Form 10-Q
period 1995-04-30
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1995-06-13
CIK 110536

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ___________

       (mark one)
       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended April 30, 1995

                                      or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For transition period from _____________ to ______________


                                   0-16438
                           (Commission File Number)

                       NATIONAL TECHNICAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                       95-4134955
               (State of Incorporation)            (IRS Employer
                                               Identification number)

                24007 Ventura Boulevard, Calabasas, California
             (Address of registrant's principal executive office)

                  (818) 591-0776                      91302
            (Registrant's telephone number)         (Zip code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
       requirements for the past 90 days.   YES  [x]   NO  [ ]

            The number of shares of common stock, par value $.01 per share, outstanding as of June 11, 1995 was 6,650,777.













                            Exhibit Index on Page 13

              NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



                                    Index
                                    -----

                                                              Page No.
       PART I.   FINANCIAL INFORMATION                        --------

            Financial Statements:

                 Condensed Consolidated Balance Sheets
                 April 30, 1995 and January 31, 1995                3

                 Condensed Consolidated Statements of Income
                 Three Months Ended April 30, 1995 and 1994         4

                 Condensed Consolidated Statements of
                 Cash Flows Three Months Ended April 30,
                 1995 and 1994                                      5

            Notes to the Condensed Consolidated Financial
            Statements                                              6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7


       PART  II.   OTHER INFORMATION & SIGNATURE                   12

       PART I -- FINANCIAL INFORMATION
              NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
                                               April 30,     January 31,
                                                 1995           1995
Assets                                        -----------    -----------
Current assets:
  Cash                                        $ 1,124,000    $ 1,696,000
  Receivables, less allowance for doubtful
   accounts of $580,000 at April 30, 1995
   and $577,000 at January 31, 1995            10,678,000      9,680,000
  Income taxes receivable                           4,000              0
  Inventories                                   1,883,000      2,082,000
  Deferred income taxes                           436,000        434,000
  Prepaid expenses                                878,000        757,000
                                               ----------     ----------
   Total current assets                        15,003,000     14,649,000

Property, plant and equipment, at cost         40,874,000     40,413,000
Less: accumulated depreciation                 24,000,000     23,500,000

  Net property, plant and equipment            16,874,000     16,913,000

Intangible assets                                 468,000        529,000
Property held for sale                            544,000        544,000
Other assets                                      417,000        433,000
                                               ----------     ----------
Total Assets                                  $33,306,000    $33,068,000
                                               ==========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                            $ 2,570,000    $ 2,866,000
  Accrued expenses                              1,843,000      1,627,000
  Income taxes payable                                  0        184,000
  Current installments of long-term debt        2,002,000      2,060,000
                                               ----------     ----------
     Total current liabilities                  6,415,000      6,737,000

Long-term debt, excluding current
 installments                                  10,644,000     10,045,000
Deferred income taxes                           1,464,000      1,455,000

Stockholders' equity:
  Common stock of $.01 par value.
   Authorized, 20,000,000; issued and
   outstanding 6,651,000 as of April 30,
   1995 and 6,650,000 as of January 31, 1995       67,000         66,000
   Additional paid-in capital                  10,415,000     10,480,000
   Retained earnings                            4,301,000      4,285,000
                                               ----------     ----------
     Total stockholders' equity                14,783,000     14,831,000
                                               ----------     ----------
Total Liabilities and Stockholders' Equity    $33,306,000    $33,068,000
                                               ==========     ==========
       See accompanying notes to Consolidated Financial Statements.

              NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Income (unaudited)
                for Three Months Ended April 30, 1995 and 1994


                                                  1995           1994
                                               ----------     ----------

Revenues                                      $ 9,605,000    $10,132,000

Cost of sales                                   7,533,000      7,802,000

  Gross profit                                  2,072,000      2,330,000

Selling, general and administrative expense     1,716,000      1,715,000
                                               ----------     ----------

  Operating income                                356,000        615,000

Other income (expense):

  Interest expense, net                          (304,000)      (248,000)
  Other                                           (22,000)       (29,000)
                                               ----------     ----------
    Total other expense                          (326,000)      (277,000)
                                               ----------     ----------

Income before income taxes                         30,000        338,000

Income taxes                                       14,000        152,000
                                               ----------     ----------
Net income                                    $    16,000    $   186,000
                                               ==========     ==========

Primary and fully diluted net income per      $      0.00    $      0.03
  common share                                 ==========     ==========

Weighted average number of common shares and
  common stock equivalents outstanding          6,651,000      6,606,000
                                               ==========     ==========



       See accompanying notes to Consolidated Financial Statements.

       NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Cash Flows (unaudited) for Three Months Ending April 30, 1995 and 1994

                                                  1995           1994
                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                  $    16,000    $   186,000

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                 587,000        551,000
    Provision for losses on receivables             3,000         33,000
    Deferred income taxes                           3,000         84,000
    Loss on sale of assets                              0          2,000
    Net changes in assets and liabilities:
      Accounts receivable                      (1,001,000)       252,000
      Inventories                                 199,000        182,000
      Prepaid expenses                           (121,000)        25,000
      Other assets                                 16,000        (14,000)
      Accounts payable                           (296,000)    (1,115,000)
      Accrued expenses                            216,000       (241,000)
      Income taxes                               (184,000)        29,000
                                               ----------     ----------
  Net cash used in operating activities          (562,000)       (26,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment        (487,000)      (544,000)
Proceeds on sale of fixed assets                        0          1,000
                                               ----------     ----------
  Net cash used for investing activities         (487,000)      (543,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                    1,000,000        353,000
Repayments of current and long-term debt         (459,000)      (372,000)
Cash dividends paid                               (66,000)             0
Proceeds from stock options exercised               2,000         17,000
                                               ----------     ----------
  Net cash provided by (used for) financing
    activities                                    477,000         (2,000)
                                               ----------     ----------
Net decrease in cash                             (572,000)      (571,000)
Beginning cash balance                          1,696,000      1,419,000
                                               ----------     ----------

ENDING CASH BALANCE                           $ 1,124,000    $   848,000
                                               ==========     ==========




       See accompanying notes to Consolidated Financial Statements.

              NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements

     1. In accordance with instructions to Form 10-Q the accompanying financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1995.

     2. The statements presented as of and for the three-month period ended April 30, 1995 and 1994 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

     3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

     4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Registrant expects to pay state and alternative minimum federal income taxes for the fiscal year ended January 31, 1996.

     5.   Net income per share for the three-month period ended
          April 30, 1995 and 1994 was computed by dividing net income by the weighted average number of common shares outstanding during the period. Common stock equivalents were excluded because their effect was immaterial or antidilutive.

     6. The consolidated financial statements include the accounts of the Registrant and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     7. Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

     8. Cash paid for interest and taxes for the three months ended April 30, 1995 was $271,000 and $196,000 respectively. Cash paid for interest and taxes for the three months ended
          April 30, 1994 was $246,000 and $98,000 respectively.

     9. On January 17, 1995, the Board of Directors declared a cash dividend of $.01 per share to shareholders of record on February 10, 1995. The cash dividend, which totaled $66,000, was paid on February 24, 1995.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the first quarter ended April 30.

             (tabular header information:  Dollars in thousands)

     RESULTS OF OPERATIONS
     ---------------------

     REVENUES
     Quarter ended April 30             1995    % Change      1994
                                      --------  --------    --------

     Technical services               $ 7,878      (6.6%)   $ 8,437

     Environmental services               358   2,653.8%         13

     Registration services                463     121.5%        209

     Contract labor services              906     (38.5%)     1,473
                                       ------                ------
        Total net revenue             $ 9,605      (5.2%)   $10,132
                                       ======                ======


            For the three months ended April 30, 1995, consolidated revenues decreased by $527,000 or 5.2% when compared to the same period in 1994. In 1995, the technical services segment revenues decreased due to the continued downsizing in the aerospace and defense industry, cutbacks in the nuclear industry due to deregulation and a temporary decline in completed automotive testing contracts due to scheduling anomalies. The Registrant's environmental services segment revenues increased $345,000 as a result of concentrated marketing efforts. Revenues in the registration services segment also showed an increase as a result of continuing marketing efforts. The contract labor services segment revenue decreased $567,000 reflecting the continuing effects of a declining backlog and a more competitive market for nuclear contract labor services.

            It is anticipated by the Registrant that revenues in the technical services segment will improve slightly and remain approximately consistent with last year's levels, while revenues in both the environmental services segment and the registration services segment should continue to increase at a more moderate rate for the remainder of fiscal 1996. It is further anticipated that revenues in the contract labor services segment will continue at current levels through the end of the fiscal year.

     GROSS PROFIT
     Quarter ended April 30             1995    % Change      1994
                                      --------  --------    --------

     Technical services               $ 1,661     (10.0%)   $ 1,846
       % to segment revenue             21.1%                 21.9%

     Environmental services                85     553.8%         13
       % to segment revenue             23.7%                100.0%

     Registration services                118      40.5%         84
       % to segment revenue             25.5%                 40.2%

     Contract labor services              208     (46.3%)       387
       % to segment revenue             23.0%                 26.3%

     Total                            $ 2,072     (11.1%)   $ 2,330
       % to total net revenue           21.6%                 23.0%

            Gross profit as a percentage of net revenues decreased in the quarter ended April 30, 1995 by $258,000 when compared to the same quarter in 1994. This decrease was due to pricing pressures from increased competition in the technical services and contract labor services segments. The Registrant anticipates the competitive environment for aerospace and defense testing and contract labor services to persist. However, the market for automotive testing should show some improvement. In addition, due to the decline in gross profits, the Registrant initiated an aggressive cost reduction program which included reductions in its workforce and consolidations of some of its operations. Therefore, barring any unforeseen circumstances, gross profits should increase slightly and return to fiscal 1995 levels by the end of fiscal 1996.

     SELLING, GENERAL & ADMINISTRATIVE
     Quarter ended April 30             1995    % Change      1994
                                      --------  --------    --------
     Technical services               $ 1,276      (4.2%)   $ 1,332
       % to segment revenue             16.2%                 15.8%

     Environmental services                50                     0
       % to segment revenue             14.0%                  0.0%

     Registration services                136     172.0%         50
       % to segment revenue             29.4%                 23.9%

     Contract labor services              229     (25.9%)       309
       % to segment revenue             25.3%                 21.0%

     Corporate                             25       4.2%         24

     Total S G & A                    $ 1,716       0.1%    $ 1,715
       % to total net revenue           17.9%                 16.9%

            Selling, general and administrative expenses as a percentage of net revenues increased in the first three months ending
       April 30, 1995 compared to the same period in 1994 due to revenues declining while overall expenses remained essentially unchanged. Expenses in the Registrant's technical services segment and contract labor service segment decreased as a result of management's ongoing cost containment efforts. These reductions were offset by increases in the environmental services and registration services segments which are reflective of the cost of pursuing business in these growing segments of the Registrant. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

       INTEREST EXPENSE

            Net interest expense increased $56,000 in the first quarter ending April 30, 1995 when compared to the same period in 1994. This increase was principally due to higher interest rates on existing loans and increases in the term loan and line of credit balances.

       INCOME TAXES

            The income tax provisional rate for the first quarters of 1995 and 1994 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the first quarter ending April 30, 1995 was lower than the same period in 1994 due to the decrease in income before taxes. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

       NET INCOME

            The decrease in net income in the first quarter ending April 30, 1995 compared to the same period in 1994 was due to decreased revenues, lower gross profit margins and slightly higher interest costs.

       BUSINESS ENVIRONMENT

            Revenues in the Registrant's defense-related test business continued to be very competitive due to the ongoing cutbacks and consolidations in the aerospace and defense industry. The Registrant has, however, maintained a significant volume of work at lower prices than last year. After a detailed market analysis, the Registrant has decided, as part of its aggressive cost reduction program, to discontinue its aerospace test operations at its Hartwood, Virginia facility. This facility will continue to operate in support of the Registrant's Marine Corps support contract in the Virginia area as well as providing a base of operation for the Registrant's national sales office.

       The Registrant plans to sell some of the aerospace test assets at this facility to others and reallocate the majority of these assets to its other laboratories. Also, at the end of the Marine Corps support contract, the Registrant will decide whether to liquidate or lease out the real property. It is anticipated by the Registrant that the discontinuance of operations at this facility will not have a material affect on earnings nor the Registrant's ability to service its current customer base. The Registrant's strategy of establishing strategic alliances and winning work from companies that have downsized or discontinued their own testing operations has mitigated the trends in the defense-related business to some degree. Furthermore, the Registrant's strategy of growth through diversification has been successful with the continued revenue growth in ISO registration services and environmental services. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

       LIQUIDITY AND CAPITAL RESOURCES

            In the first quarter ended April 30, 1995, cash used in operations increased by $536,000 when compared to the same period in 1994. Major items contributing to this increase were significant increases in accounts receivable balances partially offset by decreases in inventories and accrued expense balances.

            Net cash used in investing activities in the three-month period ended April 30, 1995 decreased $56,000 over the same period in 1994. The Registrant anticipates that its capital spending level in fiscal 1996 will be lower than fiscal 1995. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

            In the three-month period ended April 30, 1995, net cash provided by financing activities consisted of increases in the bank term loans and lines of credit of $1,000,000, offset by debt reduction on short term and long term debt of $459,000 and payment of a $0.01 per share dividend. During fiscal 1995 the Registrant's revolving lines of credit with Bank of America NT & SA and Sanwa Bank California were extended to June 1996. The Registrant also has a term loan agreement with Bank of America
       NT & SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,000 through August 31, 1998 and an additional $1,000,000 loan with Sanwa Bank California entered into in January 1995 with payments of $16,667 through January 31, 2000.

            Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. The

       Registrant's future working capital will be provided from operations, supplemented by its bank credit lines. The
       Registrant's bank revolving lines of credit, which currently aggregate $5,000,000 for short-term liquidity needs had $400,000 available at April 30, 1995.

       PART II.  OTHER INFORMATION


       Item 6.   Exhibits and Reports on Form 8-K

                 During the quarter ended April 30, 1995
                 the registrant did not file a current report on Form 8-K



                                   SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL TECHNICAL SYSTEMS, INC.



       Date:  June 12, 1995          By: /s/ Lloyd Blonder
             -----------------          ----------------------------
                                         Lloyd Blonder
                                         Senior Vice President
                                         Chief Financial Officer

                                         (Signing on behalf of the
                                          registrant and as principal
                                          financial officer)

                                EXHIBIT INDEX
                                -------------


    Exhibit                                                         Page
    No.                   Description                               No.
    ---------------------------------------------------------------------

    27                    Financial Data Schedule                    14