Form 10-Q
period 1995-07-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1995-09-14
CIK 110536

______________________________________________________________________

     FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549


     (mark one)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended July 31, 1995

     or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For transition period from ________________ to _________________


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

          The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1995 was 6,657,027.




          _________________________________________________________________

             NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



                                        Index



          PART  I.   FINANCIAL INFORMATION                      Page No.

               Financial Statements:

                    Condensed Consolidated Balance Sheets
                    July 31, 1995 and January 31, 1995                3

                    Condensed Consolidated Statements of Income
                    Six Months Ended July 31, 1995 and 1994           4

                    Condensed Consolidated Statements of Income
                    Three Months Ended July 31, 1995 and 1994         5

                    Condensed Consolidated Statements of Cash Flows
                    Six Months Ended July 31, 1995 and 1994           6

               Notes to the Condensed Consolidated
               Financial Statements                                   7

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8


          PART  II.   OTHER INFORMATION & SIGNATURE                   14
























                                        2                            PAGE

PART I -- FINANCIAL INFORMATION
   NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
   Condensed Consolidated Balance Sheets  (unaudited)
                                                     July 31,     January 31,
   Assets                                            1995         1995
                                                     --------     ----------
   Current assets:
      Cash                                         $  1,286,000 $  1,696,000
     Receivables, less allowance for doubtful
     accounts of $621,000 at July 31, 1995 and
     $577,000 at January 31,1995                     10,842,000    9,680,000
      Inventories                                     2,293,000    2,082,000
      Deferred income taxes                             460,000      434,000
      Prepaid expenses                                  794,000      757,000
                                                     ----------   ----------
        Total current assets                         15,675,000   14,649,000

   Property, plant and equipment, at cost            41,175,000   40,413,000
   Less: accumulated depreciation                    24,525,000   23,500,000
                                                     ----------   ----------
       Net property, plant and equipment             16,650,000   16,913,000

   Intangible assets                                    421,000      529,000
   Property held for sale                               544,000      544,000
   Other assets                                         388,000      433,000
                                                     ----------   ----------
   Total Assets                                    $ 33,678,000 $ 33,068,000
                                                     ==========   ==========
   Liabilities and Stockholders' Equity
   Current liabilities:
       Short term borrowings                       $  4,600,000 $  0
      Accounts payable                                2,976,000    2,866,000
      Accrued expenses                                1,780,000    1,627,000
      Income taxes payable                            0              184,000
      Current installments of long-term debt          1,965,000    2,060,000
                                                     ----------   ----------
        Total current liabilities                    11,321,000    6,737,000

   Long-term debt, excluding current installments     5,658,000   10,045,000
   Deferred income taxes                              1,607,000    1,455,000

   Minority Interest                                    139,000    0

   Stockholders' equity:
   Common stock of $.01 par value.  Authorized,          66,000       66,000
   20,000,000; issued and outstanding 6,651,000 as
   of July 31, 1995 and 6,650,000 as of January
   31, 1995
   Additional paid-in capital                        10,494,000   10,480,000
   Retained earnings                                  4,393,000    4,285,000
                                                     ----------   ----------
   Total stockholders' equity                        14,953,000   14,831,000
                                                     ----------   ----------
   Total Liabilities and Stockholders' Equity      $ 33,678,000 $ 33,068,000
                                                     ==========   ==========
   See accompanying notes to Condensed
   Consolidated Financial Statements.
                                        3                            PAGE

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Income  (unaudited)
   for Six Months Ended July 31, 1995 and 1994
                                                      1995         1994
                                                   ----------    ---------
   Revenues                                      $ 20,488,000  $ 19,266,000

   Cost of sales                                   15,950,000    14,526,000
                                                   ----------    ----------
      Gross profit                                  4,538,000    4,740,000


   Selling, general and administrative expense      3,377,000    3,485,000
                                                   ----------    ---------
        Operating income                            1,161,000    1,255,000


   Other income (expense):
      Interest expense, net                          (602,000)    (591,000)
      Other                                            13,000        1,000
                                                   ----------    ----------

        Total other expense                          (589,000)    (590,000)
                                                   ----------    ----------

   Income before income taxes and minority            572,000      665,000
   interest

   Income taxes                                       258,000      300,000
                                                   ----------    ----------

   Income before minority interest                    314,000      365,000

   Minority Interest                                   12,000         0
                                                   ----------    ----------

   Net income                                    $    302,000  $   365,000
                                                   ==========    =========

   Primary and fully diluted net income per      $       0.05  $      0.06
   common share                                    ==========    =========

   Weighted average number of common shares and
     common stock equivalents outstanding           6,652,000    6,614,000
                                                   ==========    =========
   See accompanying notes to Condensed
   Consolidated Financial Statements.








                                        4                            PAGE

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Income  (unaudited)
   for Three Months Ended July 31, 1995 and 1994
                                                      1995          1994
                                                   ----------    ----------

   Revenues                                      $ 10,883,000  $  9,134,000

   Cost of sales                                    8,417,000     6,724,000
                                                   ----------    ----------

        Gross profit                                2,466,000     2,410,000

   Selling, general and administrative expense      1,661,000     1,770,000
                                                   ----------    ----------
        Operating income                              805,000       640,000

   Other income (expense):
      Interest expense, net                          (298,000)     (343,000)

      Other                                            35,000        30,000
                                                   ----------    ----------
        Total other expense                          (263,000)     (313,000)
                                                   ----------    ----------

   Income before income taxes and minority            542,000       327,000
   interest

   Income taxes                                       244,000       148,000
                                                   ----------    ----------

   Income before minority interest                    298,000       179,000

   Minority Interest                                   10,000       0
                                                   ----------    ----------

   Net income                                    $    288,000  $    179,000
                                                   ==========    ==========

   Primary and fully diluted net income per      $       0.04  $       0.03
   common share                                    ==========    ==========

   Weighted average number of common shares and
     common stock equivalents outstanding           6,652,000     6,614,000
                                                   ==========    ==========

   See accompanying notes to Condensed
   Consolidated Financial Statements.







                                        5                            PAGE

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (unaudited)
   for Six Months Ending July 31, 1995 and 1994
                                                     1995           1994
                                                  ---------      ---------

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                 $   302,000    $    365,000

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization               1,163,000      1,158,000
       Provision for losses on receivables            44,000         96,000
       Deferred income taxes                         126,000        154,000
       Gain on sale of assets                         (5,000)    0
       Net changes in assets and liabilities:
         Accounts receivable                      (1,206,000)       971,000
         Inventories                                (211,000)       232,000
         Prepaid expenses                            (37,000)      (149,000)
         Other assets                                 32,000        (56,000)
         Accounts payable                            110,000     (1,576,000)
         Accrued expenses                            153,000        131,000
         Income taxes                               (184,000)       (63,000)
         Undistributed earnings of affiliate          12,000          0
                                                  ---------       ---------
     Net cash provided by operating activities       299,000      1,263,000

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment        (779,000)    (1,767,000)
   Proceeds on sale of fixed assets                    5,000          0
                                                   ---------      ---------
     Net cash used for investing activities         (774,000)    (1,767,000)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                      213,000       2,006,000
   Repayments of current and long-term debt          (95,000)     (1,997,000)
   Cash dividends paid                               (67,000)        (66,000)
   Proceeds from stock options exercised              14,000          27,000
                                                   ---------       ---------
     Net cash provided by (used for) financing        65,000         (30,000)
   activities                                      ---------       ---------

   Net decrease in cash                             (410,000)       (534,000)
   Beginning cash balance                          1,696,000       1,419,000
                                                   ---------       ---------

   ENDING CASH BALANCE                          $  1,286,000   $     885,000
                                                   =========       =========

   See accompanying notes to Condensed
   Consolidated Financial Statements.





                                        6                            PAGE

     NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
     Notes to the Condensed Consolidated Financial Statements

     1. In accordance with instructions to Form 10-Q the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1995.

     2. The statements presented as of and for the six-month periods ended July 31, 1995 and 1994 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

     5. Net income per share for the six-month periods ended July 31, 1995 and 1994 was computed by dividing net income by the weighted average number of common shares outstanding during the periods. Common stock equivalents were excluded because their effect was immaterial or antidilutive.

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

     8. Cash paid for interest and taxes for the six months ended July 31, 1995 was $600,000 and $317,000 respectively. Cash paid for interest and taxes for the six months ended July 31, 1994 was $514,000 and $96,000 respectively.

     9. On January 17, 1995, the Board of Directors declared a cash dividend of $.01 per share to shareholders of record on February 10, 1995. The cash dividend, which totaled
          $67,000, was paid on February 24, 1995.

     10.  Minority interest in the Registrant's NQA-USA, Inc.
          subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to NQA-UK in December 1994. Profits are shared 65% to NQA-USA, Inc. and 35% to NQA-UK.
                                        7                            PAGE

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the six months ended July 31.

          (tabular header information:  Dollars in thousands)
          ---------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------
          REVENUES
          --------
          Six months ended July 31     1995        % Change     1994
                                     -------       --------   -------

          Technical services         $16,369           3.5%   $15,811
          Environmental services         980       1,026.4%        87
          Registration services        1,018          72.0%       592
          Contract labor services      2,121         (23.6%)    2,776
                                     -------       ---------   ------
             Total net revenue       $20,488           6.3%   $19,266
                                     =======                  =======


          For the six months ended July 31, 1995, consolidated revenues increased by $1,222,000 or 6.3% when compared to the same period in 1994. In 1995, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business. The Registrant s environmental services segment revenues increased by $893,000 as a result of continuing efforts by the Registrant to market its new lines of business. Revenues in the registration services segment also showed continued revenue growth of $426,000. The contract labor segment revenues decreased by $655,000, reflecting the continuing effects of a declining backlog and more competitive market for nuclear contract labor services.

          It is anticipated by the Registrant that revenues in the technical services segment will improve slightly and remain approximately consistent with last year s levels, while revenues in both the environmental services segment and the registration services segment should continue to increase at a more moderate rate for the remainder of fiscal 1996. It is further anticipated that revenues in the contract labor services segment will continue at current levels through the end of the fiscal year.

          GROSS PROFIT
          -------------
          Six months ended July 31     1995        % Change     1994
                                     ---------     ---------  ---------

          Technical services         $3,682          (6.2%)   $3,925
            % to segment revenue     22.5%                    24.8%
          Environmental services        147         412.8%      (47)
            % to segment revenue     15.0%                    (54.0%)
          Registration services         364          29.1%      282
            % to segment revenue     35.8%                    47.6%
          Contract labor services       345         (40.5%)     580
            % to segment revenue     16.3%                    20.9%
          Total                      $4,538          (4.3%)   $4,740
            % to total net revenue   22.1%                    24.6%

          Gross profit as a percentage of net revenues decreased in the six months ended July 31, 1995 when compared to the same quarter in 1994. This decrease was due to pricing pressures from increased competition in the technical services and contract labor services segments. The Registrant anticipates the competitive environment for aerospace and defense testing and contract labor services to persist. In addition, due to the decline in gross profits, the Registrant initiated an aggressive cost reduction program which included reductions in its workforce and consolidations of some of its operations. Therefore, barring any unforeseen circumstances, gross profits should increase slightly and return to fiscal 1995 levels by the end of fiscal 1996.

          SELLING, GENERAL & ADMINISTRATIVE
          ---------------------------------
          Six months ended July 31     1995        % Change     1994
                                     ---------     ---------  ---------

          Technical services         $2,498         (8.7%)    $2,737
            % to segment revenue     15.3%                      17.3%

          Environmental services         98        653.8%         13
            % to segment revenue     10.0%                      14.9%

          Registration services         240        114.3%        112
            % to segment revenue     23.6%                     18.9%

          Contract labor services       488        (15.1%)       575
            % to segment revenue     23.0%                     20.7%

          Corporate                      53        10.4%          48

          Total S G & A              $3,377        (3.1%)     $3,485
            % to total net revenue   16.5%                    18.1%

          Selling, general and administrative expenses as a percentage of net revenues decreased in the six months ending July 31, 1995 compared to the same period in 1994 as a result of managements cost reduction programs and increased revenues. These reductions were offset by increases in the environmental services and registration services segments which are reflective of the cost

                                       9                            PAGE
          of pursuing business in these growing segments of the Registrant. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

          INTEREST EXPENSE
          ----------------
          Net interest expense increased $11,000 in the six months ending July 31, 1995 when compared to the same period in 1994. This increase was principally due to higher interest rates on existing loans and increases in the term loan and line of credit balances.

          INCOME TAXES
          ------------
          The income tax provisional rate for the first six months of 1995 and 1994 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the six months ending July 31, 1995 was slightly less than the same period in 1994 due to the lower income before taxes in 1995. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

          NET INCOME
          -----------
          The decrease in net income in the six months ending July 31, 1995 compared to the same period in 1994 was due to lower gross profit margins and slightly higher interest costs.

          REVENUES
          --------
          Quarter ended July 31        1995        % Change     1994
                                     -------       ---------  ---------

          Technical services         $ 8,491        15.1%     $7,374
          Environmental services         622       740.5%         74
          Registration services          555        44.9%        383
          Contract labor services      1,215        (6.8%)     1,303
                                     -------                  ------
             Total net revenue       $10,883        19.1%     $9,134
                                     =======                  ======

          For the three months ended July 31, 1995, consolidated revenues increased by $1,749,000 or 19.1% when compared to the same period in 1994. In 1995, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business in addition to increases in the nuclear related business. The Registrant s environmental services segment revenues increased by $548,000 as a result of continuing efforts by the Registrant to market its new lines of business. Revenues in the registration services segment also showed continued revenue growth of $172,000. The contract labor segment revenues decreased by $88,000, reflecting the continuing effects of a declining backlog and more competitive market for nuclear contract labor services.

          It is anticipated by the Registrant that revenues in the technical services segment will improve slightly and remain approximately consistent with last year s levels, while revenues in both the environmental services segment and the registration services segment should continue to increase at a more moderate rate for the remainder of fiscal 1996. It is further anticipated that revenues in the contract labor services segment will continue at current levels through the end of the fiscal year.

          GROSS PROFIT
          ------------
          Quarter ended July 31        1995        % Change     1994
                                     ---------     ---------  ---------

          Technical services         $2,021         (2.8%)    $2,079
            % to segment revenue      23.8%                    28.2%

          Environmental services         62        203.3%        (60)
            % to segment revenue      10.0%                   (81.1%)

          Registration services         246         24.2%        198
            % to segment revenue      44.3%                    51.7%

          Contract labor services       137        (29.0%)       193
            % to segment revenue      11.3%                    14.8%

          Total                      $2,466          2.3%     $2,410
            % to total net revenue    22.7%                    26.4%

          Gross profit as a percentage of net revenues decreased in the quarter ended July 31, 1995 when compared to the same quarter in 1994. This decrease was due to pricing pressures from increased competition in the technical services and contract labor services segments. The Registrant anticipates the competitive environment for aerospace and defense testing and contract labor services will persist for the foreseeable future. However, the market for automotive testing should show some improvement. In addition, due to the decline in gross profits, the Registrant initiated an aggressive cost reduction program which included reductions in its workforce and consolidations of certain of its operations. Therefore, barring any unforeseen circumstances, gross profits should increase slightly and return to fiscal 1995 levels by the end of fiscal 1996.

          SELLING, GENERAL & ADMINISTRATIVE
          ---------------------------------
          Quarter ended July 31        1995        % Change     1994
                                     ---------     ---------  ---------

          Technical services         $1,222        (13.0%)    $1,405
            % to segment revenue     14.4%                    19.1%

          Environmental services     48            269.2%     13
            % to segment revenue     7.7%                     17.6%

          Registration services      104           67.7%      62
            % to segment revenue     18.7%                    16.2%

          Contract labor services    259           (2.6%)     266
            % to segment revenue     21.3%                    20.4%

          Corporate                  28            16.7%      24
          Total S G & A              $1,661        (6.2%)     $1,770
            % to total net revenue   15.3%                    19.4%

          Selling, general and administrative expenses as a percentage of net revenues decreased in the three months ending July 31, 1995 compared to the same period in 1994 as a result of management s ongoing cost containment efforts. These reductions were offset by increases in the environmental services and registration services segments which are reflective of the cost of pursuing business in these growing segments of the Registrant. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

          INTEREST EXPENSE
          ----------------
          Net interest expense decreased $45,000 in the quarter ending July 31, 1995 when compared to the same period in 1994. This decrease was principally due to decreases in the term loan and line of credit balances.

          INCOME TAXES
          ------------
          The income tax provisional rate for the quarters of 1995 and 1994 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the quarter ending July 31, 1995 was higher than the same period in 1994 due to the increase in income before taxes and minority interest. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

          NET INCOME
          ----------
          The increase in net income in the quarter ending July 31, 1995 compared to the same period in 1994 was due to increased revenues along with a reduction in costs.

          BUSINESS ENVIRONMENT
          --------------------
          Revenues in the Registrant s defense-related test business continued to be very competitive due to the ongoing cutbacks and consolidations in the aerospace and defense industry. The Registrant has, however, maintained a significant volume of work at lower prices compared to last year. After a detailed market analysis, the Registrant has decided, as part of its aggressive cost reduction program, to discontinue its aerospace test operations at its Hartwood, Virginia facility. This facility will continue to operate in support of the Registrant s Marine Corps support contract in the Virginia area as well as providing a base of operation for the Registrant s national sales office. The Registrant plans to sell some of the aerospace test assets at this facility to others and reallocate the majority of the remaining assets to its other NTS laboratories. Also, at the end of the Marine Corps support contract, the Registrant will decide whether to liquidate or lease out the real property. It is anticipated by the Registrant that the discontinuance of operations at this facility will not have a material affect on earnings nor the Registrant s ability to service its current customer base.

          The Registrant's strategy of establishing strategic alliances and winning work from companies that have downsized or discontinued their own testing operations has mitigated the trends in the defense-related business to some degree. Furthermore, the Registrant s strategy of growth through diversification has been successful with the continued revenue growth in ISO registration services and environmental services. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------
          In the six months ended July 31, 1995, cash provided by operations decreased by $964,000 when compared to the same period in 1994. Major items contributing to this decrease were significant increases in accounts receivable balances partially offset by increases in accounts payable and accrued expense balances.

          Net cash used in investing activities in the six-month period ended July 31, 1995 decreased $993,000 when compared to the same period in 1994. The Registrant anticipates that its capital spending level in fiscal 1996 will continue to be lower than fiscal 1995. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

          In the six-month period ended July 31, 1995, net cash provided by financing activities consisted of increases in the bank term loans and lines of credit of $213,000 and proceeds from the exercise of stock options of $14,000, offset by debt reduction on short term and long term debt of $95,000 and payment of a $0.01 per share dividend. During fiscal 1995 the Registrant s revolving lines of credit with Bank of America NT & SA and Sanwa Bank California were extended to June 1996. During the six-month period ended July 31, 1995, long term debt decreased by $4,595,000 from the same period in 1994. This was due primarily to the reclassification of the revolving lines of credit as current liabilities. The Registrant is currently negotiating with its existing banks to renew its lines of credit. Management believes, based upon its current profitable operations and discussions with its banks, that these lines will be renewed.
          The Registrant also has a term loan agreement with Bank of America NT & SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,000 through August 31, 1998 and an additional $1,000,000 loan with Sanwa Bank California entered into in January 1995 with payments of $16,667 through January 31, 2000.

          Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. The Registrant's future working capital will be provided from operations, supplemented by its bank credit lines. The Registrant's bank revolving lines of credit, which currently aggregate $5,000,000 for short-term liquidity needs had $400,000 available at July 31, 1995.

          PART II.  OTHER INFORMATION
          --------  -----------------

          Item 6.   Exhibits and Reports on Form 8-K
          -------   --------------------------------
                    During the quarter ended July 31, 1995
                    the registrant did not file a current report on Form 8-K



                                      SIGNATURE
                                      ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL TECHNICAL SYSTEMS, INC.



          Date:  September 13, 1995      By:  /s/ Lloyd Blonder
                                             ___________________________
                                             Lloyd Blonder
                                             Senior Vice President
                                             Chief Financial Officer

                                             (Signing on behalf of the
                                             registrant and as principal
                                             financial officer)

                                EXHIBIT INDEX
                                -------------


    Exhibit                                                         Page
    No.                   Description                               No.
    ---------------------------------------------------------------------

    27                    Financial Data Schedule                    17