Form 10-Q
period 1995-10-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1995-12-13
CIK 110536

FORM 10-Q
     ---------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

     (mark one)
        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended October 31, 1995
              -----------------------------------------------
     or
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For transition period from ___________ to ___________

                                  0-16438
                                  -------
                          (Commission File Number)

                      NATIONAL TECHNICAL SYSTEMS, INC.
                      --------------------------------
           (Exact name of registrant as specified in its charter)

                    Delaware                   95-4134955
                   -----------                -------------
             (State of Incorporation)         (IRS Employer
                                             Identification
                                                 number)

               24007 Ventura Boulevard, Calabasas, California
               ----------------------------------------------
            (Address of registrant's principal executive office)

                (818) 591-0776                    91302
           -------------------------------      ---------
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

     The number of shares of common stock, par value $.01 per share, outstanding as of October 31, 1995 was 6,660,993.





                          Exhibit Index on Page 18

             NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES


                                   Index
                                   -----

     PART I.   FINANCIAL INFORMATION                          Page No.
     -------   ---------------------                         ---------

        Financial Statements:

           Condensed Consolidated Balance Sheets
           October 31, 1995 and January 31, 1995                     3

           Condensed Consolidated Statements of Income
           Nine Months Ended October 31, 1995 and 1994               5

           Condensed Consolidated Statements of Income
           Three Months Ended October 31, 1995 and 1994              6

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended October 31, 1995 and 1994               7

        Notes to the Condensed Consolidated Financial Statements     8

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          9


     PART  II.   OTHER INFORMATION & SIGNATURE                      17
     ---------   -----------------------------

     PART I -- FINANCIAL INFORMATION
     -------------------------------

             NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets (unaudited)

                                         October 31,   January 31,
     ASSETS                                 1995          1995
                                         -----------   -----------
     Current assets:
        Cash                             $ 1,232,000    $ 1,696,000
        Receivables, less allowance for
        doubtful accounts of $646,000
        at October 31, 1995 and
        $577,000 at January 31, 1995      12,686,000      9,680,000
        Inventories                        2,158,000      2,082,000
        Deferred income taxes                454,000        434,000
        Prepaid expenses                   1,194,000        757,000
                                          ----------     ----------
          Total current assets            17,724,000     14,649,000
     Property, plant and equipment, at
     cost                                 41,470,000     40,413,000
     Less: accumulated depreciation       25,038,000     23,500,000
                                          ----------     ----------
        Net property, plant and
        equipment                         16,432,000     16,913,000
     Intangible assets                       346,000        529,000
     Property held for sale                  544,000        544,000
     Other assets                            355,000        433,000
                                          ----------     ----------
     Total Assets                        $35,401,000    $33,068,000
                                          ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Short term borrowings            $ 4,600,000     $        0
        Accounts payable                   4,013,000      2,866,000
        Accrued expenses                   2,342,000      1,627,000
        Income taxes payable                  13,000        184,000
        Current installments of
        long-term debt                     1,945,000      2,060,000
                                          ----------     ----------
         Total current liabilities        12,913,000      6,737,000
     Long-term debt, excluding current
     installments                          5,321,000     10,045,000
     Deferred income taxes                 1,758,000      1,455,000
     Minority Interest                       160,000              0

     Stockholders' equity:
       Common stock of $.01 par value.
       Authorized, 20,000,000; issued
       and outstanding 6,661,000 as of
       October 31, 1995 and 6,650,000
       as of January 31, 1995                 67,000         66,000
       Additional paid-in capital         10,511,000     10,480,000
       Retained earnings                   4,671,000      4,285,000
                                          ----------     ----------
           Total stockholders' equity     15,249,000     14,831,000
                                          ----------     ----------
     Total Liabilities and               $35,401,000    $33,068,000
     Stockholders' Equity                 ==========     ==========

                    See accompanying notes to Condensed
                     Consolidated Financial Statements.

             NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------

                Condensed Consolidated Statements of Income
                                (unaudited)

              for Nine months Ended October 31, 1995 and 1994

                                            1995           1994
                                            ----           ----

     Revenues                           $33,364,000    $28,634,000

     Cost of sales                       26,177,000     21,706,000
                                         ----------     ----------
        Gross profit                      7,187,000      6,928,000

     Selling, general and
     administrative expense               5,090,000      5,291,000
                                         ----------     ----------
        Operating income                  2,097,000      1,637,000

     Other income (expense):

        Interest expense, net              (889,000)      (766,000)

        Other                                25,000        (13,000)
                                         ----------     ----------
        Total other expense                (864,000)      (779,000)
                                         ----------     ----------
     Income before income taxes and
     minority interest                    1,233,000        858,000

     Income taxes                           555,000        386,000
                                         ----------     ----------
     Income before minority interest
                                            678,000        472,000

     Minority interest                       33,000              0
                                         ----------     ----------
     Net income                         $   645,000    $   472,000
                                         ==========     ==========
     Primary and fully diluted net
     income per common share            $      0.10    $      0.07
                                         ==========     ==========
     Weighted average number of common
     shares and common stock
     equivalents outstanding              6,656,000      6,617,000
                                         ==========     ==========

              See accompanying notes to Condensed Consolidated
                           Financial Statements.

             NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------
          Condensed Consolidated Statements of Income (unaudited)
              for Three Months Ended October 31, 1995 and 1994

                                            1995           1994
                                            ----           ----

     Revenues                           $12,876,000    $ 9,368,000

     Cost of sales                       10,227,000      7,180,000
                                         ----------     ----------
          Gross profit                    2,649,000      2,188,000

     Selling, general and
     administrative expense               1,713,000      1,806,000
                                         ----------     ----------
          Operating income                  936,000        382,000

     Other income (expense):

        Interest expense, net              (287,000)      (175,000)

        Other                                12,000        (14,000)
                                         ----------     ----------
          Total other expense              (275,000)      (189,000)

     Income before income taxes and
     minority interest                      661,000        193,000

     Income taxes                           297,000         86,000
                                         ----------     ----------
     Income before minority interest
                                            364,000        107,000

     Minority interest                       21,000              0
                                         ----------     ----------
     Net income                         $   343,000    $   107,000
                                         ==========     ==========
     Primary and fully diluted net
     income per common share            $      0.05    $      0.02
                                         ==========     ==========
     Weighted average number of common
     shares and common stock
     equivalents outstanding              6,661,000      6,623,000
                                         ==========     ==========


              See accompanying notes to Condensed Consolidated
                           Financial Statements.

             NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows (unaudited)
              for Nine months Ending October 31, 1995 and 1994
     CASH FLOWS FROM OPERATING              1995           1994
     ACTIVITIES:                            ----           ----
     Net income                         $   645,000    $   472,000
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
        Depreciation and amortization     1,748,000      1,794,000
        Provision for losses on
        receivables                          69,000        140,000
        Deferred income taxes               283,000        199,000
        Gain on sale of assets              (20,000)             0
        Net changes in assets and
        liabilities:
           Accounts receivable           (3,075,000)       231,000
           Inventories                      (76,000)      (111,000)
           Prepaid expenses                (432,000)      (385,000)
           Other assets                      78,000        (30,000)
           Accounts payable               1,147,000       (370,000)
           Accrued expenses                 715,000        289,000
           Income taxes                    (171,000)       (90,000)
           Undistributed earnings of         33,000              0
           affiliate                     ----------     ----------
        Net cash provided by operating
        activities                          944,000      2,139,000
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and
     equipment                           (1,094,000)    (2,469,000)
     Proceeds on sale of fixed assets        25,000          3,000
                                         ----------     ----------
        Net cash used for investing
        activities                       (1,069,000)    (2,466,000)
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt         1,085,000      2,454,000
     Repayments of current and
     long-term debt                      (1,324,000)    (2,421,000)
     Stock issued in lieu of
     compensation                            19,000
     Cash dividends paid                   (133,000)      (131,000)
     Proceeds from stock options             14,000         27,000
     exercised                           ----------     ----------
        Net cash used for financing        (339,000)       (71,000)
        activities                       ----------     ----------
     Net decrease in cash                  (464,000)      (398,000)
     Beginning cash balance               1,696,000      1,419,000
                                         ----------     ----------
     ENDING CASH BALANCE                $ 1,232,000    $ 1,021,000
                                         ==========     ==========
              See accompanying notes to Condensed Consolidated
                           Financial Statements.

             NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------
          Notes to the Condensed Consolidated Financial Statements

     1. In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1995.

     2. The statements presented as of and for the nine-month and three-month periods ended October 31, 1995 and 1994 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

     5. Net income per share for the nine-month and three-month periods ended October 31, 1995 and 1994 was computed by dividing net income by the weighted average number of common shares outstanding during the periods. Common stock equivalents were excluded because their effect was immaterial or antidilutive.

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

     8. Cash paid for interest and taxes for the nine months ended October 31, 1995 was $904,000 and $527,000 respectively. Cash paid for interest and taxes for the nine months ended October 31, 1994 was $772,000 and $183,000, respectively.

     9. On January 17, 1995, the Board of Directors declared a cash dividend of $.01 per share to shareholders of record on February 10, 1995. The cash dividend, which totaled $67,000, was paid on February 24, 1995. On September 26, 1995, the Board of Directors declared an additional cash dividend of

        $.01 per share to shareholders of record on October 17, 1995. This cash dividend, which totaled $66,000, was paid on October 31, 1995.

     10.   Minority interest in the Registrant's NQA-USA, Inc.
           subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to NQA-UK in December 1994. Profits are shared 65% to NQA-USA, Inc. and 35% to NQA-UK.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
        -----------------------------------------------------------

     The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the nine months ended October 31.

     (tabular header information:  Dollars in thousands)
     ---------------------------------------------------

     RESULTS OF OPERATIONS
     ---------------------

     REVENUES
     --------

     Nine months ended October 31           1995    % Change    1994
                                            ----    --------    ----

     Technical services                    $25,930    10.1%    $23,544

     Environmental services                  2,328   987.9%        214

     Registration services                   1,635    57.8%      1,036

     Contract labor services                 3,471    (9.6%)     3,840
                                            ------              ------
        Total net revenue                  $33,364    16.5%    $28,634
                                            ======              ======


     For the nine months ended October 31, 1995, consolidated revenues increased by $4,730,000 or 16.5% when compared to the same period in 1994. In 1995, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business. The Registrant's environmental services segment revenues increased by $2,114,000 as a result of continuing efforts by the Registrant to market its new lines of business. Revenues in the registration services segment also showed continued growth of $599,000. The contract labor segment revenues decreased by $369,000, reflecting the continuing effects of a declining backlog in the competitive nuclear market offset to some degree by increases in other emerging markets.

     It is anticipated by the Registrant that revenues in the technical services segment will continue to improve and increase slightly over last year s levels, while revenues in both the environmental services segment and the registration services segment should also increase at a more moderate rate for the remainder of fiscal 1996. It is further anticipated that revenues in the contract labor services segment will continue to increase slightly through the end of the fiscal year.

     GROSS PROFIT
     Nine months ended October 31           1995    % Change    1994
                                            ----    --------    ----

     Technical services                     $5,901     4.1%    $5,666

        % to segment revenue                 22.8%              24.1%


     Environmental services                     15   116.9%       (89)

        % to segment revenue                  0.6%             (41.6%)

     Registration services                     529    18.1%       448

        % to segment revenue                 32.4%              43.2%

     Contract labor services                   742   (17.8%)      903

        % to segment revenue                 21.4%              23.5%

     Total                                  $7,187     3.7%    $6,928

        % to total net revenue               21.5%              24.2%

     Gross profit as a percentage of net revenues decreased in the nine months ended October 31, 1995 when compared to the same period in 1994. This decrease was due primarily to pricing pressures from increased competition in the technical services and contract labor services segments in addition to a one-time charge for cost overruns on a fixed price contract in the environmental services segment. The Registrant anticipates the competitive environment for aerospace and defense testing and contract labor services to persist, however gross profits in the environmental services segment should improve slightly through the end of the fiscal year. In addition, due to the decline in gross profits, the Registrant initiated an aggressive cost reduction program which included reductions in its workforce and consolidations of some of its operations. Therefore, barring any unforeseen circumstances, gross profits should increase slightly during the balance of fiscal 1996.

     SELLING, GENERAL & ADMINISTRATIVE
     ---------------------------------

     Nine months ended October 31           1995    % Change    1994
                                            ----    --------    ----

     Technical services                     $3,677    (9.5%)    $4,062

        % to segment revenue                 14.2%               17.3%

     Environmental services                    141   151.8%         56

        % to segment revenue                  6.1%               26.2%

     Registration services                     444   124.2%        198

        % to segment revenue                 27.2%               19.1%

     Contract labor services                   745   (17.6%)       904

        % to segment revenue                 21.5%               23.5%

     Corporate                                  83    16.9%         71

     Total S G & A                          $5,090    (3.8%)    $5,291

        % to total net revenue               15.3%               18.5%


     Selling, general and administrative expenses as a percentage of net revenues decreased in the nine months ending October 31, 1995 compared to the same period in 1994 as a result of managements cost reduction programs and increased revenues. These reductions were offset by increases in the environmental services and registration services segments which are reflective of the cost of pursuing business in these growing segments of the Registrant. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

     INTEREST EXPENSE
     ----------------

     Net interest expense increased $123,000 in the nine months ending October 31, 1995 when compared to the same period in 1994. This increase was principally due to higher interest rates on existing loans and increases in the term loan and line of credit balances.

     INCOME TAXES
     ------------

     The income tax provisional rate for the first nine months of 1995 and 1994 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the nine months ending October 31,

     1995 was higher than the same period in 1994 due to the higher income before taxes in 1995. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

     NET INCOME
     ----------

     The increase in net income in the nine months ending October 31, 1995 compared to the same period in 1994 was due to increased revenues and lower selling, general and administrative costs offset by slightly lower gross profit margins and higher interest costs.

     REVENUES
     --------

     Quarter ended October 31               1995    % Change    1994
                                            ----    --------    ----

     Technical services                     $9,561     23.6%    $7,733

     Environmental services                  1,348    961.4%       127

     Registration services                     617     39.0%       444

     Contract labor services                 1,350     26.9%     1,064
                                            ------              ------
        Total net revenue                  $12,876     37.4%    $9,368
                                            ======              ======


     For the three months ended October 31, 1995, consolidated revenues increased by $3,508,000 or 37.4% when compared to the same period in 1994. In 1995, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business. The Registrant's environmental services segment revenues increased by $1,221,000 as a result of continuing efforts by the Registrant to market its new lines of business. Revenues in the registration services segment also showed continued revenue growth of $173,000. The contract labor segment revenues increased by $286,000, reflecting the successful shift away from the competitive market for nuclear contract labor services and toward emerging lines of business.

     It is anticipated by the Registrant that revenues in the technical services segment will continue to improve and increase over last year, while revenues in both the environmental services segment and the registration services segment should also increase at a more moderate rate for the remainder of fiscal 1996. It is further anticipated that revenues in the contract labor services segment should continue to increase slightly through the end of the fiscal year.

     GROSS PROFIT
     ------------

     Quarter ended October 31               1995    % Change    1994
                                            ----    --------    ----

     Technical services                    $2,219     27.5%    $1,741

        % to segment revenue                23.2%               22.5%

     Environmental services                  (132)  (214.3%)     (42)

        % to segment revenue                (9.8%)             (33.1%)

     Registration services                    165     (0.6%)      166

        % to segment revenue                26.7%               37.4%

     Contract labor services                  397     22.9%       323

        % to segment revenue                29.4%               30.4%

     Total                                 $2,649     21.1%    $2,188

        % to total net revenue              20.6%               23.4%

     Gross profit as a percentage of net revenues decreased in the quarter ended October 31, 1995 when compared to the same quarter in 1994. This decrease was due primarily to pricing pressures from increased competition in the technical services and contract labor services segments in addition to a one-time charge for cost overruns on a fixed price contract in the environmental services segment. The Registrant anticipates the competitive environment for aerospace and defense testing and contract labor services will persist for the foreseeable future, however gross profits for automotive testing and environmental services should improve slightly through the end of the fiscal year. In addition, due to the decline in gross profits, the Registrant initiated an aggressive cost reduction program which included reductions in its workforce and consolidations of certain of its operations. Therefore, barring any unforeseen circumstances, gross profits should increase slightly during the balance of fiscal 1996.

     SELLING, GENERAL & ADMINISTRATIVE
     ---------------------------------
     Quarter ended October 31               1995    % Change    1994
                                            ----    --------    ----

     Technical services                     $1,179   (11.0%)    $1,325

        % to segment revenue                 12.3%               17.1%

     Environmental services                     43     0.0%         43

        % to segment revenue                  3.2%               33.9%

     Registration services                     204   137.2%         86

        % to segment revenue                 33.1%               19.4%

     Contract labor services                   257   (21.9%)       329

        % to segment revenue                 19.0%               30.9%

     Corporate                                  30    30.4%         23

     Total S G & A                          $1,713    (5.1%)    $1,806

        % to total net revenue               13.3%               19.3%

     Selling, general and administrative expenses as a percentage of net revenues decreased in the three months ending October 31, 1995 compared to the same period in 1994 as a result of management's ongoing cost containment efforts. These reductions were offset by increases registration services segment which are reflective of the cost of pursuing business in this growing segments of the Registrant. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

     INTEREST EXPENSE
     ----------------

     Net interest expense increased $112,000 in the quarter ending October 31, 1995 when compared to the same period in 1994. This increase was principally due to higher interest rates and increases in the term loan and line of credit balances.

     INCOME TAXES
     ------------

     The income tax provisional rate for the quarters of 1995 and 1994 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the quarter ending October 31, 1995 was higher than the same period in 1994 due to the increase in income before taxes and minority interest. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

     NET INCOME
     ----------

     The increase in net income in the quarter ending October 31, 1995 compared to the same period in 1994 was due to increased revenues along with a reduction in costs.

     BUSINESS ENVIRONMENT
     --------------------

     Revenues in the Registrant's defense-related test business continued to be very competitive due to the ongoing cutbacks and consolidations in the aerospace and defense industry. The Registrant has, however, maintained a significant volume of work at lower prices compared to last year. After a detailed market analysis, the Registrant has decided, as part of its aggressive cost reduction program, to discontinue its aerospace test operations at its Hartwood, Virginia facility. This facility will continue to operate in support of the Registrant's Marine Corps' support contract in the Virginia area as well as providing a base of operation for the Registrant's national sales office. The Registrant plans to sell some of the aerospace test assets at this facility to others and reallocate the majority of the remaining assets to its other NTS laboratories. Also, at the end of the Marine Corps' support contract, the Registrant will decide whether to liquidate or lease out the real property. It is anticipated by the Registrant that the discontinuance of operations at this facility will not have a material affect on earnings nor the Registrant's ability to service its current customer base.

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     In the nine months ended October 31, 1995, cash provided by operations decreased by $1,195,000 when compared to the same period in 1994. Major items contributing to this decrease were significant increases in accounts receivable and prepaid expense balances partially offset by increases in accounts payable and accrued expense balances.

     Net cash used in investing activities in the nine-month period ended October 31, 1995 decreased $1,397,000 when compared to the same period in 1994. The Registrant anticipates that its capital spending level in fiscal 1996 will continue to be lower than fiscal 1995. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

     In the nine-month period ended October 31, 1995, net cash provided by financing activities consisted of increases in the bank term loans and lines of credit of $1,085,000 and proceeds from the exercise of stock options of $14,000 and stock issued in lieu of compensation of $19,000, offset by debt reduction on short term and long term debt of $1,324,000 and payments of a $0.02 per share dividend totaling $133,000. During fiscal 1995 the Registrant's revolving lines of credit with Bank of America NT & SA and Sanwa Bank California were extended to June 1996. During the nine-month period ended October 31, 1995, long term debt decreased by $4,932,000 from the same period in 1994. This was due primarily to the reclassification of the revolving lines of credit as current liabilities. The Registrant is currently negotiating with its existing banks to renew and increase its lines of credit. Management believes, based upon its current profitable operations and discussions with its banks, that these lines will be renewed. The Registrant also has a term loan agreement with Bank of America NT & SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,000 through August 31, 1998 and an additional $1,000,000 loan with Sanwa Bank California entered into in January 1995 with payments of $16,667 through January 31, 2000.

     Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. The Registrant's future working capital will be provided from operations, supplemented by its bank credit lines. The Registrant's bank revolving lines of credit, which currently aggregate $5,000,000 for short-term liquidity needs had $400,000 available at October 31, 1995.

     PART II.  OTHER INFORMATION
     --------  -----------------

     Item 6.  Exhibits and Reports on Form 8-K
     -------   --------------------------------

     a.       Exhibit 27 - Financial Data Schedule



     b. During the quarter ended October 31, 1995 the registrant did not file a current report on Form 8-K.



                          SIGNATURE
                          ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    NATIONAL TECHNICAL SYSTEMS, INC.
                    --------------------------------



     Date:  December 13, 1995      By: /s/ Lloyd Blonder
            -----------------          ------------------------
                                       Lloyd Blonder
                                       Senior Vice President
                                       Chief Financial Officer

                                      (Signing on behalf of the
                                       registrant and as principal
                                       financial officer)

                               EXHIBIT INDEX
                               -------------



     No.            Description                           Page
     -----------------------------------------------------------
     27             Financial Data Schedule                 19