Form 10-K
period 1996-01-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1996-04-26
CIK 110536

NATIONAL TECHNICAL SYSTEMS, INC.



                              FORM 10-K




                     YEAR ENDED JANUARY 31, 1996

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
  (Mark one)
  ..X..     Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (Fee Required)
  For the fiscal year ended January 31, 1996

  .....     Transition Report Pursuant to Section 13 or 15(d) of
            the Securities Exchange Act of 1934 (No Fee Required)
  For the transition period from ________ to ________
                    Commission file number 0-16438

                   NATIONAL TECHNICAL SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)


           DELAWARE                               95-4134955
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)

  24007 Ventura Boulevard                             91302
       Calabasas, CA                                (Zip Code)
  (Address of principal executive offices)

                            (818) 591-0776
                   (Registrant's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                   SECURITIES EXCHANGE ACT OF 1934:

                                       Name of each exchange
  Title of each class                   on which registered
  -------------------                  ---------------------
  Common Stock -
  Par Value $.01 Per share                     NASDAQ

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ..X..


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ..X..  NO .....

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 15, 1996 was approximately $10,969,387.

  The number of shares of Registrant's Common Stock outstanding on April 15, 1996 was 6,674,383.

  Portions of the Proxy Statement of Registrant dated January 31,
  1996 are incorporated in Part III of this report.

  Total number of pages included in this document 76.
                                                  --

                      Exhibit Index on page 47

                   NATIONAL TECHNICAL SYSTEMS, INC.
                    Annual Report (Form 10-K)
                 For Year Ended January 31, 1996
                                PART I

  ITEM 1.   BUSINESS
            --------
       A.   General
            -------
            National Technical Systems, Inc. (Registrant) is a diversified services company which operates in four segments: technical services (engineering and testing), contract labor services, quality registration services and environmental services. The business of the Registrant is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. Overall supervision, coordination and financial control are maintained by the executive staff from corporate headquarters.

       B.   History
            -------
            The Registrant was incorporated in April 1987 to serve as a holding company for its subsidiaries, including National Technical Systems, a California corporation ("NTS California"), its principal operating company. NTS California was incorporated in 1968. On November 16, 1987, the Registrant consummated a reorganization whereby it issued one share of common stock in National Technical Systems, Inc., a Delaware corporation ("NTS, Inc."), to the shareholders of NTS California in exchange for each share of the common stock of NTS California held by such shareholders.

            Unless indicated otherwise, the term "Registrant" includes NTS, Inc. and its wholly owned subsidiaries, NTS California, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, NTS Products, a California corporation, Wise and Associates, Inc., a Texas corporation, S&W Technical Services, Inc., a Florida corporation, National Quality Assurance - USA, Inc. (NQA), a 50% owned Massachusetts corporation and PECS North America QA, Inc. (formerly NTS Registration Services, Inc.) a Massachusetts corporation.

            Traditionally, the Registrant's primary businesses have been comprised of technical services and engineering disciplines provided domestically and internationally to a wide range of industries (aerospace, defense, nuclear and automotive, among others) including analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, qualification of equipment for nuclear power plants, engineering design, computer based structural dynamics and finite element analysis.

            The Registrant also performs contract labor services through Wise and Associates, Inc. and its operating subsidiary, S&W Technical Services, Inc. (S&W) which provides staff augmentation and outage support technical personnel and performs special projects for nuclear utilities and governmental facilities throughout the United States. In fiscal 1994, the Registrant started its quality registration company, NQA-USA, as a 100% owned subsidiary with an agreement with NQA-UK that for the first two years of operation NQA-USA would be responsible for 100% of the profits and losses of the company. In December 1994, 50% of the stock of NQA-USA was issued to NQA-UK. In the future, the distribution of profits and losses will be 65% to NQA-USA and
  35% to NQA-UK.   NQA-USA is a third party registrar for ISO 9000
  certification. Its primary offices are in Boxborough, Massachusetts. During fiscal 1995, the Registrant started its environmental services division which is being operated out of Fullerton, California.

       C.   Financial Information About Industry Segments
            ---------------------------------------------
            See Note 9 to Consolidated Financial Statements attached hereto as Exhibits A (i)and A (ii).

       D.   Description of Business
            ------------------------
            (i) TECHNICAL SERVICES. The Technical Services group performs analysis, engineering, mechanical and electronic testing to ascertain performance and reliability under induced environmental stress conditions, including vibration, extremes of temperature, hi-g acceleration, altitude, shock, acoustic noise and flight dynamics and provides other related engineering services, including accelerated aging analysis, and equipment qualification for the nuclear power market. Components tested include items used in motor vehicles, missile programs, communications products, satellites, medical equipment, the space shuttle, aircraft and nuclear safety equipment (but excluding radioactive material). The Technical Services group is staffed by scientists, specialized engineers and technicians operating at eleven facilities. The Technical Services group provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The Technical Services group markets these services through a sales force located throughout the United States.

            The Registrant is engaged in supplying services to U.S. government defense programs in its technical services segment. These contracts are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiation, and intense competition for the available defense business.

            (ii) CONTRACT LABOR SERVICES. The Contract Labor Services group locates, recruits, and hires a wide variety of technical personnel - engineers, drafters, designers and computer programmer technicians, and assigns them temporarily to clients, either individually for staff augmentation or as members of a project team. The Contract Labor Services group also performs specialized services for industry such as Process Safety Management and engineering drawing upgrade, and tasks mandated by the Occupational Safety and Health Administration (OSHA) and payroll administration for other contract labor companies on a fee basis. The Contract Labor Services group currently offers a variety of contract options (i.e., pricing terms) to electric utility companies, government entities and other commercial industries.

            The Registrant's contract labor services segment is dependent upon one customer for a material portion of its segment revenue. None of the Registrant's other business segments are dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment.

            (iii)  QUALITY REGISTRATION SERVICES.   The NTS Quality
  Registration Services group is a third party registrar whose business is to evaluate a supplier's quality systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of a company's quality policy, quality system documentation and quality records. Part of the evaluation is a thorough on-site assessment to determine whether each required quality system element is defined, documented, deployed and consistently implemented, and the required documentation and records are current and available. If the customer's quality system is verified to conform to the requirements of the applicable standard, the Registrant then issues a certificate to the customer describing the scope of the suppliers quality systems which have been certified. The customer is then allowed to display the registrar's mark on advertising, stationery, etc., as evidence that they have achieved ISO 9000 registration.

            (iv)  ENVIRONMENTAL SERVICES.   During fiscal 1995 the
  Registrant started its Environmental Services group, which operates from a leased facility in Fullerton, California. The Registrant offers a choice of numerous alternative remediation technologies that facilitate selection of the appropriate remediation solution. These technologies include: bio-enhanced air sparging, biological treatment, bio-remediation, chemical treatment, heavy metal removal, land fill disposal, recycling, soil washing, thermal treatment and vapor extraction.

            The Registrant offers these services to government and privately owned property owners who are required to meet local, state and federal environmental laws.

            (v) COMPETITION. Potential customers for services offered by the Registrant's technical services segment represent a variety of divergent industries with the majority of business concentrated in the aerospace/defense, automotive, commercial electronics, and nuclear industries. Competition in this segment comes from many different areas including government and non-profit testing facilities, major government contractor testing facilities (e.g., Boeing, Lockheed Martin, McDonnell Douglas and Northrop-Grumman), customer in-house testing facilities, and other independent commercial testing companies. As the competition in this segment is fragmented and there is a lack of available data on testing performed by government facilities, contractors and in-house testing facilities, the Registrant is unable to determine its competitive position in this market. The Registrant competes in this segment primarily on the basis of its high technology testing capabilities, high quality support personnel and price.

            Potential customers for services offered by the Registrant's contract labor services segment are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. The estimated aggregate annual revenues of the four largest publicly held competitors in this segment (Manpower, Inc., Adia Services, Inc., Olsten Corporation, and Kelly Services, Inc.) is $14.9 billion while the Registrant estimates the total market to be in excess of $200.0 billion. The Registrant competes in this segment primarily on the basis of price and high quality service. In addition, the Registrant has established a strategic alliance with another contract labor services company in order to more effectively compete in the marketplace.

            At this time, the Registrant believes the competitive conditions surrounding the environmental services segment and registration services segment are immaterial to the overall operations of the Company.

            (vi) BACKLOG. The Registrant's backlog at January 31, 1996 and 1995 is as follows:

                                     1996              1995
                                     ----              ----
  Technical Services            $ 20,124,000      $ 17,025,000

  Contract Labor Services          2,008,000         1,406,000

  Environmental Services           1,526,000         1,051,000

  Registration Services            1,710,000         1,650,000

  Total Backlog                  $25,368,000       $21,132,000

  Registrant estimates that approximately 85% of the backlog at January 31, 1996 will be completed by January 31, 1997.

     (vii)  GENERAL.

            (a) SERVICE MARK. The Registrant has registered its service mark "NTS" with the U.S. Patent and Trademark Office.

            (b) ENVIRONMENTAL EFFECT. Compliance with applicable federal, state and local provisions regulating the discharge of materials into the environment has not had and is not expected to have any material effect upon the capital expenditures, earnings or competitive position of the Registrant.

            (c)  SEASONAL EFFECT.   Registrant's business does not
  have material seasonal characteristics.

            (d)  EMPLOYEES.  The Registrant employed 432
  individuals at January 31, 1996 and 322 in 1995 as follows:

                                      At January 31,
                                 1996                1995
                                 ----                ----
        Technical Services        272                 248
        Contract Labor Services   124                  50
        Environmental Services     12                   5
        Registration Services      12                   9
        Corporate Administration   12                  10
                                  ---                 ---
                                  432                 322
                                  ===                 ===
  Approximately 40 of the Registrant's employees occupy management and professional positions, and approximately 68 of the non contract labor services employees have degrees in engineering and other fields. None of the employees of the Registrant is represented by a union. The Registrant considers its relationship with its employees to be good.

  ITEM  2.  PROPERTIES.
            ----------
       A.   Operations.  The Registrant owns/leases and operates
            ----------
  the following properties:

                                    Owned
                                    Properties       Buildings   Land
                                    ----------       ---------   ----
               STATE                CITY             (SQ.FT.)    (ACRES)

               California           Fullerton         36,000         3
                                    Saugus            60,000       160

               Massachusetts        Acton             30,000         5
                                    Boxborough        25,000         4

               Virginia             Hartwood          66,000        87
                                                     -------     -----
               Total owned                           217,000       259
               properties                            =======     =====

                                    Leased
                                    Properties       Buildings   Land
                                    ----------       ---------   ----
               STATE                CITY             (SQ.FT.)    (ACRES)

               Arkansas             Camden            22,400       216

               California           Calabasas          4,500       n/a
                                    Fullerton         20,200       n/a
                                    Los Angeles       16,000         2
                                    Valencia          86,000       n/a

               Louisiana            Zachary            1,500       n/a

               Michigan             Detroit           45,400       n/a

               Texas                San Antonio        2,200       n/a

               Arizona              Tempe             17,100       n/a
                                                     -------     -----
               Total leased                          215,300       218
               properties                            =======     =====

       B. The Registrant believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Registrant does not anticipate problems in securing such additional space.

       C.   Investment Properties.
            ---------------------
            The Registrant owns four acres of unimproved real property in Escondido, California which is currently for sale.

  ITEM  3.  LEGAL PROCEEDINGS.
            -----------------
            The Registrant is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Registrant's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Registrant.


  ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ---------------------------------------------------
            Not applicable

                               PART II
  ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.
            -------------------------------------------------
       A.   Principal Market
            ----------------
            The Registrant's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market System under the symbol "NTSC". The range of high and low quotations as reported by the NASDAQ Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 1996 and 1995 is presented below:

                                1996                     1995
                           High      Low            High      Low
                           ----      ---            ----      ---
       First Quarter       2-5/8     1-5/8          3-3/8     2-1/2
       Second Quarter      2-1/8     1-5/16         3         2-1/4
       Third Quarter       2-3/8     1-5/8          3-7/8     2
       Fourth Quarter      2-7/8     1-7/8          3-7/8     2-1/8

       B.   Holders of Common Stock.
            -----------------------
            As of the close of business on April 15, 1996, there were 821 holders of record of Registrant's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Registrant's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

       C.   Dividends.
            ---------
            On January 17, 1995, the Board of Directors declared a $.01 per share cash dividend to shareholders of record on February 10, 1995, which was paid February 24, 1995. On September 26, 1995 the Board of Directors declared a $.01 per share cash dividend to shareholders of record on October 17, 1995, which was paid October 31, 1995. The Registrant is permitted to pay cash dividends under the terms of its loan agreements up to 40% of net income without the prior written consent of its banks.

  Item 6.   SELECTED FINANCIAL DATA.
            -----------------------

  (in thousands except per share amounts)
                                                   Year Ended January 31,
                                    ----------------------------------------------------
                                    1996        1995        1994        1993        1992

                                    ----        ----        ----        ----        ----
  INCOME STATEMENT DATA:
    Net revenues                 $ 44,438    $ 37,917    $ 43,020    $ 41,220    $
41,097
    Gross profit                    9,744       8,881       8,995       8,296
8,818
    Interest expense                1,157       1,032         956       1,070
1,386
    Income from continuing
     operations before income
     taxes                          1,744       1,027       1,159         671
156
    Income taxes                      770         462         523         301
116
    Income from continuing
     operations                       974         565         636         370
40
    Minority interest                  55          -           -           -           -
    Income (loss) from
     discontinued operations,
     net of income taxes               -           -           98          -
(369)
    Net income (loss)            $    919    $    565    $    734    $    370    $
(329)
                                  =======     =======     =======     =======
=======

    Primary income (loss) per
     common share:
       From continuing
        operations               $   0.14    $   0.09    $   0.10    $   0.06    $
0.01
       From discontinued
        operations                     -           -         0.02          -
(0.06)
    Total                        $   0.14    $   0.09    $   0.12    $   0.06    $
(0.05)
                                  =======     =======     =======     =======
=======
    Weighted average number of
     common shares and common
     stock equivalents
     outstanding                    6,660       6,622       6,295       6,113
6,059
                                  =======     =======     =======     =======
=======
    Cash dividends paid per
      common share               $   0.02    $   0.02    $   0.03    $     -     $     -
                                  =======     =======     =======     =======
=======
  BALANCE SHEET DATA:
    Working capital<F1><F2>      $  8,752    $  7,932    $  5,346    $  3,349    $
7,253
    Total assets                   33,503      33,088      31,573      28,561
30,650
    Long-term debt, excluding
     current installments           9,090      10,045       7,616       6,488
12,487
    Stockholders' equity           15,651      14,831      14,353      13,103
12,677

  [FN]
  <F1> Working capital for the year ended January 31, 1993 decreased from
       January 31, 1992 due to the reclassification of the line of credit from long-term debt to short-term borrowings.
  <F2> Working capital for the year ended January 31, 1995 increased from
       January 31, 1994 due to the reclassification of the line of credit from short term to long term borrowings.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ---------------------------------------------------------------
            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based upon National Technical System, Inc.'s fiscal year ending January 31.

                             RESULTS OF OPERATIONS
                             ---------------------
  Net Revenues
  (Dollars in thousands)
                                 1996     % chg      1995     % chg      1994
                                 ----     -----      ----     -----      ----

 Technical Services            $34,029     8.9%    $31,259   (11.5%)   $35,330

 Contract Labor Services         5,310    13.7%      4,670   (32.2%)     6,891

 Registration Services           2,118    46.0%      1,451    81.6%        799

 Environmental Services          2,981   455.1%        537      -          -

     Total                     $44,438    17.2%    $37,917   (11.9%)   $43,020


            For the year ended January 31, 1996, consolidated net revenues increased $6,521,000 or 17.2% when compared with fiscal 1995. Revenues in the technical services segment increased $2,770,000 due to increases in its traditional aerospace and defense testing business offset partially by a continuing decline in the nuclear power testing and dedication business.

            Revenues in the contract labor services segment increased $640,000 due to increases in its expanding staff augmentation business and the success of its strategic alliances.

            Revenues in the Registrant's registration services segment increased $667,000 as a result of continuing marketing efforts in this segment, and an increase in demand by U.S. companies for ISO 9000 certification.

            In the Registrant's environmental services segment revenues increased $2,444,000 over the start-up year of 1995. This increase was a direct result of concentrated marketing efforts and name recognition in this business.

            It is anticipated by the Registrant that revenues in the technical services and contract labor services segments will continue at their present levels through fiscal 1997. The Registrant also anticipates that revenues in the registration services segment will continue to grow through 1997, though at a more moderate rate, and that the environmental services segment will continue to grow.

            For the year ended January 31, 1995, consolidated net revenues decreased $5,103,000 or 11.9% when compared with fiscal 1994. In 1995, the technical services segment revenues decreased $4,071,000 as a result of a decline in the nuclear power testing and dedication portion of the Registrant's business relating directly to the completion of a major nuclear power plant contract. This particular contract had a value of $3,000,000 in fiscal 1994 while there were no comparable contracts in 1995. Increases in the Registrant's automotive testing business partially offset declines in the aerospace and defense testing related business.

            Revenues in the contract labor services segment declined $2,221,000 primarily related to the completion of an engineering drawing upgrade project in fiscal 1994 without a comparable contract in the fiscal year 1995.

            Revenues for the registration services segment increased $652,000 in fiscal 1995 over 1994, and revenues in the new environmental services segment were $537,000 in fiscal 1995. The increase in the registration services revenues reflects the continuing marketing efforts in that area. In addition, the revenues achieved by the start up environmental services segment were ahead of management's goals during 1995.


  Gross Profit
  ------------
  (Dollars in thousands)
                                 1996     % chg      1995     % chg      1994
                                 ----     -----      ----     -----      ----
 Technical Services            $ 7,840    7.0%     $ 7,326     3.4%    $ 7,087
   % to segment revenue          23.0%               23.4%               20.1%

 Contract Labor Services       $ 1,073   (1.5%)    $ 1,089   (16.2%)   $ 1,299
   % to segment revenue          20.2%               23.3%               18.9%

 Registration Services         $   737    22.0%    $   604    (0.8%)   $   609
   % to segment revenue          34.8%               41.6%               76.2%

 Environmental Services        $    94   168.1%    $  (138)       -        -
   % to segment revenue           3.2%              (25.7%)
                                ------              -------             ------
 Total                         $ 9,744     9.7%    $ 8,881    (1.3%)   $ 8,995
   % to net revenue              21.9%               23.4%               20.9%

            Total gross profits increased by $863,000 as a result of increased revenues in 1996 compared to 1995. Gross profit as a percentage of net revenues in fiscal 1996 decreased when compared to fiscal 1995.
  This decline was due primarily to low margins in the environmental services segment reflecting the pricing constraints due to competition in order to obtain new business in the market. The Registrant anticipates, barring unforseen circumstances, gross profits will improve in the environmental services segment while continuing at current levels in the other segments through fiscal 1997.

            Total gross profit as a percentage of net revenues increased in the fiscal year ended January 31, 1995 when compared to fiscal 1994. This increase was due primarily to management's successful cost containment program in the technical services segment along with more profitable lower volume fixed price programs in the contract labor services segment.

  Selling, General and Administrative
  (Dollars in thousands)
                                1996     % chg      1995     % chg      1994
                                ----     -----      ----     -----      ----
Technical Services            $ 4,516   (11.1%)   $ 5,078     3.7%    $ 4,896
  % to segment revenue          13.3%               16.2%               13.9%

Contract Labor Services       $ 1,122     1.6%    $ 1,104    (7.5%)   $ 1,193
  % to segment revenue          21.1%               23.6%               17.3%

Registration Services         $   580    48.7%    $   390   (35.4%)   $   604
  % to segment revenues         27.4%               26.9%               75.6%

Environmental Services        $   535   377.7%    $   112      -          -
  % to segment revenues         17.9%               20.9%

Corporate                     $   113    14.1%    $    99     2.1%    $    97
                               ------              ------              ------
Total                         $ 6,866     1.2%    $ 6,783    (.1%)    $ 6,790
  % to segment revenue          15.5%               17.9%               15.8%


            Selling, general and administrative expenses for the year ended January 31, 1996 decreased as a percentage of net revenues when compared to 1995. This decrease was due primarily to the Registrant's on-going cost containment program in its established technical services segment and the increase in net revenues. These decreases were partially offset by increases in the newer registration services and environmental services segments due mainly to the cost of pursuing business in these competitive markets. The Registrant continues to look for ways to reduce cost yet remain efficient in all segments of its business.

            Selling, general and administrative expenses in fiscal 1995, as a percentage of net revenues, increased when compared to 1994, due mainly to the decline in net revenues, the cost of pursuing business in the registration services and environmental services segments and the cost of exploring non-aerospace and non-defense related markets in the technical services segment. Total selling, general and administrative costs decreased slightly as a result of management's on-going cost containment program.

            Interest Expense
            ----------------
            Interest expense increased $125,000 in fiscal 1996 when compared to 1995. This increase was principally due to higher interest rates.

            Interest expense increased $76,000 in fiscal 1995 compared to fiscal 1994 due to increased borrowing on the Registrant's lease lines of credit and slightly higher interest rates.

            Income Taxes
            ------------
            The income tax rate for 1996, 1995 and 1994 reflects a rate in excess of the U.S. Federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's fiscal 1996 provision was $308,000 more than fiscal 1995 because of an increase in income from operations before income taxes.

            The fiscal 1995 provision was $61,000 less than fiscal 1994 because of the decrease in income from continuing operations before income taxes. State income tax returns were examined by the Commonwealth of Massachusetts for the years 1990, 1989 and 1988 and a notice of intention to assess additional amounts was received. The Registrant contested these alleged deficiencies and requested and received an appeal and review hearing. Management has received a favorable determination from the Commonwealth and the Registrant has been absolved of any further income tax liability for the tax years involved. See Note 4 to the Consolidated Financial Statements for a reconciliation of the effective income tax rate.

            Management has determined that it is more likely than not that the Registrant's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. It is the Registrant's intention to evaluate the realizability of the Registrant's deferred tax asset quarterly by assessing the need for a valuation allowance based upon future net income of the Registrant.

            Discontinued Operations
            -----------------------
            The fiscal 1994 gain from discontinued operations represents accounts receivable amounts, net of taxes, that were collected from the U.S. Government and other former engineering customers. These amounts were evaluated as uncollectible when the engineering services segment was discontinued in January 1992.

            Net Income
            ----------
            The increase in net income for the year ended January 31, 1996 compared to fiscal 1995 was due primarily to increased revenues partially offset by slightly lower gross margins.

            The decrease in net income for the year ended January 31, 1995 compared to fiscal 1994 was due to decreased revenues partially offset by operating efficiencies creating a higher gross profit margin.

            Business Environment
            --------------------
            During the course of fiscal 1996, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, began to stabilize. During the period of uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry's downsizing. As a part of this strategy, the Registrant has consolidated one of its testing operations. This strategy has allowed the Registrant to more effectively serve its customers and has enhanced revenue growth in all segments of the Registrant's business. The Registrant continues to pursue ISO registration business through its registration services segment and has entered the remediation business through its environmental services segment. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

            Liquidity and Capital Resources
            -------------------------------
            In the year ended January 31, 1996, cash provided by operations increased by $288,000 when compared to 1995. A primary factor contributing to this was an increase in net income, as well as non-cash expenses (depreciation and accrued expenses). This was offset to some extent by an increase in accounts receivable during fiscal 1996, due primarily to an increase in its accounts receivable in the contract labor services segment of approximately $857,000. In this segment, the Registrant provides payroll funding for some of its customers for which a fee is earned. The fee revenue is accrued upon payroll funding, however, the payroll funds advanced at the end of the year are also recorded as accounts receivable until paid by the customer. At January 31, 1996, accounts receivable for this segment included $971,000 in such funding advances. The Registrant does not expect this to have a material effect on future liquidity. In fiscal 1995, cash provided by operations increased by $1,710,000 over 1994, reflecting an increase in non-cash expenses (depreciation and accrued expenses) partially offset by an increase in accounts receivable due to slower collections resulting from the sluggish economy and other mitigating factors.

            Net cash used in investing activities in the year ended January 31, 1996 decreased $1,268,000 as compared to 1995 due to decreased capital requirements. Net cash used in investing activities in the year ended January 31, 1995 increased $345,000 as compared to 1994 due to increased capital requirements.

            Net cash provided by financing activities in the year ended January 31, 1996 consisted principally of proceeds from bank loans and stock options exercised, partially offset by cash dividends paid and repayments of current and long-term debt. Long-term debt decreased $955,000 in fiscal 1996 from 1995. This decrease was principally due to regularly scheduled payment on long-term debt in excess of new borrowings.
   Maturities of long-term debt consist of regularly scheduled payments on the Registrant's term loans to its banks and notes payable. Of the amounts due in fiscal 1998, $4,000,000 is the outstanding balance of the Registrant's revolving lines of credit which were extended to August 1997 during April 1996. All other maturities of long-term debt will be paid with cash generated from operations. The Registrant also has a term loan agreement with Bank of America NT&SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,333 through August 31, 1998, and an additional $1,000,000 loan with Sanwa Bank entered into in January 1995, with payments of $16,667 through January 31, 2000.

            In 1995, long term debt increased $2,429,000 from 1994. This increase was principally due to the reclassification of the registrant's revolving lines of credit to long term as a result of a change in the agreements with the banks. Net cash provided by financing activities consisted of proceeds from bank loans and stock options exercised, partially reduced by cash dividends and repayments of current and long-term debt.

            Management is not aware of any significant demands for capital funds that may materially affect short or long term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations, supplemented by its bank credit lines. The Registrant's current bank revolving lines of credit, which aggregate $5,000,000 for short-term liquidity needs, had $1,000,000 available at January 31, 1996. In April 1996 these revolving lines of credit were increased to $6,000,000. Also, the Registrant has available up to $1,500,000 for an equipment line of credit which expires August 1996.
  No amounts have been borrowed against this line of credit.

            Environmental Matters
            ---------------------
            An internal environmental compliance group formed in 1991 continues to review environmental matters for the Registrant. It is the opinion of Management that compliance with applicable environmental regulations will not have a material effect upon capital expenditures or future earnings of the Registrant.

            Impact of Inflation
            -------------------
            Registrant has not been adversely affected by inflation during the past three fiscal years. Registrant continues to incur increased costs in the areas of wages, operating supplies and utilities. To date, these increases have been substantially offset by reductions in other operating areas, and reductions in interest expense. The Registrant can give no assurances, however, that in the future it can offset such increased costs.


  ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.
            ------------------------------------------
            The Registrant's consolidated financial statements together with the reports thereon by independent auditors, are attached hereto as Exhibits A (i) and A (ii).


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
            ---------------------------------------------------------------
            None.

                                    Part III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
            --------------------------------------------------
            The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1996 are incorporated herein by reference.


  ITEM 11.  EXECUTIVE COMPENSATION.
            ----------------------
            The section entitled "Remuneration of Directors and Officers" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1996 is incorporated herein by reference.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            --------------------------------------------------------------
            The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1996 are incorporated herein by reference.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            ----------------------------------------------
            The section entitled "Transaction with Management and Other" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 1996 are incorporated herein by reference.

                                    PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
            ---------------------------------------------------------------
       A.   Consolidated Financial Statements and Schedules.
            -----------------------------------------------
            (i) Consolidated Financial Statements and notes thereto as of January 31, 1996 and 1995 and for each of the years in the three year period ended January 31, 1996.

           (ii)  Consolidated Financial Statement Schedule.

                 II   Valuation and Qualifying Accounts and Reserves

       B.   Reports on Form 8-K.
            -------------------
            There were no reports on Form 8-K filed for the fourth quarter ended January 31, 1996.

       C.   Exhibits.
            --------
            3(a)1 Restated Certificate of Incorporation amending the fourth article (filed as exhibit 3(a)1 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1995, and is incorporated herein by reference thereto).

            3(b)1 Restated Certificate of Incorporation of the Company (filed as Appendix B to the Company's Registration Statement on Form S-4, File No. 33-14045 filed on
                      June 23, 1987, and is incorporated herein by reference thereto).

            3.2 Restated By-Laws, (filed as Appendix C to the Company's Registration Statement on Form S-4, File No. 33-14045 filed on June 23, 1987, and is incorporated herein by reference thereto).

            10(a)1 Amendment No. Four dated April 26, 1996 to National Technical Systems Credit Agreement between Bank of America NT&SA and Sanwa Bank California dated September 1, 1993.

            10(b)1 Amendment No. One dated July 6, 1994 to National Technical Systems Credit Agreement between Bank of America NT&SA and Sanwa Bank California dated
                      September 1, 1993 (filed as exhibit 10(a)1 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1995, and is incorporated herein by reference thereto).

            10(c)1 National Technical Systems Credit Agreement between Bank of America NT&SA and Sanwa Bank California dated

                      September 1, 1993 (filed as exhibit 10.1 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1994, and is incorporated herein by reference thereto).

            10(a)2 First Amendment dated May 27, 1994 to National Technical Systems Equipment Financing Agreement between Bank of America NT&SA dated November 19, 1993 (filed as exhibit 10(a)2 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1995, and is incorporated herein by reference thereto).

            10(b)2 National Technical Systems Equipment Financing Agreement between Bank of America NT&SA dated
                      November 19, 1993 (filed as exhibit 10.2 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1994, and is incorporated herein by reference thereto).

            10.3 National Technical Systems Loan Agreement between Merchants and Planters Bank, n.a., Camden, Arkansas dated January 26, 1994 (filed as exhibit 10.3 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1994, and is incorporated herein by reference thereto).

            10(a)4 Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).

            10(b)4 Form of the Company's 1988 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of June 18, 1988, and is incorporated herein by reference thereto).

            10.5 National Technical Systems Loan Agreement between Sanwa Bank California dated January 31, 1995 (filed as exhibit 10.5 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1995, and is incorporated herein by reference thereto).

            10.6 National Technical Systems Financing Agreement between The CIT Group/Equipment Financing, Inc. dated
                      October 6, 1995.

            21        Subsidiaries of the Registrant.

            23.1      Consent of Ernst & Young LLP, Independent Auditors.

            27        Financial Data Schedule.

            99.1 Undertakings is incorporated by reference into Form S-8 Registration Statement No. 33-48211.

            99.2 Undertakings is incorporated by reference into Form S-8 Registration Statement No. 2-83778.

                                  SIGNATURES
                                  ----------
            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  April 26, 1996                    NATIONAL TECHNICAL SYSTEMS, INC.

                                    By  /s/ Jack Lin
                                       ------------------------------
                                            Jack Lin, President
                                       (Principal Executive Officer)

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 26, 1996.


   /s/ Jack Lin                            /s/ Aloysius Casey
  ----------------------------            ------------------------------
   Jack Lin, President                    Aloysius Casey, Chairman of the
  (Principal Executive Officer)           Board
   and Director


   /s/ Arthur Edelstein                    /s/ Ralph Clements
  ----------------------------            ------------------------------
  Arthur Edelstein, Director              Ralph F. Clements, Director
  and Executive Vice President


   /s/ Lloyd Blonder                       /s/ Harry Derbyshire
  ---------------------------             ------------------------------
  Lloyd Blonder, Senior Vice              Harry Derbyshire, Director
  President and Treasurer (Principal
  Financial and Accounting Officer)


   /s/ William Traw                        /s/ Robert Lin
  ---------------------------             -----------------------------
  William Traw, Senior Vice President     Robert I. Lin, Director
  and Director


   /s/ Richard Short                       /s/ William McGinnis
  ---------------------------             -----------------------------
  Richard Short, Senior Vice              William McGinnis, Vice President
  President and Director                  and Director

                        NATIONAL TECHNICAL SYSTEMS, INC.
                              AND SUBSIDIARIES
           Index to Consolidated Financial Statements and Schedules
           --------------------------------------------------------



  Report of Independent Auditors

  Financial Statements:

       Consolidated Balance Sheets - January 31, 1996 and 1995

       Consolidated Statements of Income - Years ended January 31, 1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity - Years ended January 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows - Years ended January 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements


  Schedule Supporting Financial Statements:                   Schedule
                                                              --------
       Valuation and Qualifying Accounts and Reserves            II


  All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

  The Board of Directors and Stockholders
  National Technical Systems, Inc.

  We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 1996 and 1995 and the consolidated results of its operation and its cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP


  Woodland Hills, California
  April 12, 1996

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                         January 31, 1996 and 1995
                     ASSETS                           1996           1995
                     ------                           ----           ----
  CURRENT ASSETS:

    Cash                                           $ 1,949,000    $ 1,696,000
    Accounts receivable, less allowance for
     doubtful accounts of $595,000 in 1996 and
     $577,000 in 1995                               10,453,000      9,700,000
    Income taxes receivable                             33,000           -
    Inventories                                      2,220,000      2,082,000
    Deferred tax assets                                435,000        434,000
    Prepaid expenses                                   687,000        757,000
                                                    ----------     ----------
      Total current assets                          15,777,000     14,669,000

  Property, plant and equipment
     Land                                            1,267,000      1,267,000
     Buildings                                       7,491,000      7,229,000
     Machinery and equipment                        29,781,000     28,524,000
     Leasehold improvements                          3,416,000      3,393,000
                                                    ----------     ----------
                                                    41,955,000     40,413,000
    Less: accumulated depreciation                  25,398,000     23,500,000
                                                    ----------     ----------
       Net property, plant and equipment            16,557,000     16,913,000
  Property held for sale                               544,000        544,000
  Intangible assets, net                               286,000        529,000
  Other assets                                         339,000        433,000
                                                    ----------     ----------
       Total Assets                                $33,503,000    $33,088,000
                                                    ==========     ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
  CURRENT LIABILITIES:
    Accounts payable                               $ 3,197,000    $ 2,866,000
    Accrued expenses                                 2,081,000      1,627,000
    Income taxes payable                                 -            184,000
    Current installments of long-term debt           1,747,000      2,060,000
                                                    ----------     ----------
       Total Current Liabilities                     7,025,000      6,737,000

  Long-term debt, excluding current
    installments                                     9,090,000     10,045,000
  Deferred tax liabilities                           1,662,000      1,455,000
  Minority interest                                     75,000         20,000
  Commitments and contingencies

  STOCKHOLDERS' EQUITY:
    Common stock $.01 par value.  Authorized,
      20,000,000 shares; issued and outstanding
      6,674,000 in 1996 and 6,649,000 in 1995           67,000         66,000
    Additional paid-in capital                      10,513,000     10,480,000
    Retained earnings                                5,071,000      4,285,000
                                                    ----------     ----------
       Total Stockholders' Equity                   15,651,000     14,831,000
                                                    ----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $33,503,000    $33,088,000
                                                    ==========     ==========

  See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                Years Ended January 31, 1996, 1995 and 1994
                                    1996          1995          1994
                                    ----          ----          ----
  Net revenues                  $44,438,000   $37,917,000   $43,020,000

  Cost of sales                  34,694,000    29,036,000    34,025,000
                                 ----------    ----------    ----------
    Gross profit                  9,744,000     8,881,000     8,995,000

  Selling, general and
  administrative expense          6,866,000     6,783,000     6,790,000
                                 ----------    ----------    ----------
      Operating income            2,878,000     2,098,000     2,205,000

  Other income (expense):
    Interest expense             (1,157,000)   (1,032,000)     (956,000)
    Interest income                   -             -            24,000
    Other                            23,000    (   39,000)     (114,000)
                                 ----------    ----------    ----------
                                 (1,134,000)   (1,071,000)   (1,046,000)
  Income from continuing
   operations before income
   taxes & minority interest      1,744,000     1,027,000     1,159,000

  Income taxes                      770,000       462,000       523,000
                                 ----------    ----------    ----------
  Income from continuing
   operations                       974,000       565,000       636,000

  Minority interest                  55,000          -             -

  Income from discontinued
   operations, net of income
   tax                                 -             -           98,000
                                 ----------    ----------    ----------
    Net income                  $   919,000   $   565,000   $   734,000
                                 ==========    ==========    ==========

  Primary and fully diluted
   net income per share:
     Continuing operations      $      0.14   $      0.09   $      0.10
     Discontinued operations           -             -             0.02
                                 ----------    ----------    ----------
  Total                         $      0.14   $      0.09   $      0.12
                                 ==========    ==========    ==========
  Weighted average number of
   common shares and common
   stock equivalents
   outstanding                    6,660,000     6,622,000     6,295,000
                                 ==========    ==========    ==========
  See accompanying notes.

                        NATIONAL TECHNICAL SYSTEMS, INC.
                              AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity
                 Years ended January 31, 1996, 1995 and 1994

                                                Common Stock
          Total
                                                ------------           Additional
          Stock-
                                            Number of                   Paid-in
Retained      holders'
                                             Shares        Amount       Capital
Earnings       Equity
                                            ---------      ------      ----------
- --------      --------
  Balance at January 31, 1993               6,132,000    $  61,000    $ 9,736,000
$3,306,000   $13,103,000

  Net income                                     -            -              -
734,000       734,000

  Common stock exchanges for stock
    options exercised                         (56,000)      (1,000)      (221,000)
- -         (222,000)

  Stock options exercised                     501,000        5,000        598,000
- -          603,000

  Stock issued in lieu of compensation         10,000        1,000         12,000
- -           13,000

  Cash dividends                                 -            -              -
(188,000)     (188,000)

  Reduction in current income tax related
    to stock options exercised                   -            -           310,000
- -          310,000
                                            ---------     --------     ----------
- ---------    ----------
  Balance at January 31, 1994               6,587,000       66,000     10,435,000
3,852,000    14,353,000

  Net income                                     -            -              -
565,000       565,000

  Common stock exchanged for stock
    options exercised                         (14,000)      (1,000)       (41,000)
- -          (42,000)

  Stock options exercised                      76,000        1,000         86,000
- -           87,000

  Cash dividends                                 -            -              -
(132,000)     (132,000)

  Balance at January 31, 1995               6,649,000       66,000     10,480,000
4,285,000    14,831,000

  Net income before minority interest            -            -              -
974,000       974,000

  Stock issued in lieu of wages                12,000        1,000         18,000
- -           19,000

  Stock options exercised                      13,000         -            15,000
- -           15,000

  Minority interest                              -            -              -
(55,000)      (55,000)

  Cash dividends                                 -            -              -
(133,000)     (133,000)

  Balance at January 31, 1996               6,674,000    $  67,000    $10,513,000
$5,071,000   $15,651,000
  See accompanying notes.                   =========     ========     ==========
=========    ==========

                        NATIONAL TECHNICAL SYSTEMS, INC.
                              AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                Years Ended January 31, 1996, 1995 and 1994

                                    1996          1995          1994
                                    ----          ----          ----
  CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                  $   919,000   $   565,000   $   734,000
    Adjustments to reconcile
     net income to net cash
     provided by operating
     activities:
      Depreciation and
        amortization              2,328,000     2,401,000     2,218,000
      Stock issued in lieu of
        compensation                 19,000          -           12,000
      Provisions for losses on
        receivables                  18,000       156,000       183,000
      (Gain) loss on disposal
        of fixed assets             (20,000)        7,000          -
      Deferred income taxes         206,000       128,000       225,000
      Tax benefit from stock
        options exercised              -             -          310,000
      Changes in assets and
        liabilities:
          Accounts receivable      (771,000)     (309,000)   (1,927,000)
          Inventories              (138,000)     (258,000)     (656,000)
          Prepaid expenses           70,000      (185,000)      (91,000)
          Other assets               94,000        (1,000)     (215,000)
          Accounts payable          331,000        23,000       507,000
          Income taxes             (217,000)      213,000        27,000
          Undistributed
           earnings of
           affiliate                 55,000          -             -
          Accrued expenses          454,000       320,000        43,000
                                 ----------    ----------    ----------
    Net cash provided by
     operating activities         3,348,000     3,060,000     1,370,000

  CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of property, plant
     and equipment               (1,735,000)   (2,979,000)   (2,632,000)
    Proceeds from sales of
     fixed assets                    26,000         2,000          -
    Net cash used for investing
     activities                  (1,709,000)   (2,977,000)   (2,632,000)

  CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from current and
     long-term debt               1,235,000     2,327,000     2,341,000
    Minority interest in
     consolidated subsidiary           -           20,000          -
    Proceeds from stock options
     exercised                       15,000        45,000       381,000
    Cash dividends paid            (133,000)     (132,000)     (188,000)
    Repayments of current and
     long-term debt              (2,503,000)   (2,066,000)   (1,377,000)
                                 ----------    ----------    ----------
    Net cash provided by (used
     for) financing activities  (1,386,000)       194,000     1,157,000
                                 ----------    ----------    ----------
  Net increase (decrease) in
   cash                             253,000       277,000      (105,000)

  BEGINNING CASH BALANCE          1,696,000     1,419,000     1,524,000
                                 ----------    ----------    ----------
  ENDING CASH BALANCE           $ 1,949,000   $ 1,696,000   $ 1,419,000
                                 ==========    ==========    ==========

  SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

  Cash payments during the year
   for:
     Interest                   $ 1,196,000   $ 1,067,000   $   995,000
     Income taxes                   605,000       116,000        90,000
  Cash received during the year
   for:
     Income taxes                      -             -           87,000

                        NATIONAL TECHNICAL SYSTEMS, INC.
                              AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                      January 31, 1996, 1995 and 1994

  (1)  Summary of Significant Accounting Policies
       ------------------------------------------
       Principles of Consolidation
       ---------------------------
       The consolidated financial statements include the accounts of National Technical Systems, Inc. (the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

       Risks and Uncertainties
       -----------------------
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to the recognition of revenue under long-term contracts, valuation of contract claims and the valuation of certain real estate held for sale. Actual results could differ from those estimates.

       Revenue Recognition
       -------------------
       Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides a variety of services to the nuclear power industry where the Company supplies nuclear regulation approved spare parts, contract labor services and qualification of safety related systems and components. In addition, the Company provides ISO 9000 certification and environmental services.

       Revenue from testing contracts, the Company's primary source of revenue, is recorded upon completion of the contracts, which are generally short term, or identifiable contractual tasks. Revenue from contracts which are cost-based are recorded as effort is expended.
       The Company measures progress on long-term contracts on the basis of
       efforts-expended (hours charged).   Billings in excess of amounts
       earned are deferred. The Company has entered into fixed-price contracts. Accounting for these contracts involves considerable cost and revenue estimation. Such estimates are reviewed periodically over the life of the contracts and any changes in projected cost and revenue are appropriately reflected in income. Any anticipated losses
       on contracts are charged to income when identified.   All selling,
       general and administrative costs are treated as period costs and expensed as incurred.

       Inventories
       -----------
       Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

       Property Held for Sale
       ----------------------
       The Company owns a parcel of land in San Diego County, California, which was offered for sale in the fourth quarter of fiscal 1988. The property was acquired for approximately $544,000. The Company anticipates that sales proceeds will exceed the net book value of the property.

       Property, Plant and Equipment
       -----------------------------
       Property, plant, and equipment is stated at actual cost and is depreciated and amortized using the straight-line method over the following estimated useful lives:

                 Buildings                        30 to 35 years
                 Machinery and equipment          3  to 20 years
                 Leasehold improvements           Terms of lease

       The Company capitalizes certain machinery and equipment repair costs which are irregular in occurrence. These costs are charged to expense over a one-year period.

       Intangible Assets
       -----------------
       Intangible assets consist primarily of the excess of cost over net assets acquired and a covenant not to compete and are amortized over 5 to 20 years using the straight-line method. Accumulated amortization was $2,251,000 as of January 31, 1996 and $2,006,000 as of January 31,
       1995.   In accordance with Statement of Financial Accounting Standards
       No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which the Company adopted in the fourth quarter of fiscal 1996, long-lived and certain identifiable intangible assets held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed on undiscounted net cash flows of the entities acquired over the remaining amortization period. Based on the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets, inclusive of goodwill and covenants, existed at January 31, 1996.

       Earnings Per Share
       ------------------
       Primary income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. The effect of stock options on the fully diluted calculations was either immaterial or antidilutive.

  (2)  Business Disposition
       --------------------
       In 1994, the Company collected $180,000 ($98,000 after tax) from the U.S. Government in billings which had previously been written off as uncollectible when the Company's Engineering Services segment was discontinued in fiscal 1992.

  (3)  Debt
       ----
       Long-term debt consists of the following:
                                              1996                1995
                                              ----                ----
       Term loans payable to banks        $ 3,383,000         $ 4,583,000
       <Fb>

       Capital lease obligations                -                   1,000

       Notes payable (interest rates
        of 9.25% to 11.0%),
        collateralized by land and
        buildings, with a net book
        value of $2,200,000, payable
        in monthly installments of
        $22,000 through 2014                1,947,000           2,004,000

       Secured notes payable <Fc>           1,507,000           1,917,000

       Revolving lines of credit <Fa>       4,000,000           3,600,000
                                           ----------          ----------
       Subtotal                            10,837,000          12,105,000

       Less current installments            1,747,000           2,060,000
                                           ----------          ----------
       Total                              $ 9,090,000         $10,045,000
                                           ==========          ==========
  [FN]
  <Fa> The Company has a line of credit with Bank of America NT&SA and Sanwa
       Bank California which provides an aggregate availability of
       $5,000,000.   In April 1996, the Registrant renegotiated its revolving
       lines of credit extending them to August 1, 1997 and increasing the aggregate availability to $6,000,000. The outstanding balance at January 31, 1996 and 1995 is $4,000,000 and $3,600,000, respectively, and is reflected in the accompanying consolidated balance sheets as long term debt in 1996. The interest rate is at the banks' prime rate (8.5% at January 31, 1996) plus 1/2 of 1%. The Company is required to maintain an average net collected compensating balance equal to 5% of the average daily outstanding principal borrowed on these lines. A commitment fee of approximately 1/2 of 1% is charged on the daily average balance of the unused portion of these credit lines. Any balance deficiencies and the commitment fees are payable on a quarterly basis. In October 1995, the Company entered into an equipment line of credit available for up to $1,500,000. The agreement extends to August 1996 and the aggregate principal balance is subject to an interest rate equal to the three year Treasury Rate plus 2.96%. No amounts were borrowed during fiscal 1996 and as such, $1,500,000 was available at January 31, 1996.

  <Fb> Term loans payable to Bank of America NT&SA and Sanwa Bank California have monthly principal payments of an aggregate of $83,333, and are due through 1999. The interest rate is fixed at 7.37%. The Company paid a one time facility fee of 1% of the $5,000,000 commitment upon closing in December 1993. The Company has an additional $1,000,000 loan with Sanwa Bank California with monthly payments of $16,667 that are due through January 2000 at an interest rate of .75% over the bank's Prime Rate. The Company paid a one-time facility fee of 3/4 of 1% of the $1,000,000 commitment upon closing in January 1995.

       The term loan and line of credit noted above require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. Under these agreements, the Company may declare and pay cash dividends up to 40% of net income. The Company may not make any distribution other than dividends to its stockholders or repurchase any of the Company's stock without the banks' prior approval. Except for the $1,000,000 term loan, Bank of America NTSA and Sanwa Bank California share 50% participation in these loan agreements. These loan agreements are collateralized by substantially all of the Company's accounts receivable and machinery and equipment other than those which serve as collateral for the notes in (c) below.

  <Fc> Notes payable (interest rates of 7.8% to 11%) to Bank of America NT&SA and Merchants & Planters Bank are collateralized by equipment with a net book value of $1,424,000 at January 31, 1996, payable in monthly and quarterly installments which vary through 1999.

       The weighted average interest rate on the Company's long term debt is approximately 8.75%

       Maturities of long-term debt for five years subsequent to January 31, 1996 are as follows:

                      1997                     $ 1,747,000
                      1998                       5,784,000
                      1999                       1,238,000
                      2000                         422,000
                      2001                          94,000
                      Thereafter                 1,552,000
                                               -----------
                                              $ 10,837,000

       In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", a reasonable estimate of fair value for the Company's fixed rate debt was based on a discounted cash flow analysis. The carrying amount of other debt, including borrowings under the Company's revolving lines of credit, approximate its fair value.

       The carrying amounts and estimated fair values of the Company's financial instruments are:
                                              1996              1996
                                            Carrying          Estimated
                                             amount           fair value
                                          ------------        ----------

       Term loans payable to Banks        $ 3,383,000         $ 3,572,000

       Notes payable                        1,947,000           1,740,000

       Secured notes payable                1,507,000           1,519,000

       Revolving lines of credit            4,000,000           4,000,000


  (4)  Income Taxes
       ------------
         The provision for income tax expense from continuing operations consists of:

       Current:                   1996           1995           1994

          Federal               $ 308,000      $ 233,000      $  64,000

          State                   256,000        101,000         41,000
                                 --------       --------       --------
                                  564,000        334,000        105,000

       Deferred:

          Federal                 270,000        137,000        351,000

          State                   (64,000)        (9,000)        67,000

                                  206,000        128,000        418,000
                                 --------       --------       --------
       Income tax expense       $ 770,000      $ 462,000      $ 523,000
                                 ========       ========       ========

       The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

                                  1996           1995           1994
       Income from
        continuing
        operations before
        income taxes            $1,744,000     $1,027,000     $1,159,000

       Federal income tax
        computed at
        statutory rate          $  593,000     $  349,000     $  394,000

       Amortization of
        goodwill                    15,000         15,000         17,000

       State income taxes,
        net of federal
        benefits                   108,000         67,000         74,000

       Other                        54,000         31,000         38,000

       Income tax expense       $  770,000     $  462,000     $  523,000
                                 =========      =========      =========

       Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:
                                                  1996           1995

       Deferred tax liabilities:
       Tax over book depreciation              $ 2,185,000    $ 2,177,000
       Other                                          -            91,000
                                                ----------     ----------
       Total deferred tax liabilities            2,185,000      2,268,000

       Deferred tax assets:
       Vacation and bad debt reserves not
        deductible                                 435,000        434,000
       Investment tax and alternative
        minimum tax credit carry-forwards          523,000        813,000
                                                ----------     ----------
       Total deferred tax assets                   958,000      1,247,000
                                                ----------     ----------
       Net deferred tax liabilities            $ 1,227,000    $ 1,021,000
                                                ==========     ==========

       As of January 31, 1996, investment tax credit carry forwards of approximately $14,000 are available to reduce future federal income taxes. If not used, the credits will expire through 2002.

  (5)  Stock Options and Pension Plans
       -------------------------------
       The Company has a 1981 employee incentive stock option plan, a 1982 non-qualified stock option plan, and 1988 and 1994 stock option plans. The 1981, 1982 and 1988 plans have expired and no new options may be granted thereunder.

       Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth (or more for the 1982 plan) of the total shares each year, commencing one year from the date of grant. Options expire five to ten years from the date of grant. At January 31, 1996, options for 490,838 shares were outstanding at an average price per share of $1.95 (range from $1.00 to $2.75), of which 285,916 were exercisable.
       During the year ended January 31, 1996, 12,489 options were exercised under these plans at an average price of $1.20 (range from $1.00 to $1.38) per share. There are 424,687 shares available for future grant.

       The Company has an employee stock ownership plan covering all employees. Contributions by the Company are at the discretion of the Board of Directors. The Company did not make contributions in 1996, 1995 or 1994.

       The Company offers a 401 (k) profit sharing plan. The purpose of the plan is to provide retirement benefits to all employees of the Company. The Companies employees can contribute up to 10% of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. All employer contributions are allocated in the ratio that a participant's compensation bears to total plan compensation. In 1996 the Board of Directors of the Company approved a contribution to the 401(k) profit sharing plan of $50,000. The Company did not make contributions in 1995 or 1994.

  (6)  Commitments
       -----------
       The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates to fiscal year 2003. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $602,000 in 1996, $498,000 in 1995 and $668,000 in 1994. Rental income was $41,000 in 1996, $82,000 in
       1995 and $43,000 in 1994.

       At January 31, 1996, minimum rental payment obligations under operating leases were as follows:

                      1997                     $  514,000
                      1998                        495,000
                      1999                        425,000
                      2000                        151,000
                      2001                        144,000
                      Thereafter                  115,000
                                                ---------
                                               $1,844,000
                                                =========

       In May 1992, the Company entered into a five year lease agreement for operating facilities located in Valencia, California. The lease payments are based upon an escalating percentage of revenue at that facility for the five year period. The future lease payments are dependent upon sales volume during the lease and as such are contingent rentals. Thus, these future payments are excluded from the minimum rental payment obligations disclosed above.

  (7)  Accrued Expenses
       ----------------
       A summary of accrued expenses at January 31 is as follows:

                                                    1996            1995

         Compensation and employee benefits      $1,807,000      $1,411,000
         Other                                      274,000         216,000
                                                 ----------      ----------
                                                 $2,081,000      $1,627,000
                                                  =========       =========

  (8)  Contingencies
       -------------
       The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations of the Company.

  (9)  Segment of Business Information
       -------------------------------
       Technical Services involve technical support and technical support personnel to assist clients in a broad range of industries in the solving of technical problems via analysis and testing of materials, components, subsystems and systems.

       Contract Labor Services locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them temporarily to clients either individually for staff augmentation, or as members of a project team. The Company assumes the normal responsibilities of an employer.

       Registration Services is a third party registrar whose business is to evaluate a supplier's quality systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies quality policy, quality system documentation and quality records. Part of the evaluation is a thorough on-site assessment to determine whether each required quality system element is defined, documented, deployed and consistently implemented and the required documentation and records are current and available.

       Environmental Services provides environmental clean up services through a choice of numerous alternative remediation technologies. Some of these technologies are: bio-enhanced air sparging, biological treatment, bio-remediation, chemical treatment, heavy metal removal, land fill disposal, recycling, soil washing, thermal treatment, and vapor extraction.

       Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, investments in securities, real estate, oil drilling programs, fixed assets not allocated to segments and net assets of discontinued operations. Corporate general and administrative expenses were allocated on the basis of sales, fixed assets and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

       Direct and indirect revenues of Technical Services from federal agencies were approximately $17,883,000 in 1996, $16,317,000 in 1995, and $20,546,000 in 1994, consist principally of sales under subcontracts to customers with government contracts. One major customer represents $2,021,000 of the 1996 Contract Labor Services net revenues and two major customers represent $1,922,000 and $1,930,000 of the 1995, and $2,280,000 and $687,000 of the 1994 Contract Labor Services net revenues, respectively.

       NTS performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

      January 31, 1996
      ----------------
                                       Technical       Contract Labor  Registration
Environmental
                                       Services        Services        Services
Services         Corporate        Total
                                       --------        --------------  ------------
- -------------    ---------       -------
  Net revenues                         $34,029,000     $ 5,310,000     $ 2,118,000     $
2,981,000     $     -         $44,438,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Gross profit                         $ 7,840,000     $ 1,073,000      $  737,000     $
  94,000     $     -         $ 9,744,000

  Selling, general and
   administrative expense                4,516,000       1,122,000         580,000
  535,000         113,000       6,866,000
                                        ----------      ----------      ----------
- ----------      ----------      ----------
  Operating income (loss)                3,324,000         (49,000)        157,000
 (441,000)       (113,000)      2,878,000

  Other income(expense):
    Interest expense, net                 (900,000)       (161,000)           -
     -            (96,000)     (1,157,000)
    Other                                   84,000         (49,000)         (6,000)
   (7,000)          1,000          23,000
                                        ----------      ----------      ----------
- ----------      ----------      ----------
                                          (816,000)       (210,000)         (6,000)
   (7,000)        (95,000)     (1,134,000)
                                        ----------      ----------      ----------
- ----------      ----------      ----------
  Income (loss) from continuing
   operations before income taxes      $ 2,508,000     $  (259,000)    $   151,000     $
(448,000)    $  (208,000)    $ 1,744,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Identifiable assets                  $25,786,000     $ 2,627,000     $ 1,066,000     $
1,641,000    $ 2,383,000     $33,503,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Capital expenditures                 $ 1,566,000     $      -        $    37,000     $
   10,000    $   122,000     $ 1,735,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Depreciation and amortization        $ 1,975,000     $   286,000     $     7,000     $
    4,000    $    56,000     $ 2,328,000
                                        ==========      ==========      ==========
==========      ==========      ==========

     January 31, 1995
     ----------------
                                       Technical       Contract Labor  Registration
Environmental
                                       Services        Services        Services
Services         Corporate        Total
                                       --------        --------------  ------------
- -------------    ---------       -------
  Net revenues                         $31,259,000     $ 4,670,000     $ 1,451,000     $
 537,000     $     -         $37,917,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Gross profit                         $ 7,326,000     $ 1,089,000      $  604,000     $
(138,000)    $     -         $ 8,881,000

  Selling, general and administrative
   expense                               5,078,000       1,104,000         390,000
  112,000          99,000       6,783,000
                                        ----------      ----------      ----------
- ----------      ----------      ----------
  Operating income (loss)                2,248,000         (15,000)        214,000
 (250,000)        (99,000)      2,098,000

  Other income (expense):
    Interest expense, net                 (817,000)        (74,000)           -
     -           (141,000)     (1,032,000)
    Other                                   21,000         (61,000)           -
    1,000            -            (39,000)
                                        ----------      ----------      ----------
- ----------      ----------      ----------
                                          (796,000)       (135,000)           -
    1,000        (141,000)     (1,071,000)
                                        ----------      ----------      ----------
- ----------      ----------      ----------
  Income (loss) from continuing
   operations before income taxes      $ 1,452,000     $  (150,000)    $   214,000     $
(249,000)    $  (240,000)    $ 1,027,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Identifiable assets                  $27,952,000     $ 2,208,000     $   546,000     $
 551,000     $ 1,831,000     $33,088,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Capital expenditures                 $ 2,743,000     $     6,000     $     8,000     $
   9,000     $   213,000     $ 2,979,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Depreciation and amortization        $ 2,029,000     $   301,000     $     3,000     $
   1,000     $    67,000     $ 2,401,000
                                        ==========      ==========      ==========
==========      ==========      ==========

      January 31, 1994
      ----------------
                                       Technical       Contract Labor  Registration
Environmental
                                       Services        Services        Services
Services         Corporate        Total
                                       --------        --------------  ------------
- -------------    ---------       -------
  Net revenues                         $35,330,000     $ 6,891,000     $   799,000     $
    -        $      -        $43,020,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Gross profit                         $ 7,087,000     $ 1,299,000     $   609,000     $
    -        $      -        $ 8,995,000

  Selling, general and administrative
   expense                               4,856,000       1,193,000         644,000
     -             97,000       6,790,000
                                        ----------      ----------      ----------
- ----------      ----------      ----------
  Operating income (loss)                2,231,000         106,000     $   (35,000)
     -            (97,000)      2,205,000

  Other income(expense):
     Interest expense, net                (716,000)         (2,000)          -
     -           (214,000)       (932,000)
     Other                                  37,000        (156,000)          -
     -              5,000        (114,000)
                                        ----------      ----------      ----------
- ----------      ----------      ----------
                                          (679,000)       (158,000)          -
     -           (209,000)     (1,046,000)
                                        ----------      ----------      ----------
- ----------      ----------      ----------
  Income (loss) from continuing
   operations before income taxes      $ 1,552,000     $   (52,000)    $   (35,000)    $
    -        $  (306,000)    $ 1,159,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Identifiable assets                  $27,295,000     $ 2,104,000     $   186,000     $
    -        $ 1,988,000     $31,573,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Capital expenditures                 $ 2,457,000     $   166,000     $     9,000     $
    -        $      -        $ 2,632,000
                                        ==========      ==========      ==========
==========      ==========      ==========
  Depreciation and amortization        $ 1,875,000     $   296,000     $     1,000     $
    -        $    46,000     $ 2,218,000
                                        ==========      ==========      ==========
==========      ==========      ==========

  (10) Quarterly Financial Data (Unaudited)
       ------------------------------------
       Three months ended
       ------------------

    1996                    April 30      July 31     October 31    January 31
    ----                    --------      -------     ----------    ----------
Net revenues              $ 9,605,000   $10,883,000   $12,876,000   $11,074,000

Gross profit              $ 2,072,000     2,466,000     2,649,000     2,557,000

Net income                $    14,000       288,000       343,000       274,000

Net income per
 share<F*>                $     0.00           0.04          0.05         0.04

Weighted average number
 of common shares
 outstanding                6,651,000     6,652,000     6,661,000     6,674,000
                           ==========    ==========    ==========    ==========

       Three months ended
       ------------------
    1995                    April 30      July 31     October 31    January 31
    ----                    --------      -------     ----------    ----------

Net revenues              $10,132,000   $ 9,134,000   $ 9,368,000   $ 9,283,000

Gross profit              $ 2,330,000     2,410,000     2,188,000     1,953,000

Net income                $   186,000       179,000       107,000        93,000

Net income per
 share<F*>                $      0.03          0.03          0.02          0.01

Weighted average number
 of common shares
 outstanding                6,606,000     6,614,000     6,623,000     6,636,000
                           ==========    ==========    ==========    ==========

  [FN]
  <F*> Per share data may not always add to the total for the year because each figure is independently calculated.

                                  Schedule II
                      NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended January 31, 1996, 1995  and 1994




  COLUMN A           COLUMN B           COLUMN C       COLUMN D     COLUMN E

  Description        Balance at         Additions -    Deductions   Balance at
                     beginning          charged to     - describe   end of
                     of period          costs and      <Fa>         period
                                        expenses

  Allowance for
  doubtful
  accounts
  receivable:

     1996            $  577,000         $  319,000     $ (301,000)  $  595,000
                      =========          =========      =========    =========

     1995            $  417,000         $  156,000     $    4,000   $  577,000
                      =========          =========      =========    =========

     1994            $  443,000         $  183,000     $ (209,000)  $  417,000
                      =========          =========      =========    =========
  [FN]
  <Fa>  Write-off of uncollectible accounts receivable, net of recoveries.

                                 EXHIBIT INDEX
  No.       Description                                            Page
  ----------------------------------------------------------------------

  10(a)1    Amendment No. Four dated April 24, 1996 to National
            Technical Systems Credit Agreement between Bank of
            America NT&SA and Sanwa Bank California dated
            September 1, 1993                                        48

  10.6      National Technical Systems Financing Agreement
            between The CIT Group/Equipment Financing, Inc.
            dated October 6, 1995                                    51

  21        Subsidiaries of the Registrant                           70

  23.1      Consent of Ernst & Young LLP, Independent Auditors       71

  27        Financial Data Schedule                                  76

  99.1      Undertakings is incorporated by reference into
            Form S-8 Registration Statement No. 33-48211             72

  99.2      Undertakings is incorporated by reference into
            Form S-8 Registration Statement No. 2-83778              74

                            EXHIBIT 10(a)1
          AMENDMENT NO. FOUR TO BUSINESS LOAN AGREEMENT


       This Amendment No. Four (the "Amendment") dated as of
  April 26, 1996, is between Bank of America National Trust and
  Savings Association ("BofA") and Sanwa Bank California ("Sanwa") (each a "Bank" and collectively the "Banks") and National
  Technical Systems (the "Borrower").

                              RECITALS
                              --------
       A.  The Banks and the Borrower entered into a certain
  Business Loan Agreement dated as of September 1, 1993, as modified by amendments dated July 6, 1994, March 6, 1995, and
  December 31, 1995 (as amended, the "Agreement").

       B. The Banks and the Borrower desire to further amend the Agreement.

                              AGREEMENT
                              ---------
       1. DEFINITIONS. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Agreement.

       2.  AMENDMENTS.  The Agreement is hereby amended as follows:

            2.1 Paragraph 2.1(a) is amended and restated to read in its entirety as follows:

            "(a) During the availability period described below, the Banks will each severally provide a line of credit to the Borrower, each of which shall be in the amount of Three Million Dollars ($3,000,000), and which shall not exceed in the aggregate at any time Six Million Dollars ($6,000,000) (collectively, the 'Facility 2 Commitment')."

            2.2 In Paragraph 2.2, the date "August 1, 1997" is substituted for the date "June 30, 1996".

            2.3 Paragraph 6.4 is amended and restated to read in its entirety as follows:

            "6.4 GUARANTIES. Guaranties in favor of both Banks, each in the amount of Ten Million Dollars ($10,000,000), from each of National Technical Systems, Inc., Wise & Associates, Inc., Acton Environmental Testing Corporation, Approved Engineering Test Laboratories, Inc., ETCR Inc., S&W Technical Services, Inc., and PECS (QA) North America, Inc."

            2.4 Paragraph 8.6 is amended and restated to read in its entirety as follows:

          "8.6 DEBT COVERAGE RATIO. To maintain on a consolidated basis a Debt Coverage Ratio of at least 1.25:1.0.

  'Debt Coverage Ratio' means the ratio of (a) net after tax profit PLUS depreciation, interest expense, increase in deferred income taxes, and non-cash expenses, MINUS any decrease in deferred income taxes to (b) the sum of current portion of long-term debt, interest expense, and dividends. This ratio will be calculated at the end of each fiscal quarter, using the results of that quarter and each of the 3 immediately preceding quarters, except that the current portion of long term debt will be measured as of the last day of the most recent fiscal quarter."

            2.5 Paragraph 8.9 is amended and restated to read in its entirety as follows:

            "8.9 CAPITAL EXPENDITURES. Not to spend or incur obligations (including the total amount of any capital leases) for more than One Million Six Hundred Thousand Dollars
  ($1,600,000) in any single fiscal year to acquire fixed or capital assets."

            2.6 Paragraph 8.10 is amended and restated to read in its entirety as follows:

            "8.10 DIVIDENDS. Not to declare or pay any dividends on any of its shares, except from earnings available for dividends and earned during the immediately preceding fiscal year, and, in any event, not in excess of forty percent (40%) of the Borrower's net income for such preceding fiscal year."

            2.6 Paragraph 8.22 is deleted in its entirety and "Intentionally Deleted" is substituted in its stead.

       3. REPRESENTATIONS AND WARRANTIES. When the Borrower signs this Amendment, the Borrower represents and warrants to the Banks that: (a) there is no event which is, or with notice or lapse of time or both would be, a default under the Agreement,
  (b) the representations and warranties in the Agreement are true as of the date of this Amendment as if made on the date of this Amendment, (c) this Amendment is within the Borrower's powers, has been duly authorized, and does not conflict with any of the Borrower's organizational papers, and (d) this Amendment does not conflict with any law, agreement, or obligation by which the Borrower is bound.

       4. CONDITIONS. This Amendment will be effective when the Bank receives the following items, in form and content acceptable to the Bank:

            4.1 This Amendment duly executed by the Borrower and the Banks.

            4.2 A copy of the Borrower's C.P.A. audited fiscal year end January 31, 1996 financial statements.

       5.   EFFECT OF AMENDMENT.  Except as provided in this
  Amendment, all of the terms and conditions of the Agreement shall remain in full force and effect.


            This Amendment is executed as of the date stated at the beginning of this Amendment.


                           BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION


                           By: /s/ Brian C. Roche
                              -------------------------------
                              Brian C. Roche
                              Vice President


                           SANWA BANK CALIFORNIA


                           By: /s/ Michael W. Platt
                              -------------------------------
                              Michael W. Platt
                              Vice President



                           NATIONAL TECHNICAL SYSTEMS


                           By: /s/ Lloyd Blonder
                              -------------------------------
                              Lloyd Blonder
                              Senior Vice President &
                              Chief Financial Officer

                             EXHIBIT 10.6

                     LOAN AND SECURITY AGREEMENT
                     ---------------------------


  SECTION 1.     DEFINITIONS.

            All capitalized terms which are not defined herein are defined in Rider A attached hereto and made a part hereof
  ("RIDER A"). Accounting terms not specifically defined shall be construed in accordance with generally accepted accounting principles.


  SECTION 2.     AMOUNT AND TERMS OF LOANS; GRANT OF SECURITY
                 INTEREST.

            Subject to the terms and conditions hereof, CIT agrees to make Loans to Debtor from time to time, in the amount described in paragraph 2 of Rider A. Each Loan shall be evidenced by Debtor's Note, which Note shall set forth the repayment terms and Interest Rate for such Loan.

            As security for the prompt and complete payment and performance when due of all the Obligations and in order to induce CIT to enter into this Agreement and make the Loans and to extend other credit from time to time to Debtor, whether under this Agreement or otherwise, Debtor hereby grants to CIT a first priority security interest in all Debtor's right, title and interest in, to and under the Collateral.


  SECTION 3.     CONDITIONS OF BORROWING.

            CIT shall not be required to make any Loan hereunder unless on the Closing Date thereof all legal matters with respect to, and all legal documents executed in connection with, the contemplated transactions are satisfactory to CIT and all of the following conditions are met to the satisfaction of CIT (except that (a), (b) and (c) are required in connection with the initial Loan only): (a) CIT has received a satisfactory Secretary's Certificate certified by Debtor's Secretary or Assistant Secretary; (b) if requested by CIT, CIT shall have received the written opinion addressed to it of counsel for Debtor satisfactory to CIT as matters contained in Section 4(a)-(e), (g) and (i) hereof, and as to such other matters as CIT may reasonably request; (c) CIT shall have received (i) a Guaranty, duly executed by each Guarantor, and (ii) a satisfactory Secretary's Certificate certified by each corporate Guarantor's Secretary or Assistant Secretary; (d) Debtor has executed and delivered to CIT the Note evidencing, and a Supplement describing the Equipment to be financed by, such Loan; (e) the Equipment being financed by such Loan has been delivered to, and accepted by, Debtor and CIT has received satisfactory evidence that the Equipment is insured in accordance with the provisions hereof and that the Cost thereof has been, or concurrently with the making of the Loan shall be, fully paid; (f) CIT has received copies of the invoices and bills of sale, if any, with respect to the Equipment being financed by such Loan; (g) all filings, recordings and other actions (including the obtaining of landlord and/or mortgagee waivers) deemed necessary or desirable by CIT in order to perfect a first (and only) priority security interest in the Equipment being financed by such Loan have been duly effected, and all fees, taxes and other charges relating to such filings and recordings have been paid by Debtor; (h) the representations and warranties contained in this Agreement and any Guaranty are true and correct with the same effect as if made on and as of such date, and no Default or Event of Default is in existence on such date or shall occur as a result of such Loan;
  (i) in the sole judgment of CIT, there has been no material adverse change in the financial condition, business or operations of Debtor or any Guarantor from the date referred to in Section 4(j) hereof; (j) CIT has received from Debtor and each Guarantor such other documents and information as CIT has requested;
  (k) CIT has inspected and appraised the Equipment and found it satisfactory in value and condition; (1) CIT has received satisfactory bank and/or customer references on Debtor and on each Guarantor; and (m) CIT has received and found satisfactory Debtor's and, if required, each Guarantor's most recent quarterly financial statement.


  SECTION 4.     REPRESENTATIONS AND WARRANTIES.

            In order to induce CIT to enter into this Agreement and to make each Loan, each Debtor represents and warrants to CIT that: (a) Debtor is a corporation duly organized, validly existing and in good standing under the laws of its State of incorporation, has the necessary authority and power to own the Equipment and its other assets and to transact the business in which it is engaged, is duly qualified to do business in each jurisdiction where the Equipment is located and in each other jurisdiction in which the conduct of its business or the ownership of its assets requires such qualification, and its chief executive office is located at the address set forth in paragraph 5 of Rider A; (b) Debtor has full power, authority and legal right to execute and deliver this Agreement and the Notes, to perform its obligations hereunder and thereunder, to borrow hereunder and to grant the security interest created hereby;
  (c) this Agreement has been (and each Note when executed and delivered shall have been) duly authorized, executed and delivered by Debtor and constitutes (and each Note when executed and delivered shall constitute) a legal, valid and binding obligation of Debtor enforceable in accordance with its terms except as such rights may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights generally; (d) the execution, delivery and performance by Debtor of this Agreement and the Notes do not and will not violate any provision of any applicable law or regulation or of any judgment or order of any court or governmental instrumentality, and will not violate any provision of, or cause a default under, any loan, other agreement, contract or judgment to which Debtor is a party and do not and will not require the consent, license, approval or authorization of, or registration with, any Person; (e) Debtor is not in default under any material agreement, contract or judgment to which Debtor is a party; (f) Debtor has filed all tax returns that are required to be filed and has paid all taxes as shown on said returns and all assessments received by it to the extent such taxes and assessments have become due other than those which are being contested in good faith by appropriate proceedings and as to which appropriate reserves are being maintained by Debtor in accordance with generally accepted accounting principles and so long as such proceedings operate during the pendency thereof to prevent the sale, forfeiture, or loss of the Collateral, and Debtor does not have any knowledge of any actual or proposed deficiency or additional assessment in connection therewith;
  (g) there is no action, audit, investigation or proceeding pending against or affecting Debtor or any of its assets which involves any of the Equipment or any of the contemplated transactions hereunder or which, if adversely determined, could have a material adverse effect on Debtor's business, operations or financial condition; (h) on each Closing Date, Debtor shall have good and marketable title to the Equipment being financed on such date and CIT shall have a perfected first (and only) Lien on such Equipment; and (i) (i) the operations of Debtor comply in all material respects with all applicable Environmental Laws; and
  (ii) except as disclosed to CIT, (A) none of the operations of Debtor are subject to any judicial or administrative proceeding alleging the violation of any Environmental Laws; (B) none of the operations of Debtor is the subject of an investigation to determine whether any remedial action is needed to respond to a release of any Hazardous Material into the environment; and
  (C) Debtor has no known material contingent liability in connection with any release of any Hazardous Material into the environment: (j) all financial statements of Debtor and/or any Guarantor which have been delivered to CIT have been prepared in accordance with generally accepted accounting principles consistently applied, and present fairly Debtor's and/or Guarantor's financial position as at, and the results of its operations for, the periods ended on the dates set forth on such financial statements, and there has been no material adverse change in Debtor's and/or any Guarantor's financial condition, business or operations since January 31, 1995, as reflected in such financial statements; and (k) Debtor has not changed its name in the last five years or done business under any other name except as previously disclosed in writing to CIT.

  SECTION 5.     COVENANTS.

            Each Debtor covenants and agrees that from and after the date hereof and so long as the Commitment or any of the Notes is outstanding:

            A. It will: (1) promptly give written notice to CIT of the occurrence of any Event of Loss; (2) observe all material requirements of any governmental authorities relating to the conduct of its business, to the performance of its obligations hereunder, to the use, operation or ownership of the Equipment, or to its other properties or assets, maintain its existence as a legal entity and obtain and keep in full force and effect all rights, franchises, licenses and permits which are necessary to the proper conduct of its business, and pay all fees, taxes, assessments and governmental charges or levies imposed upon any of the Equipment; (3) at any reasonable time or times, permit CIT or its authorized representative to inspect the Equipment and, following the occurrence and during the continuation of an Event of Default, to inspect the books and records of Debtor; (4) in accordance with generally accepted accounting principles, keep proper books of record and account in which entries will be made of all dealings or transactions in relation to its business and activities; (5) cause NTS to furnish to CIT the following financial statements, all in reasonable detail, prepared in accordance with generally accepted accounting principles applied on a basis consistently maintained throughout the period involved, (a) as soon as available, but not later than 120 days after the end of each fiscal year, NTS's consolidated balance sheet as at the end of such fiscal year, and NTS's consolidated statements of income and consolidated statements of cash flow and all footnotes of such fiscal year together with comparative information for the prior fiscal year, audited by either a Big Six or a major regional firm of certified public accountants; and (b) as soon as available, but not later than 90 days after the end of each of the first three quarterly periods of each fiscal year, NTS's consolidated balance sheet as at the end of such quarterly period and its consolidated statements of income and consolidated statements of cash flow for such quarterly period and for the portion of the fiscal year then ended together with comparative information for the prior comparable period, certified as to their accuracy by NTS's chief financial officer;
  (6) (i) furnish to CIT, together with the financial statements described in clauses 5(a) and 5(b) above, a statement signed by each Debtor's and NTS's chief financial officer certifying that Debtor or NTS, as applicable, is in compliance with all financial covenants contained in any documents evidencing a financial obligation to which Debtor or NTS is a party, or if Debtor is not in compliance, the nature of such noncompliance or default, and the status thereof (such statement shall set forth the actual calculations of any financial covenants and the details of any amendments or modifications of any financial covenants), and
  (ii) promptly, such additional financial and other information as CIT may from time to time reasonably request; (7) promptly, at

  Debtor's expense, execute and deliver to CIT such instruments and documents, and take such action, as CIT may from time to time reasonably request in order to carry out the intent and purpose of this Agreement and to establish and protect the rights, interest and remedies created, or intended to be created, in favor of CIT hereby, including, without limitation, the execution, delivery, recordation and filing of financing statements (hereby authorizing CIT, in such jurisdictions where such action is authorized by law, to effect any such recordation or filing of financing statements without Debtor's signature, and to file as valid financing statements in the applicable financing statement records, photocopies hereof, of the Supplements and of any other financing statement executed in connection herewith);
  (8) warrant and defend its good and marketable title to the Equipment, and CIT's perfected first (and only) priority security interest in the Collateral, against all claims and demands whatsoever (hereby agreeing that the Equipment shall be and at all times remain separately identifiable personal property, and shall not become part of any real estate), and will, at its expense, take such action as may be necessary to prevent any other Person from acquiring any right or interest in the Equipment; (9) at Debtor's expense, if requested by CIT in writing, attach to the Equipment a notice satisfactory to CIT disclosing CIT's security interest in the Equipment; (10) at Debtor's expense, maintain the Equipment in good condition and working order and furnish all parts, replacements and servicing required therefor so that the value, condition and operating efficiency thereof will at all times be maintained, normal wear and tear excepted, and any repairs, replacements and parts added to the Equipment in connection with any repair or maintenance or with any improvement, change, addition or alteration shall immediately, without further act, become part of the Equipment and subject to the security interest created by this Agreement; and (11) obtain and maintain at all times on the Collateral, at Debtor's expense, "All-Risk" physical damage and, if required by CIT, liability insurance (including bodily injury and property damage) in such amounts, against such risks, in such form and with such insurers as shall be satisfactory to CIT; provided, however, that the amount of physical damage insurance shall not be less than the then aggregate outstanding principal amount of the Notes. All physical damage insurance policies shall be made payable to CIT as its interest may appear; if liability insurance is required by CIT, the liability insurance policies shall name CIT as an additional insured. Debtor shall maintain and deliver to CIT the original certificates of insurance or other documents satisfactory to CIT prior to policy expiration or upon CIT's request, but CIT shall bear no duty or liability to ascertain the existence or adequacy of such insurance. Each insurance policy shall, among other things, require that the insurer give CIT at least 30 days' prior written notice of any alteration in the terms of such policy or the cancellation thereof and that the interests of CIT be continued insured regardless of any breach of or violation by Debtor of any warranties, declarations or conditions contained in such insurance policy. The insurance maintained by the Debtor shall be primary with no other insurance maintained by CIT (if any) contributory.

            B. It will not: (1) sell, convey, transfer, exchange, lease or otherwise relinquish possession or dispose of any of the Collateral or attempt or offer to do any of the foregoing;
  (2) create, assume or suffer to exist any Lien upon the Collateral except for the security interest created hereby;
  (3) liquidate or dissolve; (4) change the form of organization of its business; or (5) without thirty (30) days prior written notice to CIT, change its name or its chief executive office;
  (6) move (or in the case of titled vehicles, change the principal base of) any of the Equipment from the location specified on the Supplement relating thereto without the prior written consent of CIT; or (7) make or authorize any improvement, change, addition or alteration to the Equipment which would impair its originally intended function or use or its value.


  SECTION 6.     EVENTS OF DEFAULT; REMEDIES.

            The following events shall each constitute an "EVENT OF DEFAULT" hereunder with respect to each Debtor: (a) Debtor shall fail to pay any Obligation within 10 days after the same becomes due (whether at the stated maturity, by acceleration or otherwise); (b) any representation or warranty made by Debtor in this Agreement, or made by any Guarantor in any Guaranty, or made by Debtor or any Guarantor in any document, certificate or financial or other statement now or hereafter furnished by Debtor or any Guarantor in connection with this Agreement, any Guaranty or any Loan shall at any time prove to be untrue or misleading in any material respect as of the time when made; (c) Debtor or Guarantor shall fail to observe any covenant, condition or agreement contained in Sections 5.A(11) or 5.B hereof or in paragraphs 4(b) and 7 of Rider A; (d) Debtor shall fail to observe or perform any other covenant or condition contained in this Agreement, and such failure shall continue unremedied for a period of 30 days after the earlier of the date on which Debtor obtains knowledge of such failure or the date on which notice thereof shall be given by CIT to Debtor; (e) Debtor or any Guarantor or any affiliate of any of them shall default in the payment of, or other performance under, any obligation for payment or lease (whether or not capitalized) or any guarantee
  (i) to CIT or any affiliate of CIT beyond the period of grace, if any, provided with respect thereto, or (ii) to any Person beyond the period of grace, if any, provided with respect thereto, where such obligation or amount guaranteed is in excess of $1,000,000;
  (f) a complaint in bankruptcy or for arrangement or reorganization or for relief under any insolvency law is filed by or against Debtor or any Guarantor (and when filed against Debtor or any Guarantor is in effect for 60 days) or Debtor or any Guarantor admits its inability to pay its debts as they mature; or (g) any Guarantor shall fail to observe or perform any of the terms or conditions of its respective Guaranty, or any Guaranty shall cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by any Guarantor, or any Guarantor shall deny that such Guarantor has any further liability to CIT with respect thereto.

            If an Event of Default shall occur, CIT may, by notice of default given to Debtor, do any one or more of the following:
  (a) terminate the Commitment and/or (b) declare the Notes to be due and payable, whereupon the principal amount of the Notes, together with accrued interest thereon and all other amounts owing under this Agreement and the Notes, shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived (and in the case of any Event of Default specified in clause (f) of the above paragraph, such acceleration of the Notes shall be automatic, without any notice by CIT). In addition, if an Event of Default shall occur and be continuing, CIT may exercise all other rights and remedies available to it, whether under this Agreement, under any other instrument or agreement securing, evidencing or relating to the Obligations, under the Code, or otherwise available at law or in equity. Without limiting the generality of the foregoing, Debtor agrees that in any such event, CIT, without demand of performance or other demand, advertisement or notice of any kind (except the notice specified below of time and place of public or private sale) to or upon Debtor and any other Person (all and each of which demands, advertisements and notices are hereby expressly waived), may forthwith do any one or more of the following: collect, receive, appropriate and realize upon the Collateral or any part thereof, and sell, lease, assign, give an option or options to purchase or otherwise dispose of and deliver, the Collateral (or contract to do so), or any part thereof, in one or more parcels at public or private sale or sales at such places and at such prices as it may deem best, for cash or on credit or for future delivery without the assumption of any credit risk. CIT shall have the right upon any such public sale or sales, and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption of Debtor, which right or equity is hereby expressly released. Debtor further agrees, at CIT's request, to assemble (at Debtor's expense) the Collateral and make it available to CIT at such places which CIT shall select, whether at Debtor's premises or elsewhere. CIT shall apply the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale (after deducting all reasonable costs and expenses of every kind incurred therein or incidental to the care, safekeeping or otherwise of any or all of the Collateral or in any way relating to the rights of CIT hereunder, including reasonable attorney's fees and legal expenses) to the payment in whole or in part of the Obligations, in such order as CIT may elect. Debtor agrees that CIT need not give more than 10 days' notice of the time and place of any public sale or of the time after which a private sale may take place and that such notice is reasonable notification of such matters. Debtor shall be liable for any deficiency if the proceeds of any sale or disposition of the Collateral are insufficient to pay all amounts to which CIT is entitled. Debtor agrees to pay all costs of CIT, including reasonable attorneys' fees, incurred with respect to collection of any of the Obligations and enforcement of any of CIT's rights hereunder. To the extent permitted by law, Debtor hereby waives presentment, demand, protest or any notice (except as expressly provided in this Section 6) of any kind in connection with this Agreement or any Collateral.


  SECTION 7.     MISCELLANEOUS.

            No failure or delay by CIT in exercising any right, remedy or privilege hereunder or under any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, remedy or privilege. No right or remedy in this Agreement is intended to be exclusive but each shall be cumulative and in addition to any other remedy referred to herein or otherwise available to CIT at law or in equity; and the exercise by CIT of any one or more of such remedies shall not preclude the simultaneous or later exercise by CIT of any or all such other remedies. No express or implied waiver by CIT of an Event of Default shall in any way be, or be construed to be, a waiver of any other or subsequent Event of Default. The acceptance by CIT of any regular installment payment or any other sum owing hereunder shall not (a) constitute a waiver of any Event of Default in existence at the time, regardless of CIT's knowledge or lack of knowledge thereof at the time of such acceptance, or
  (b) constitute a waiver of any Event of Default unless CIT shall have agreed in writing to waive the Event of Default.

            All notices, requests and demands to or upon any party hereto shall be deemed duly given or made when sent, if given by telecopier, when delivered, if given by personal delivery or overnight commercial carrier, or the third calendar day after deposit in the United States mail, certified mail, return receipt requested, addressed to such party at its address (or telecopier number) set forth in paragraph 5 of Rider A or such other address or telecopier number as may be hereafter designated in writing by such party to the other party hereto.

            Debtor agrees, whether or not the contemplated transactions are consummated, (A) to pay or reimburse CIT for
  (i) all expenses of CIT in connection with the documentation thereof; (ii) all fees, taxes and expenses of whatever nature incurred in connection with the creation, preservation and protection of CIT's security interest in the Collateral, including, without limitation, all filing and lien search fees, payment or discharge of any taxes or Liens upon, or in respect to, the Collateral, and all other fees and expenses in connection with protecting or maintaining the Collateral or in connection with defending or prosecuting any actions, suits or proceedings arising out of, or related to, the Collateral (provided, however, that the expenses, fees and taxes that Debtor is required to pay or reimburse CIT for in (i) and (ii) above shall not exceed $10,000.00 without the prior written consent of Debtor); and
  (iii) all costs and expenses (including reasonable legal fees and disbursements) of CIT in connection with the enforcement of this Agreement and the Notes, and (B) to pay, and to indemnify and hold CIT harmless from and against any and all liabilities, obligations, losses, damages, penalties, claims, actions, judgments, suits, out-of-pocket costs, expenses (including reasonable legal expenses) or disbursements of any kind or nature whatsoever arising out of or with respect to (a) this Agreement, the Collateral or CIT's interest therein, including, without limitation, the execution, delivery, enforcement, performance or administration of this Agreement and the Notes and the manufacture, purchase, ownership, possession, use, selection, operation or condition of the Collateral or any part thereof, or
  (b) Debtor's violation or alleged violation of any Environmental Laws or any law or regulation relating to Hazardous Materials (the foregoing being referred to as the "indemnified liabilities"), provided, that Debtor shall have no obligation hereunder with respect to indemnified liabilities arising from the gross negligence or willful misconduct of CIT. If Debtor fails to perform or comply with any of its agreements contained in this Agreement and CIT shall itself perform, comply or cause performance or compliance, the expenses of CIT so incurred, together with interest thereon at the Late Charge Rate, shall be payable by Debtor to CIT on demand and until such payment is made shall constitute Obligations hereunder. The agreements and indemnities contained in this paragraph shall survive termination of this Agreement and payment of the Notes.

            This Agreement contains the complete, final and exclusive statement of the terms of the agreement between CIT and Debtor related to the contemplated transactions, and neither this Agreement, nor any terms hereof, may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against which enforcement of a change, waiver, discharge or termination is sought.

            This Agreement shall be binding upon, and inure to the benefit of, Debtor and CIT and their respective successors and assigns, except that Debtor may not assign or transfer its rights hereunder or any interest herein without the prior written consent of CIT.

            Headings of sections and paragraphs are for convenience only, are not part of this Agreement and shall not be deemed to affect the meaning or construction of any of the provisions hereof. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability shall not invalidate or render unenforceable such provision in any other jurisdiction.

            The obligations of each Debtor are independent of the obligations of all of the other Debtors. Each Debtor expressly waives any right to require CIT to proceed against any other Debtor to proceed against or exhaust any Collateral or any other security for the Obligations or to pursue any remedy CIT may have at any time. Each Debtor agrees that CIT may proceed against any one or more of the Debtors and/or the Collateral in such order and manner as CIT shall determine in its sole and absolute discretion. A separate action or actions may be brought and prosecuted against any one or more of the Debtors whether an action is brought or prosecuted against any other Debtor or with respect to any Collateral or whether any other Person shall be joined in any such action or actions. CIT's rights hereunder and under any Note shall be reinstated and revived, and the obligations and liability of each Debtor hereunder and under any Note shall continue, with respect to any amount at any time paid on account of the Obligations which thereafter shall be required to be restored or returned by CIT upon the bankruptcy, insolvency or reorganization of any Debtor, or otherwise, all as though such amount had not been paid.

            Each Debtor expressly waives any and all defenses now or hereafter arising or asserted by reason of (i) any disability or other defense of any other Debtor or with respect to the Obligations; (ii) the cessation for any cause whatsoever of any liability of any other Debtor and (iii) any act or omission of CIT or others that directly or indirectly results in or aids the discharge or release of any other Debtor or the Obligations or any Collateral or guaranty therefor by operation of law or otherwise. Each Debtor agrees that any amounts received by CIT from whatever source on account of the Obligations may be applied by CIT toward the payment of such of the Obligations and in such order of application as CIT may from time to time elect; and, notwithstanding any payments made by any Debtor, such Debtor shall have no right of subrogation, reimbursement, exoneration, indemnity, contribution or any other rights that would result in such Debtor being deemed a creditor of any other Debtor under the federal Bankruptcy Code or any other law or for any other purpose and such Debtor hereby irrevocably waives all such rights, the right to assert any such rights and any right to enforce any remedy which CIT now or may hereafter have against any Debtor and hereby irrevocably waives any benefit of and any right to participate in, any security now or hereafter held by CIT, whether any of the foregoing rights arise in equity, at law or by contract.

            Each Debtor represents and warrants to CIT that it has established adequate means of obtaining from each of the other Debtors, on a continuing basis, financial and other information pertaining to the businesses, operations and condition (financial and otherwise) of each of the other Debtors and their properties, and each Debtor now is and hereafter will be completely familiar with the businesses, operations and condition (financial and otherwise) of each of the other Debtors and their properties. Each Debtor hereby expressly waives and relinquishes any duty on the part of CIT (should any such duty exist) to disclose to any Debtor any matter, fact or thing related to the businesses, operations or condition (financial or otherwise) of any Debtor or their properties, whether now known or hereafter known by CIT.

            Each Debtor represents and warrants that each of the waivers set forth herein are made with each Debtor's full knowledge of their significance and consequences; and that under the circumstances the waivers are reasonable. If any of said waivers are determined to be contrary to any applicable law or public policy, such waivers shall be effective only to the maximum extent permitted by law.

            THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF CALIFORNIA. DEBTOR HEREBY IRREVOCABLY CONSENTS AND AGREES THAT ANY LEGAL ACTION IN CONNECTION WITH THIS AGREEMENT MAY BE INSTITUTED IN THE COURTS OF THE STATE OF CALIFORNIA, IN THE COUNTY OF LOS ANGELES OR THE UNITED STATES COURTS FOR THE CENTRAL DISTRICT OF CALIFORNIA, AS CIT MAY ELECT, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, DEBTOR HEREBY IRREVOCABLY ACCEPTS AND SUBMITS TO, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, THE NON-EXCLUSIVE JURISDICTION OF ANY SUCH COURT, AND TO ALL PROCEEDINGS IN SUCH COURTS. DEBTOR AND CIT ACKNOWLEDGE THAT JURY TRIALS OFTEN ENTAIL ADDITIONAL EXPENSES AND DELAYS NOT OCCASIONED BY NONJURY TRIALS. DEBTOR AND CIT AGREE AND STIPULATE THAT A FAIR TRIAL MAY BE HAD BEFORE A STATE OR FEDERAL JUDGE BY MEANS OF A BENCH TRIAL WITHOUT A JURY. IN VIEW OF THE FOREGOING, AND AS A SPECIFICALLY NEGOTIATED PROVISION OF THIS AGREEMENT, DEBTOR AND CIT HEREBY EXPRESSLY WAIVE ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS AGREEMENT, OR THE TRANSACTIONS RELATED HERETO, WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND DEBTOR AND CIT HEREBY AGREE AND CONSENT THAT DEBTOR OR CIT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF

  THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO
  TRIAL BY JURY.


            IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and delivered by their duly authorized officers as of October 6, 1995.


    CIT:                                 Debtor:

    THE CIT GROUP/EQUIPMENT              NATIONAL TECHNICAL SYSTEMS,
    FINANCING, INC.,                     a California corporation
    a New York corporation


    By: /s/ Walter Impey                 By: /s/ Lloyd Blonder
       --------------------------           ----------------------------
    Title: Sr. V.P. Regional Mgr.        Title: V.P.
          -----------------------              -------------------------

                                         WISE AND ASSOCIATES, INC.,
                                         a Texas corporation


                                         By: /s/ Lloyd Blonder
                                            ----------------------------
                                         Title: V.P.
                                               -------------------------

                                         ACTON ENVIRONMENTAL TESTING
                                         CORPORATION,
                                         a Massachusetts corporation


                                         By: /s/ Lloyd Blonder
                                            ----------------------------
                                         Title: V.P.
                                               -------------------------

                              Rider A to
                     Loan and Security Agreement
                     dated as of October 6, 1995
       between The CIT Group/Equipment Financing, Inc. ("CIT"),
        National Technical Systems, a California corporation,
          Wise and Associates, Inc., a Texas corporation and
               Acton Environmental Testing Corporation,
        a Massachusetts corporation (collectively, "Debtor").


            1.   DEFINITIONS.  As used in the Loan and Security
  Agreement, the following terms shall have the following defined meanings (applicable to both singular and plural forms), unless the context otherwise requires:

            "AGREEMENT" "hereof", "hereto", "hereunder" and words of similar meaning: the Loan and Security Agreement of even date herewith between Debtor and CIT including this Rider A and any other rider, schedule and exhibit executed by Debtor and CIT in connection herewith, as from time to time amended, modified or supplemented.

            "BUSINESS DAY": a day other than a Saturday, Sunday or legal holiday under the laws of the State of California.

            "CLOSING DATE":  each date on which a Loan is made.

            "CODE": the Uniform Commercial Code as from time to time in effect in any applicable jurisdiction.

            "COLLATERAL":  the Equipment and the Proceeds thereof.

            "COMMITMENT": CIT's obligation to make Loans in the aggregate principal amount stated in paragraph 2 of this Rider A.

            "COST": (A) with respect to any item of new Equipment, the lesser of (i) the seller's invoiced purchase price therefor (after giving effect to any discount or other reduction) payable by the applicable Debtor, or (ii) two times the orderly liquidation value of such new Equipment (based on a desk top appraisal), and (B) with respect to any item of used Equipment, the fair market value of such used Equipment, as determined by CIT. The Cost shall be set forth in the applicable Supplement.

            "DEFAULT": any event which with notice, lapse of time, or both would constitute an Event of Default.

            "EQUIPMENT": any and all items of property which are listed on Supplements, together with all now owned or hereafter acquired accessories, parts, repairs, replacements, substitutions, attachments, modifications, additions, improvements, upgrades and accessions of, to or upon such items of property.

            "ENVIRONMENTAL LAWS": the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, any so-called "Superfund" or "Superlien" law, the Toxic Substances Control Act, or any other federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning, any hazardous, toxic or dangerous waste, substance or material, as now or at any time hereafter in effect.

            "EVENT OF DEFAULT": as set forth in Section 6 of the Agreement.

            "EVENT OF LOSS": with respect to any item of Equipment, (i) the actual or constructive loss or loss of use thereof, due to theft, destruction, damage beyond repair or to an extent which makes repair uneconomical, or (ii) the condemnation, confiscation or seizure thereof, or requisition of title thereto, or use thereof, by any Person.

            "GUARANTOR":  any and all guarantors of Debtors'
       Obligations under the Agreement and the Notes, specifically including National Technical Systems, Inc., a Delaware corporation ("NTS").

            "GUARANTY": an agreement, in form and substance satisfactory to CIT, made by each Guarantor in favor of CIT guaranteeing the payment and performance of any and all Obligations.

            "HAZARDOUS MATERIALS": any pollutant or contaminant defined as such in (or for the purposes of) any Environmental Laws including, but not limited to, petroleum, any radioactive material, and asbestos in any form or condition.

            "INSTALLMENT PAYMENT DATE": with respect to any Note, each date on which a regular installment of principal is due.

            "INTEREST RATE": as set forth in paragraph 3 of this Rider A.

            "LATE CHARGE RATE": a rate per annum equal to the higher of 3% over the applicable Interest Rate or 14%, but not to exceed the highest rate permitted by applicable law.

            "LIENS": liens, mortgages, security interests, financing statements or other encumbrances of any kind whatsoever.

            "LOAN":  each loan made pursuant to the Agreement.

            "NOTE": each promissory note executed and delivered by Debtor pursuant hereto, satisfactory in form and substance to CIT.

            "NTS": National Technical Systems, Inc., a Delaware corporation.

            "OBLIGATIONS": all indebtedness, obligations, liabilities and performance of Debtor to CIT, now existing or hereafter incurred under, arising out of, or in connection with, the Agreement or any Note; and any and all other present and future indebtedness, obligations, liabilities and performance of any kind whatsoever of Debtor to CIT, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, secured or unsecured, matured or unmatured and whether originally contracted with CIT or otherwise acquired by CIT.

            "PARENT COMPANY": any Person having beneficial ownership (directly or indirectly) of 25% or more of Debtor's shares of voting stock.

            "PERSON": an individual, partnership, corporation, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

            "PREPAYMENT PERCENTAGE": on the date of the required prepayment of any Note pursuant to the Agreement, the product obtained by multiplying 5% by a fraction, the numerator of which is the number of Installment Payment Dates remaining as of the date of prepayment (including the Installment Payment Date, if any, on which prepayment is made) and the denominator of which is the total number of Installment Payment Dates.

            "PROCEEDS": the meaning assigned to it in the Code, and in any event, including, without limitation, (i) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to Debtor from time to time with respect to any of the Equipment; (ii) any and all payments made, or due and payable from time to time, in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the Equipment by any Person; (iii) any and all accounts arising out of, or chattel paper evidencing a lease of, any of the Equipment; and (iv) any and all other rents or profits or other amounts from time to time paid or payable in connection with any of the Equipment.

            "PROHIBITED TRANSACTION":  a transaction in which:
       (i) Debtor enters into any transaction of merger or consolidation where (x) it shall not be the surviving corporation or (y) if it is the surviving corporation, after giving effect to such merger or consolidation its tangible net worth does not equal or exceed that which existed prior to such merger or consolidation; or (ii) Debtor sells, transfers or otherwise disposes of all or any substantial part of its assets; or (iii) any Person, or group of Persons acting together, becomes or agrees to become the beneficial owner (directly or indirectly) of 25% or more of Debtor's or any Parent Company's shares of voting stock (excluding current shareholders as of the date of this Agreement owning 25% or more of Debtor's or any Parent Company's shares of voting stock).

            "PROHIBITED TRANSACTION FEE": on the date of the required prepayment of the Notes pursuant to the provisions of paragraph 4(b) of this Rider A, the product obtained by multiplying 5% by a fraction, the numerator of which is the number of Installment Payment Dates remaining as of the date of prepayment (including the Installment Payment Date, if any, on which prepayment is made) and the denominator of which is the total number of Installment Payment Dates.

            "SUPPLEMENT": each supplement executed and delivered by Debtor pursuant hereto, satisfactory in form and substance to CIT.

            "TREASURY RATE": with respect to any Loan made hereunder, the rate per annum. equal to the yield to maturity for the U.S. Treasury Security having a remaining term to maturity closest to 3 years as at (and shall be fixed as of) the close of business on the third Business Day prior to the making of such Loan as reported on page 5 ("U.S. Treasury and Money Markets") of the information ordinarily provided by Telerate Systems Incorporated.

            2. LOAN AND COMMITMENT. The aggregate principal amount of all Loans shall not exceed $1,500,000. Each Loan shall be in a principal amount of not less than $200,000 and shall not exceed the amount of the Cost for the Equipment to be acquired with the proceeds of such Loan. No Loan shall have a term in excess of 60 months. CIT's Commitment shall terminate on August 4, 1996.

            3. INTEREST RATE. The interest rate per annum on the unpaid principal amount of each Loan shall be equal to the Treasury Rate plus 2.96%.

            4.   PREPAYMENT.

            (a) Should any item of Equipment suffer an Event of Loss, Debtor shall make a prepayment on the corresponding Note within 30 days thereafter. The amount to be prepaid shall be (i) the unpaid principal amount of such Note multiplied by a fraction the numerator of which is the Cost of the item of Equipment which suffered the Event of Loss and the denominator of which is the original principal amount of the Note less the Cost of each item of Equipment which previously suffered an Event of Loss or for which a prepayment has otherwise previously been made (the "Prepaid Principal Amount"), (ii) all other amounts then due and owing hereunder and under the Notes and (iii) an amount equal to the product of the Prepayment Percentage and the Prepaid Principal Amount.

            (b) A Prohibited Transaction may be consummated only with CIT's prior written consent. Not less than twenty (20) Business Days prior to the date the proposed Prohibited Transaction is expected to be consummated, Debtor shall give CIT written notice of the proposed Prohibited Transaction. In the event CIT does not consent to the Prohibited Transaction and the Prohibited Transaction is nonetheless to be consummated, Debtor shall, on or prior to the date the Prohibited Transaction is to be consummated, prepay the outstanding principal under all Notes together with (1) all interest accrued thereon, (2) all other amounts then due and owing hereunder and under the Notes, and (3) an amount equal to the product of the Prohibited Transaction Fee and the outstanding principal amount of the Notes.

            (c) Debtor may not, except as provided in Section 4(a) above, prepay any Note during the first 30 months from the date of such Note. Thereafter, on any Installment Payment Date, Debtor may, at its option, on at least 30 days' prior written notice to CIT, prepay all, but not less than all, of the outstanding principal under such Note together with
       (i) all interest accrued thereon to the date of prepayment,
       (ii) all other amounts then due and owing hereunder or under such Note, and (iii) an amount equal to 5% of the then outstanding principal under such Note, such percentage, as of the 30th month, to decline ratably over the remaining term of such Note.

            (d) Except as provided in (a), (b) or (c) of this paragraph 4, the Note may not be prepaid in whole or in part.

       5.   ADDRESSES FOR NOTICE PURPOSES AND DEBTORS' CHIEF EXECUTIVE
            OFFICES.

  CIT:                                Debtor:

  The CIT Group/                      National Technical Systems
  Equipment Financing, Inc.           Wise and Associates, Inc.
                                      Acton Environmental Testing
                                      Corporation
                                      c/o National Technical Systems, Inc.

  Address:                            Address:
  1211 Avenue of the Americas         24007 Ventura Boulevard
  21st Floor                          Calabasas, California  91302
  New York, New York 10036

  Telecopier No. (212) 536-1385       Telecopier No.  (818) 591-0899

  Attention: Senior Vice              Attention:  Chief Financial Officer
             President/Credit


            6. COMMITMENT FEE. CIT acknowledges receipt from Debtor of a commitment fee in the amount of $10,000 (the "Commitment Fee"). CIT agrees, however, to refund to Debtor the Commitment Fee, net of any out-of-pocket fees, costs, disbursements or expenses incurred by CIT in connection with the closing of this transaction, on a calendar quarterly basis proportionate to the borrowing of the first $750,000 (for example, if Debtor, as of December 31, 1995 has obtained $375,000 in Loans, half of the Commitment Fee will be remitted to Debtor (less the above-referenced expenses) and if by March 30, 1996, $750,000 in Loans have been borrowed, the entire remaining Commitment Fee shall be remitted (less the above-referenced expenses)). In the event no Loan is made hereunder, CIT shall retain the entire Commitment Fee.

            7. FINANCIAL COVENANTS. Debtor agrees that so long as any Note remains outstanding and unpaid, (a) NTS shall not, directly or indirectly, permit its consolidated ratio of Total Liabilities divided by Tangible Net Worth to be greater than 1.50:1 (Total Liabilities shall be defined according to GAAP and Tangible Net Worth shall be defined as total stockholders' equity less the sum of all intangible assets and all outstanding notes receivable due from officers, affiliates and shareholders); (b) NTS shall not, directly or indirectly, permit its Debt Coverage Ratio, defined as the sum of net income plus depreciation and amortization less dividends and nonrecurring income in the prior four quarters divided by the sum of the current portion of long term debt and capitalized leases due in the following four quarters, to be less than 1.30:1; and (c) NTS shall at all times maintain in full force and effect, a working capital borrowing facility of $5,000,000 or more.

  THE PROVISIONS SET FORTH IN THIS RIDER A ARE INCORPORATED IN AND MADE A PART OF THE LOAN AND SECURITY AGREEMENT BETWEEN CIT AND DEBTOR DATED AS OF OCTOBER 6, 1995.


      CIT:                               Debtor:

      THE CIT GROUP/EQUIPMENT            NATIONAL TECHNICAL SYSTEMS,
      FINANCING, INC., a New York        a California corporation
      corporation


      By: /s/ Walter Impey               By: /s/ Lloyd Blonder
         --------------------------         ----------------------------
      Title: Sr. V.P. Regional Mgr.      Title: V.P.
            -----------------------            -------------------------

                                         WISE AND ASSOCIATES, INC.,
                                         a Texas corporation


                                         By: /s/ Lloyd Blonder
                                            ----------------------------
                                         Title: V.P.
                                               -------------------------

                                         ACTON ENVIRONMENTAL TESTING
                                         CORPORATION,
                                         a Massachusetts corporation


                                         By: /s/ Lloyd Blonder
                                            ----------------------------
                                         Title: V.P.
                                               -------------------------

                                EXHIBIT 21

                     NATIONAL TECHNICAL SYSTEMS, INC.

                           LIST OF SUBSIDIARIES



              National Technical Systems, a California Corp.

      Acton Environmental Testing Corporation, a Massachusetts Corp.

     Approved Engineering Test Laboratories, Inc., a California Corp.

                       ETCR Inc., a California Corp.

                     NTS Products, a California Corp.

               S&W Technical Services, Inc., a Florida Corp.

                 Wise and Associates, Inc., a Texas Corp.

                  PECS (QA) North America, Inc. formerly
          NTS Registration Services, Inc., a Massachusetts Corp.

       National Quality Assurance - USA, Inc., a Massachusetts Corp.
                 (50% owned at January 31, 1996 and 1995)

                               EXHIBIT 23.1

            CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

  We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 2-83778 and Form S-8 No. 33-48211) pertaining to the National Technical Systems, Inc. Employee Stock Ownership Plan and the National Technical Systems, Inc. 1988 Stock Option Plan in the related Prospectus of our report dated April 12, 1996, with respect to the consolidated financial statements of National Technical Systems, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended January 31, 1996.


                                          /s/ Ernst & Young LLP

  Woodland Hills, California
  April 26, 1996

                               EXHIBIT 99.1

               TO BE INCORPORATED BY REFERENCE INTO FORM S-8
                  REGISTRATION STATEMENT NO. 33-48211

                               UNDERTAKINGS
  (a)  The undersigned registrant hereby undertakes:

       (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:
       (i) To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;
      (ii) To reflect in the prospectus any facts or events arising after the effective date of registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement;
     (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;
       PROVIDED, HOWEVER, that paragraphs (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

       (2) That, for the purposes of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering such securities at that time shall be deemed to be the initial bona fide offering thereof.

       (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

  (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

  (f)  EMPLOYEE PLANS ON FORM S-8.
       (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.

       (2) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as stockholders, copies of all reports, proxy statements and other communications distributed to its stockholders generally.

       (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant in the plan who makes a written request; a copy of the then latest annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph 91) or (2) of this undertaking, additional delivery shall be required.

       (i) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                               Exhibit 99.1

                               EXHIBIT 99.2

               TO BE INCORPORATED BY REFERENCE INTO FORM S-8
                   REGISTRATION STATEMENT NO. 2-83778

                               UNDERTAKINGS
  (a)  The undersigned registrant hereby undertakes:
       (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:
       (i) To include any prospectus required by section 10(a)(3) of the Securities Act of 1933;
      (ii) To reflect in the prospectus any facts or events arising after the effective date of registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represents a fundamental change in the information set forth in the registration statement;
     (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;
       PROVIDED, HOWEVER, that paragraphs (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8 and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

       (2) That, for the purposes of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering such securities at that time shall be deemed to be the initial bona fide offering thereof.

       (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

  (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to section 13(a) or section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

  (f)  EMPLOYEE PLANS ON FORM S-8.
       (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to stockholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.

       (2) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as stockholders, copies of all reports, proxy statements and other communications distributed to its stockholders generally.

       (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant in the plan who makes a written request; a copy of the then latest annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered upon written request. If such report is filed as a part of the registrant's annual report to stockholders delivered pursuant to paragraph 91) or (2) of this undertaking, additional delivery shall be required.

  (i) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


                               Exhibit 99.2