Form 10-Q
period 1996-04-30
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1996-06-11
CIK 110536

-------------------------------------------------------


                                       FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                      ___________

  (mark one)
  [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended April 30, 1996

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

  The number of shares of common stock, par value $.01 per share, outstanding as of June 5, 1996 was 6,702,990.


              -------------------------------------------------------





                             Exhibit Index on Page 12

- ---------------------------------------------------------------------------



                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



                                      Index



  PART  I.   FINANCIAL INFORMATION                                Page No.

        Financial Statements:

              Condensed Consolidated Balance Sheets
              April 30, 1996 and January 31, 1996                   3

              Condensed Consolidated Statements of Income
              Three Months Ended April 30, 1996 and 1995            4

              Condensed Consolidated Statements of Cash Flows
              Three Months Ended April 30, 1996 and 1995            5

        Notes to the Condensed Consolidated Financial Statements    6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         7


  PART  II.   OTHER INFORMATION & SIGNATURE                         11

  PART I -- FINANCIAL INFORMATION
  NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets  (unaudited)

                                                    April 30,     January 31,
  Assets                                              1996           1996
                                                  ------------   ------------
  Current assets:
     Cash                                        $   1,999,000  $   1,949,000
     Receivables, less allowance for doubtful
       accounts of $635,000 at April 30, 1996
       and $595,000 at January 31, 1996             11,368,000     10,453,000
     Income taxes receivable                                 -         33,000
     Inventories                                     2,538,000      2,220,000
     Deferred income taxes                             453,000        435,000
     Prepaid expenses                                  638,000        687,000
                                                  ------------   ------------
       Total current assets                         16,996,000     15,777,000

  Property, plant and equipment, at cost            42,436,000     41,955,000
  Less: accumulated depreciation                    25,733,000     25,398,000
                                                  ------------   ------------
      Net property, plant and equipment             16,703,000     16,557,000

  Intangible assets                                    226,000        286,000
  Property held for sale                               544,000        544,000
  Other assets                                         328,000        339,000
                                                  ------------   ------------

  Total Assets                                   $  34,797,000  $  33,503,000
                                                  ============   ============
  Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                            $   3,283,000  $   3,197,000
     Accrued expenses                                2,360,000      2,081,000
     Current installments of long-term debt          1,759,000      1,747,000
                                                  ------------   ------------
       Total current liabilities                     7,402,000      6,737,000

  Long-term debt, excluding current installments     9,450,000      9,090,000
  Deferred income taxes                              1,853,000      1,662,000

  Minority interest                                     71,000         75,000

  Stockholders' equity:
     Common stock of $.01 par value.  Authorized,
     20,000,000; issued and outstanding 6,703,000
     as of April 30, 1996 and 6,674,000 as of
     January 31, 1996                                   67,000         67,000
     Additional paid-in capital                     10,545,000     10,513,000
     Retained earnings                               5,409,000      5,071,000
                                                  ------------   ------------
       Total stockholders' equity                   16,021,000     15,651,000
                                                  ------------   ------------
  Total Liabilities and Stockholders' Equity     $  34,797,000  $  33,503,000
                                                  ============   ============

  See accompanying notes to Consolidated Financial Statements.

  NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
  Condensed Consolidated Statements of Income (unaudited) for Three Months Ended April 30, 1996 and 1995


                                                    1996           1995
                                                 -----------   ------------

  Revenues                                     $  11,639,000  $   9,605,000

  Cost of sales                                    8,921,000      7,533,000
                                                 -----------   ------------

       Gross profit                                2,718,000      2,072,000

  Selling, general and administrative expense      1,858,000      1,716,000
                                                 -----------   ------------

       Operating income                              860,000        356,000

  Other income (expense):

     Interest expense, net                          (255,000)      (304,000)
     Other                                             2,000        (22,000)
                                                 -----------   ------------

       Total other expense                          (253,000)      (326,000)
                                                 -----------   ------------

  Income before income taxes and
    minority interest                                607,000         30,000

  Income taxes                                       273,000         14,000
                                                 -----------   ------------

  Income before minority interest                    334,000         16,000

  Minority interest in the (income) loss
    of consolidated subsidiary                         4,000         (2,000)
                                                 -----------   ------------


  Net income                                   $     338,000  $      14,000
                                                 ===========   ============

  Primary and fully diluted net income per
    common share                               $        0.05  $        0.00
                                                 ===========   ============

  Weighted average number of common shares and
    common stock equivalents outstanding           6,676,000      6,651,000
                                                 ===========   ============


  See accompanying notes to Consolidated Financial Statements.

  NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
  Condensed Consolidated Statements of Cash Flows (unaudited) for Three Months Ending April 30, 1996 and 1995

                                                     1996           1995
                                                 ------------   ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                 $      338,000 $       16,000

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   581,000        587,000
      Provision for losses on receivables              40,000          3,000
      Deferred income taxes                           173,000          3,000
      Net changes in assets and liabilities:
        Accounts receivable                          (955,000)    (1,001,000)
        Inventories                                  (318,000)       199,000
        Prepaid expenses                               49,000       (121,000)
        Other assets                                   11,000         16,000
        Accounts payable                               86,000       (296,000)
        Accrued expenses                              279,000        216,000
        Undistributed earnings (loss) of affiliate     (4,000)             -
        Income taxes                                   33,000       (184,000)
                                                 ------------   ------------
    Net cash provided by (used in) operating
      activities                                      313,000       (562,000)

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment          (667,000)      (487,000)
                                                 ------------   ------------
    Net cash used for investing activities           (667,000)      (487,000)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                        800,000        353,000
  Repayments of current and long-term debt           (428,000)      (372,000)
  Cash dividends paid                                       -         66,000
  Proceeds from stock options exercised                32,000          2,000
                                                 ------------   ------------
    Net cash provided by (used for) financing
      activities                                      404,000        477,000
                                                 ------------   ------------

  Net increase (decrease) in cash                      50,000       (572,000)
  Beginning cash balance                            1,949,000      1,696,000
                                                 ------------   ------------

  ENDING CASH BALANCE                          $    1,999,000 $    1,124,000
                                                 ============   ============

  See accompanying notes to Consolidated Financial Statements.

  NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
  Notes to the Condensed Consolidated Financial Statements

  1. In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1996.

  2. The statements presented as of and for the three-month period ended April 30, 1996 and 1995 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

  3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

  4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year.

  5. Net income per share for the three-month period ended April 30, 1996 and 1995 was computed by dividing net income by the weighted average number of common shares outstanding during the period. Common stock equivalents were excluded because their effect was immaterial or antidilutive.

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

  8. Cash paid for interest and taxes for the three months ended April 30, 1996 was $181,000 and $93,000 respectively. Cash paid for interest and taxes for the three months ended April 30, 1995 was $271,000 and $196,000 respectively.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the first quarter ended April 30.


  (tabular header information:  Dollars in thousands)


  RESULTS OF OPERATIONS

  REVENUES
  Quarter ended April 30            1996     % Change     1995
                                 =========  ========== ==========

  Technical services               $9,012     14.4%      $7,878
  Environmental services              490     36.9%         358
  Registration services               542     17.1%         463
  Contract labor services           1,595     76.0%         906
                                ---------            ----------
     Total net revenue            $11,639     21.2%      $9,605
                                =========            ==========



  For the three months ended April 30, 1996, consolidated revenues increased by $2,034,000 or 21.2% when compared to the same period in 1995. In 1996, the technical services segment revenues increased due to increases in its traditional aerospace and defense testing business. The Registrant's environmental services segment revenues increased $132,000 as a result of work on new contracts. Revenues in the registration services segment increased as a result of continued marketing efforts. The contract labor services segment revenue increased $689,000 reflecting the effect of its expanding staff augmentation business and the success of its strategic alliances.

  It is anticipated by the Registrant that revenues in the technical services segment will continues at current levels slightly above last year, while revenues in the environmental services segment will remain flat or decrease due to increasing competition. It is further anticipated that revenues in the registration services segment should continue to increase at a more moderate rate for the remainder of fiscal 1997 and revenues in the contract labor services segment should continue at current levels through the end of the fiscal year.

  GROSS PROFIT
  Quarter ended April 30           1996    % Change    1995
                                ========= ========== =========

  Technical services               $2,180     31.2%     $1,661
    % to segment revenue            24.2%                21.1%
  Environmental services               (2)  (102.4%)        85
    % to segment revenue            (0.4%)               23.7%
  Registration services               187     58.5%        118
     % to segment revenue           34.5%                25.5%
  Contract labor services             353     69.7%        208
    % to segment revenue            22.1%                23.0%
  Total                            $2,718     31.2%     $2,072
   % to total net revenue           23.4%                21.6%

  Gross profit as a percentage of net revenues increased in the quarter ended April 30, 1996 by 1.8% or $646,000 when compared to the same quarter in 1995. This increase was due primarily to higher gross profit on the traditional testing business in the Registrant's technical services segment. The Registrant continues to pursue an aggressive cost containment program. Therefore, barring any unforeseen circumstances, gross profits should continues at current levels for the remainder of fiscal 1997. The decrease in gross profit in the environmental services segment was due to deterioration of margins due to cost overruns on fixed price contracts.

  SELLING, GENERAL & ADMINISTRATIVE

  Quarter ended April 30         1995     % Change    1994
                              ========= =========== ========

  Technical services             $1,379       8.1%    $1,276
    % to segment revenue          15.3%                16.2%
  Environmental services             26     (48.0%)       50
     % to segment revenue          5.3%                14.0%
  Registration services             158      16.2%       136
     % to segment revenue         29.2%                29.4%
  Contract labor services           264      15.3%       229
    % to segment revenue          16.6%                25.3%
  Corporate                          31      24.0%        25
  Total S G & A                  $1,858       8.3%    $1,716
   % to total net revenue         16.0%                17.9%



  Selling, general and administrative expenses as a percentage of net revenues decreased in the first three months ending April 30, 1996 compared to the same period in 1995 due to significant revenue increases while overall expenses increased only slightly. Expenses in the technical services, registration services and contract labor services segments increased slightly as a result of increased revenues. Expenses in the environmental services segment decreased as a result of managements cost containment efforts in this segment. The Registrant continues to look for ways to reduce costs but remain effective in all these areas.

  INTEREST EXPENSE

  Net interest expense decreased $49,000 in the first quarter ending
  April 30, 1996 when compared to the same period in 1995. This decrease was principally due to slightly lower interest rates on existing loans and decreases in the term loan balances.

  INCOME TAXES

  The income tax provisional rate for the first quarters of 1996 and 1995 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the first quarter ending April 30, 1996 was higher than the same period in 1995 due to the increase in income before taxes. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

  NET INCOME

  The increase in net income in the first quarter ending April 30, 1996 compared to the same period in 1995 was due to increased revenues, higher gross profit margins and slightly lower interest costs.

  BUSINESS ENVIRONMENT

  During the course of the last fiscal year, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, began to stabilize. In response to this uncertainty the Registrant developed an strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry downsizing. As a part of this strategy, the Registrant consolidated one of its testing facilities and is now positioned to more effectively serve its customers and enhance revenue growth in all segments of its business. The Registrant continues to pursue ISO registration business through its registration services segment and remediaton business through its environmental services segment. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

  LIQUIDITY AND CAPITAL RESOURCES

  In the first quarter ended April 30, 1996, cash provided by operations increased by $874,000 when compared to the same period in 1995. Major items contributing to this increase were significant increases in net income and accounts payable offset by increases in inventory and deferred income tax balances.

  Net cash used in investing activities in the three-month period ended
  April 30, 1996 increased $180,000 over the same period in 1996. The Registrant anticipates that its capital spending level in fiscal 1997 will be about the same or slightly higher than fiscal 1996. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

  In the three-month period ended April 30, 1996, net cash provided by financing activities consisted of increases in the bank term loans and lines of credit of $800,000 and proceed from the exercise of stock options of $33,000, offset by debt reduction on short term and long term debt of $428,000. Long term debt decreased $360,000 for the quarter due to regularly scheduled payments on long-term debt in excess of new borrowings. In April 1996 the Registrants revolving lines of credit were extended to August 1997 and increased from an aggregate availability of $5,000,00 to $6,000,000. The Registrant also has a term loan agreement with Bank of America NT & SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,000 through August 31, 1998 and an additional $1,000,000 loan with Sanwa Bank California entered into in January 1995 with payments of $16,667 through January 31, 2000.

  Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. The Registrant's future working capital will be provided from operations, supplemented by its bank credit lines. The Registrant's bank revolving lines of credit, which currently aggregate $6,000,000 for short-term liquidity needs had $1,200,000 available at April 30, 1996. The Registrant also has available up to $1,500,000 for an equipment line of credit which expires August 1996. No amounts have been borrowed against this line.

  PART II.  OTHER INFORMATION


  Item 6.     Exhibits and Reports on Form 8-K

        (a)   Exhibits.

              Exhibit No.        Description
              -----------        -----------
                 27              Financial Data Schedule

        (b)   Reports on Form 8-K.

              During the quarter ended April 30, 1996
              the registrant did not file a current report on Form 8-K




                                SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL TECHNICAL SYSTEMS, INC.



  Date:    June 11, 1996        By: /s/ Lloyd Blonder
          ----------------         ----------------------------------
                                   Lloyd Blonder
                                   Senior Vice President
                                   Chief Financial Officer

                                   (Signing on behalf of the
                                    registrant and as principal
                                    financial officer)

                                 EXHIBIT INDEX


  Exhibit No.         Description                                Page
  ---------------------------------------------------------------------
      27              Financial Data Schedule                     13