Form 10-Q
period 1996-07-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1996-09-04
CIK 110536

================================================================================

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    -----------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended July 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1996 was 6,705,990.



================================================================================

                            Exhibit Index on Page 15

              NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



                                    INDEX



PART  I.   FINANCIAL INFORMATION                                Page No.

      Financial Statements:

            Condensed Consolidated Balance Sheets
            July 31, 1996 and January 31, 1996                    3

            Condensed Consolidated Statements of Income
            Six Months Ended July 31, 1996 and 1995               4

            Condensed Consolidated Statements of Income
            Three Months Ended July 31, 1996 and 1995             5

            Condensed Consolidated Statements of Cash Flows
            Six Months Ended July 31, 1996 and 1995               6

      Notes to the Condensed Consolidated Financial Statements    7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         8


PART  II.   OTHER INFORMATION & SIGNATURE                         14

            Item 4.  Submission of Matters to a Vote
                     of Shareholders                              14

            Item 6.  Exhibits and Reports on Form 8-K             14

PART I -- FINANCIAL INFORMATION
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (unaudited)
                                                    July 31,     January 31,
Assets                                                1996           1996
                                                  ------------   ------------
Current assets:
   Cash                                            $ 1,632,000   $ 1,949,000
   Receivables, less allowance for doubtful
     accounts of $535,000 at July 31, 1996
     and $595,000 at January 31, 1996               12,185,000    10,453,000
   Income taxes receivable                                   0        33,000
   Inventories                                       2,720,000     2,220,000
   Deferred income taxes                               408,000       435,000
   Prepaid expenses                                    724,000       687,000
                                                   -----------   -----------
     Total current assets                           17,669,000    15,777,000

Property, plant and equipment, at cost              43,185,000    41,955,000
Less: accumulated depreciation                      26,265,000    25,398,000
                                                   -----------   -----------
    Net property, plant and equipment               16,920,000    16,557,000

Intangible assets                                      450,000       286,000
Property held for sale                                 544,000       544,000
Other assets                                           360,000       339,000
                                                   -----------   -----------
Total Assets                                       $35,943,000   $33,503,000
                                                   ===========   ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                $ 3,865,000   $ 3,197,000
   Accrued expenses                                  2,699,000     2,081,000
   Current installments of long-term debt            1,816,000     1,747,000
                                                   -----------   -----------
     Total current liabilities                       8,380,000     6,737,000

Long-term debt, excluding current
     installments                                    9,226,000     9,090,000
Deferred income taxes                                1,951,000     1,662,000

Minority Interest                                       66,000        75,000

Stockholders' equity:
   Common stock of $.01 par value.  Authorized,
     20,000,000; issued and outstanding
     6,706,000 as of July 31, 1996 and 6,674,000
     as of January 31, 1996                             67,000        67,000
   Additional paid-in capital                       10,549,000    10,513,000
   Retained earnings                                 5,704,000     5,071,000
                                                   -----------   -----------
     Total stockholders' equity                     16,320,000    15,651,000
                                                   -----------   -----------

Total Liabilities and Stockholders' Equity         $35,943,000   $33,503,000
                                                   ===========   ===========

See accompanying notes to Condensed Consolidated Financial Statements.
                                               3

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited) for Six Months Ended July 31, 1996 and 1995

                                                    1996           1995
                                                -----------    ------------

Revenues                                       $ 23,409,000    $ 20,488,000

Cost of sales                                    17,977,000      15,950,000
                                               ------------    ------------

     Gross profit                                 5,432,000       4,538,000

Selling, general and administrative expense       3,713,000       3,377,000
                                               ------------    ------------

     Operating income                             1,719,000       1,161,000

Other income (expense):
   Interest expense, net                           (517,000)       (602,000)
   Other                                             26,000          13,000
                                               ------------    ------------

     Total other expense                           (491,000)       (589,000)
                                               ------------    ------------

Income before income taxes and minority
   interest                                       1,228,000         572,000

Income taxes                                        553,000         258,000
                                               ------------    ------------

Income before minority interest                     675,000         314,000

Minority interest                                    (9,000)         12,000
                                               ------------    ------------

Net income                                     $    684,000    $    302,000
                                               ============    ============



Primary and fully diluted net income per
   common share                                $       0.10    $       0.05
                                               ============    ============

Weighted average number of common shares and
  common stock equivalents outstanding            6,690,000       6,652,000
                                               ============    ============

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited) for Three Months Ended July 31, 1996 and 1995

                                                    1996           1995
                                                -----------    ------------

Revenues                                       $ 11,770,000    $ 10,883,000

Cost of sales                                     9,056,000       8,417,000
                                               ------------    ------------

     Gross profit                                 2,714,000       2,466,000

Selling, general and administrative expense       1,855,000       1,661,000
                                               ------------    ------------

     Operating income                               859,000         805,000

Other income (expense):
   Interest expense, net                           (262,000)       (298,000)
   Other                                             24,000          35,000
                                               ------------    ------------

     Total other expense                           (238,000)       (263,000)
                                               ------------    ------------

Income before income taxes and minority
  interest                                          621,000         542,000

Income taxes                                        280,000         244,000
                                               ------------    ------------

Income before minority interest                     341,000         298,000

Minority interest                                    (5,000)         10,000
                                               ------------    ------------

Net income                                     $    346,000    $    288,000
                                               ============    ============



Primary and fully diluted net income per
  common share                                 $       0.05    $       0.04
                                               ============    ============

Weighted average number of common shares and
  common stock equivalents outstanding            6,704,000       6,652,000
                                               ============    ============


See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited) for Six Months Ending July 31, 1996 and 1995

                                                   1996           1995
                                              -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   684,000    $   302,000

Adjustments to reconcile net income to net
  cash provided by operating
  activities:
    Depreciation and amortization               1,147,000      1,163,000
    Provision for losses on receivables            60,000         44,000
    Deferred income taxes                         316,000        126,000
    Gain on sale of assets                              0         (5,000)
    Net changes in assets and liabilities:
      Accounts receivable                      (1,792,000)    (1,206,000)
      Inventories                                (500,000)      (211,000)
      Prepaid expenses                            (37,000)       (37,000)
      Other assets                                (21,000)        32,000
      Accounts payable                            668,000        110,000
      Accrued expenses                            613,000        153,000
      Income taxes                                 38,000       (184,000)
      Distributed earnings of affiliate           (51,000)             0
      Undistributed earnings of affiliate          (9,000)        12,000
                                              -----------    -----------
  Net cash provided by operating activities     1,116,000        299,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment      (1,421,000)      (779,000)
Investment in new subsidiary                     (253,000)             0
Proceeds on sale of fixed assets                        0          5,000
                                              -----------    -----------
  Net cash used for investing activities       (1,674,000)      (774,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                    1,137,000        213,000
Repayments of current and long-term debt         (932,000)       (95,000)
Cash dividends paid                                     0        (67,000)
Proceeds from stock options exercised              36,000         14,000
                                              -----------    -----------
  Net cash provided by financing activities       241,000         65,000
                                              -----------    -----------

Net decrease in cash                             (317,000)      (410,000)
Beginning cash balance                          1,949,000      1,696,000
                                              -----------    -----------

ENDING CASH BALANCE                           $ 1,632,000    $ 1,286,000
                                              ===========    ===========

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

2. The statements presented as of and for the six-month and three-month periods ended July 31, 1996 and 1995 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Registrant expects to pay state and alternative minimum federal income taxes for the fiscal year ended January 31, 1997.

5. Net income per share for the six-month and three-month periods ended July 31, 1996 and 1995 was computed by dividing net income by the weighted average number of common shares outstanding during the periods. Common stock equivalents were excluded because their effect was immaterial or antidilutive.

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

8. Cash paid for interest and taxes for the six months ended July 31, 1996 was $ 559,000 and $ 337,000 respectively. Cash paid for interest and taxes for the six months ended July 31, 1995 was $600,000 and $317,000 respectively.

9. On June 30, 1996, the Registrant declared a five cents per share ($0.05) dividend payable on August 5, 1996 to shareholders of record on July 20, 1996.

10. Minority interest in the Registrant's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. in December 1995. Profits are shared 65% to NQA-USA, Inc. and 35% to National Quality Assurance, Ltd.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the six months ended July 31.

(TABULAR HEADER INFORMATION:  DOLLARS IN THOUSANDS)


RESULTS OF OPERATIONS
REVENUES
Six months ended July 31           1996   % Change       1995
                              ========= ========== ==========

Technical services              $18,306      11.8%    $16,369
Environmental services              860     (12.2%)       980
Registration services             1,039       2.1%      1,018
Contract labor services           3,204      51.1%      2,121
                              ---------            ----------
   Total net revenue            $23,409      14.3%    $20,488
                              =========            ==========


For the six months ended July 31, 1996, consolidated revenues increased by $2,921,000 or 14.3% when compared to the same period in 1995. In 1996, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business. The Registrant's environmental services segment revenues decreased by $120,000 as a result of increased competition in this line of business. The contract labor segment revenues increased by $1,083,000, reflecting the effect of its expanding staff augmentation business and the success of its strategic alliances.

It is anticipated by the Registrant that revenues in the technical services segment and environmental services segment will continue at their current levels through the end of fiscal 1997. In addition, revenues in the registration services segment should continue to increase at a moderate rate for the remainder of fiscal 1997. It is further anticipated that revenues in the contract labor services segment will continue at current levels through the end of the fiscal year.

GROSS PROFIT
Six months ended July 31      1996   % Change      1995
                          =========  ==========  =========

Technical services        $  4,378      18.9%    $  3,682
  % to segment revenue        23.9%                  22.5%
Environmental services         (89)    (160.5%)       147
  % to segment revenue       (10.3%)                 15.0%
Registration services          394       8.2%         364
   % to segment revenue       37.9%                  35.8%
Contract labor services        749     117.1%         345
  % to segment revenue        23.4%                  16.3%
Total                     $  5,432      19.7%    $  4,538
 % to total net revenue       23.2%                  22.1%

Gross profit as a percentage of net revenues increased in the six months ended July 31, 1996 when compared to the same quarter in 1995. This increase was due primarily to higher gross profit on the traditional testing business in the Registrant's technical services segment and higher gross margins on staff augmentation business in the Registrant's contract labor services segment. The Registrant continues to pursue an aggressive cost containment program. Therefore, barring any unforeseen circumstances, gross profits are expected to continue at current levels for the remainder of fiscal 1997. The decrease in gross profit in the environmental services segment resulted from a deterioration of margins due to cost overruns on fixed price contracts.

  SELLING, GENERAL & ADMINISTRATIVE

Six months ended July 31   1996     % Change       1995
                         ========= ===========   ========


Technical services        $2,759       10.4%     $2,498

  % to segment revenue      15.1%                  15.3%

Environmental services        29      (70.4%)        98
   % to segment revenue      3.4%                  10.0%
Registration services        308       28.3%        240
   % to segment revenue     29.6%                  23.6%
Contract labor services      557       14.1%        488
  % to segment revenue      17.4%                  23.0%
Corporate                     60       13.2%         53
Total S G & A             $3,713        9.9%     $3,377
 % to total net revenue     15.9%                  16.5%

Selling, general and administrative expenses as a percentage of net revenues decreased in the six months ending July 31, 1996 compared to the same period in 1995 as a result of managements cost reduction programs and increased revenues. These reductions were partially offset by increases in the registration services segment which are reflective of the cost of pursuing business in this segment of the Registrant. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

INTEREST EXPENSE

Net interest expense decreased $85,000 in the six months ending July 31, 1996 when compared to the same period in 1995. This decrease was principally due to decreases in the term loan and line of credit balances.

INCOME TAXES

The income tax provisional rate for the first six months of 1996 and 1995 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the six months ending July 31, 1996 increased over the same period in 1995 due to the higher income before taxes in 1996. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

NET INCOME

The increase in net income in the six months ending July 31, 1996 compared to the same period in 1995 was due to increased revenues and higher gross profit margins.

The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

REVENUES
Quarter ended July 31              1996   % Change       1995
                              ========= ========== ==========

Technical services               $9,294       9.5%     $8,491
Environmental services              370     (40.5%)       622
Registration services               497     (10.5%)       555
Contract labor services           1,609      32.4%      1,215
                              ---------            ----------
   Total net revenue            $11,770       8.2%    $10,883
                              =========            ==========

For the three months ended July 31, 1996, consolidated revenues increased by $887,000 or 8.2% when compared to the same period in 1995. In 1996, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business. The Registrant's environmental services segment revenues decreased by $252,000 as a result of increased competition in this line of business. Revenues in the registration declined by $58,000 as a result of a major contract which was completed and billed in the second quarter of fiscal 1996 with no comparable contract in the second quarter of fiscal 1997. The contract labor segment revenues increased by $394,000, reflecting the effect of its expanding staff augmentation business and the success of its strategic alliances.

It is anticipated by the Registrant that revenues in the technical services segment and environmental services segment will continue at their current levels through the end of fiscal 1997. In addition, revenues in the registration services segment should return to a moderate rate of increase for the remainder of fiscal 1997. It is further anticipated that revenues in the contract labor services segment will continue at current levels through the end of the fiscal year.


GROSS PROFIT
Quarter ended July 31              1996   % Change      1995
                              ========= ========== =========

Technical services               $2,198       8.8%    $2,021
  % to segment revenue            23.6%                 23.8%
Environmental services             (87)    (240.3%)       62
  % to segment revenue           (17.5%)                10.0%
Registration services              207      (15.9%)      246
   % to segment revenue           41.7%                 44.3%
Contract labor services            396      189.1%       137
  % to segment revenue            24.6%                 11.3%
Total                           $2,714       10.1%    $2,466
 % to total net revenue           23.1%                 22.7%

Gross profit as a percentage of net revenues increased in the quarter ended July 31, 1996 when compared to the same quarter in 1995. This increase was due primarily to higher gross profit on the traditional testing business in the Registrant's technical services segment and higher gross margins on staff augmentation business in the Registrant's contract labor services segment. Gross profits in the Registrant's registration services segment decreased by $39,000 due to lower revenues. The Registrant continues to pursue an aggressive cost containment program. Therefore, barring any unforeseen circumstances, gross profits are expected to continue at current levels for the remainder of fiscal 1997. The decrease in gross profit in the environmental services segment was due to deterioration of margins due to cost overruns on fixed price contracts.

  SELLING, GENERAL & ADMINISTRATIVE

Quarter ended July 31            1996    % Change     1995
                            ========= =========== ========

Technical services             $1,380     (13.0%)   $1,222
  % to segment revenue          14.8%                 14.4%
Environmental services             3      269.2%        48
   % to segment revenue          0.8%                  7.7%
Registration services            150       67.7%       104
   % to segment revenue         30.2%                 18.7%
Contract labor services          293       (2.6%)      259
  % to segment revenue          18.2%                 21.3%
Corporate                         29       16.7%        28
Total S G & A                 $1,855       (6.2%)   $1,661
 % to total net revenue         15.8%                 15.3%

Selling, general and administrative expenses as a percentage of net revenues decreased in the three months ending July 31, 1996 compared to the same period in 1995 as a result of management's ongoing cost containment efforts. These reductions were offset by increases in the environmental services and registration services segments which are reflective of the cost of pursuing business in these segments of the Registrant. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

INTEREST EXPENSE

Net interest expense decreased $36,000 in the quarter ending July 31, 1996 when compared to the same period in 1995. This decrease was principally due to decreases in the term loan and line of credit balances.

INCOME TAXES

The income tax provisional rate for the second quarters of 1996 and 1995 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the quarter ending July 31, 1996 was higher than the same period in 1995 due to the increase in income before taxes and minority interest. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

NET INCOME

The increase in net income in the quarter ending July 31, 1996 compared to the same period in 1995 was due to increased revenues and higher gross profit margins.

BUSINESS ENVIRONMENT

During the course of the last fiscal year, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, began to stabilize. In response to this uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry downsizing. As a part of this strategy, the Registrant consolidated two of its testing facilities and, as a result of this re-allocation of resources, is now positioned to more effectively serve its customers and enhance revenue growth in the technical services segment. The Registrant continues to pursue ISO registration business through its registration services segment and remediaton business through its environmental services segment. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended July 31, 1996, cash provided by operations increased by $817,000 when compared to the same period in 1995. Major items contributing to this increase were an increase in net income along with significant increases in accounts payables and accrued expenses partially offset by increases in accounts receivable and inventory balances.

Net cash used in investing activities in the six-month period ended July 31, 1996 increased $900,000 when compared to the same period in 1995 due to increased purchases of capital equipment and the purchase of a new subsidiary in the Registrant's registration services segment. The Registrant anticipates that its capital spending in fiscal 1997 for equipment will continue at its current rate for the remainder of the year. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

In the six-month period ended July 31, 1996, net cash provided by financing activities consisted of increases in the bank term loans and lines of credit of $1,421,000 and proceeds from the exercise of stock options of $36,000, offset by debt reduction on short term and long term debt of $932,000. In April 1996, the Registrant's revolving lines of credit were extended to August 1997 and increased from an aggregate availability of $5,000,000 to $6,000,000. The Registrant also has a term loan agreement with Bank of America NT & SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,000 through August 31, 1998 and an additional $1,000,000 loan with Sanwa Bank California entered into in January 1995 with payments of $16,667 through January 31, 2000.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. The Registrant's future working capital will be provided from operations, supplemented by its bank credit lines. The Registrant's bank revolving lines of credit, which currently aggregate $6,000,000 for short-term liquidity needs had $1,200,000 available at July 31, 1996.

FORWARD-LOOKING INFORMATION

Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involves risk and uncertainties inherent in the Registrant's business. Actual outcomes are dependent upon the Registrant's successful performance of internal plans, customer changes in short range and long range plans, competition in the Registrant's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On June 28, 1996, the Registrant held its annual meeting of stockholders of record as of May 20, 1996, for the purpose of approving a change of the Registrant's state of incorporation from Delaware to California through a merger of the Registrant with and into a newly formed California subsidiary, and the conversion of each outstanding share of Common Stock of the Registrant into a corresponding share of Common Stock of the surviving corporation. Approval of this change would also constitute approval of all of the provisions set forth in the Articles of Incorporation and Bylaws of the California corporation and certain other matters, as described in the Registrant's proxy statement. As of the record date there were 6,702,990 shares outstanding and eligible to vote. The results of the vote of stockholders were as follows; 4,385,401 votes cast for the proposal, which represents approximately 65% of the total shares outstanding; 13,237 votes cast against the proposal; 16,798 abstentions; and 1,599,654 broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                Exhibit 27 - Financial Data Schedule

            (b) During the quarter ended July 31, 1996 the registrant did not file a current report on Form 8-K



                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date: September 4, 1996       By: /s/ Lloyd Blonder
     --------------------         ------------------------------
                                      Lloyd Blonder
                                      Senior Vice President
                                      Chief Financial Officer

                                      (Signing on behalf of the
                                       registrant and as principal
                                       financial officer)

                                INDEX TO EXHIBITS


Exhibit No.              Description                             Page No.
- -------------------------------------------------------------------------

27                       Financial Data Schedule                      16