Form 10-Q
period 1996-10-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1996-12-03
CIK 110536

================================================================================
                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------

(mark one)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended October 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For transition period from ________________  to _________________


                                    0-16438
                                    -------
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                     95-4134955
        --------                                     ----------
(State of Incorporation)                            (IRS Employer
                                                Identification number)

                 24007 Ventura Boulevard, Calabasas, California
                 ----------------------------------------------
              (Address of registrant's principal executive office)

            (818) 591-0776                                91302
            --------------                                -----
      (Registrant's telephone number)                   (Zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares of common stock, par value $.01 per share, outstanding as of November 71, 1996 was 6,716,358.

================================================================================

                            Exhibit Index on Page 16

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


PART  I.   FINANCIAL INFORMATION                                Page No.
                                                                --------

      Financial Statements:

            Condensed Consolidated Balance Sheets
            October 31, 1996 and January 31, 1996                     3

            Condensed Consolidated Statements of Income
            Nine Months Ended October 31, 1996 and 1995               4

            Condensed Consolidated Statements of Income
            Three Months Ended October 31, 1996 and 1995              5

            Condensed Consolidated Statements of Cash Flows
            Nine Months Ended October 31, 1996 and 1995               6

      Notes to the Condensed Consolidated Financial Statements        7

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             8


PART  II.   OTHER INFORMATION & SIGNATURE                            15

      Item 6.  Exhibits and Reports on Form 8-K                      15

                         PART I -- FINANCIAL INFORMATION
                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
                                                  October 31,      January 31,
                                                     1996             1996
                                                  -----------      -----------
Assets
  Current assets:
     Cash                                          $ 1,519,000   $ 1,949,000
     Receivables, less allowance for doubtful
       accounts of $721,000 at October 31, 1996
       and $595,000 at January 31, 1996             11,672,000    10,453,000
     Income taxes receivable                            98,000        33,000
     Inventories                                     2,465,000     2,220,000
     Deferred income taxes                             447,000       435,000
     Prepaid expenses                                1,108,000       687,000
                                                   -----------   -----------
       Total current assets                         17,309,000    15,777,000

  Property, plant and equipment, at cost            44,135,000    41,955,000
  Less: accumulated depreciation                    26,802,000    25,398,000
                                                   -----------   -----------
      Net property, plant and equipment             17,333,000    16,557,000

  Intangible assets                                    440,000       286,000
  Property held for sale                               544,000       544,000
  Other assets                                         351,000       339,000
                                                   -----------   -----------
  Total Assets                                     $35,977,000   $33,503,000
                                                   ===========   ===========
Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable                              $ 2,915,000   $ 3,197,000
     Accrued expenses                                2,919,000     2,081,000
     Current installments of long-term debt          1,829,000     1,747,000
                                                   -----------   -----------
       Total current liabilities                     7,663,000     7,025,000

  Long-term debt, excluding current installments     9,764,000     9,090,000
  Deferred income taxes                              2,138,000     1,662,000

  Minority interest                                     64,000        75,000

  Stockholders' equity:
    Common stock of $.01 par value.  Authorized,
      20,000,000; issued and outstanding
       6,715,000 as of October 31, 1996 and
       6,674,000 as of January 31, 1996                 67,000        67,000

     Additional paid-in capital                     10,557,000    10,513,000
     Retained earnings                               5,724,000     5,071,000
                                                   -----------   -----------
       Total stockholders' equity                   16,348,000    15,651,000
                                                   -----------   -----------
Total Liabilities and Stockholders' Equity         $35,977,000   $33,503,000
                                                   ===========   ===========
     See accompanying notes to Condensed Consolidated Financial Statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

             Condensed Consolidated Statements of Income (unaudited)
                 for Nine Months Ended October 31, 1996 and 1995

                                                    1996           1995
                                               ------------    ------------

Revenues                                       $ 36,218,000    $ 33,364,000

Cost of sales                                    27,866,000      26,177,000
                                               ------------    ------------
     Gross profit                                 8,352,000       7,187,000

Selling, general and administrative expense       5,732,000       5,090,000
                                               ------------    ------------
     Operating income                             2,620,000       2,097,000

Other income (expense):
   Interest expense, net                           (778,000)       (889,000)
   Other                                             28,000          25,000
                                               ------------    ------------
     Total other expense                           (750,000)       (864,000)
                                               ------------    ------------
Income before income taxes and minority           1,870,000       1,233,000
interest

Income taxes                                        842,000         555,000
                                               ------------    ------------
Income before minority interest                   1,028,000         678,000

Minority interest                                   (11,000)         33,000
                                               ------------    ------------
Net income                                     $  1,039,000    $    645,000
                                               ============    ============

Primary and fully diluted net income
  per common share                             $       0.16    $       0.10
                                               ============    ============
Weighted average number of common shares and
  common stock equivalents outstanding            6,697,000       6,656,000
                                               ============    ============



     See accompanying notes to Condensed Consolidated Financial Statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (unaudited)
                for Three Months Ended October 31, 1996 and 1995

                                                    1996           1995
                                               ------------    ------------

Revenues                                       $ 12,809,000    $ 12,876,000

Cost of sales                                     9,889,000      10,227,000
                                               ------------    ------------
     Gross profit                                 2,920,000       2,649,000

Selling, general and administrative expense       2,019,000       1,713,000
                                               ------------    ------------
     Operating income                               901,000         936,000

Other income (expense):
   Interest expense, net                           (261,000)       (287,000)
   Other                                              2,000          12,000
                                               ------------    ------------
     Total other expense                           (259,000)       (275,000)
                                               ------------    ------------
Income before income taxes and minority
  interest                                          642,000         661,000

Income taxes                                        289,000         297,000
                                               ------------    ------------
Income before minority interest                     353,000         364,000

Minority interest                                    (2,000)         21,000
                                               ------------    ------------
Net income                                     $    355,000    $    343,000
                                               ============    ============

Primary and fully diluted net income per
  common share                                 $       0.05    $       0.05
                                               ============    ============
Weighted average number of common shares and
  common stock equivalents outstanding            6,710,000       6,661,000
                                               ============    ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (unaudited) for Nine Months Ending October 31, 1996 and 1995

                                                  1996             1995
                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ 1,039,000    $   645,000

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization               1,689,000      1,748,000
    Provision for losses on receivables           126,000         69,000
    Deferred income taxes                         464,000        283,000
    Gain on sale of assets                          1,000        (20,000)
    Net changes in assets and liabilities:
      Accounts receivable                      (1,345,000)    (3,075,000)
      Inventories                                (245,000)       (76,000)
      Prepaid expenses                           (421,000)      (432,000)
      Other assets                                (12,000)        78,000
      Accounts payable                           (282,000)     1,147,000
      Accrued expenses                            838,000        715,000
      Income taxes                                (65,000)      (171,000)
      Distributed earnings of affiliate           (51,000)             0
      Undistributed earnings of affiliate         (11,000)        33,000
                                              -----------    -----------
  Net cash provided by operating activities     1,725,000        944,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment      (2,371,000)    (1,094,000)
Investment in new subsidiary                     (253,000)             0
Proceeds on sale of fixed assets                    4,000         25,000
                                              -----------    -----------
  Net cash used for investing activities       (2,620,000)    (1,069,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                    2,375,000      1,085,000
Repayments of current and long-term debt       (1,619,000)    (1,324,000)
Stock issued in lieu of compensation                    0         19,000
Cash dividends paid                              (335,000)      (133,000)
Proceeds from stock options exercised              44,000         14,000
                                              -----------    -----------
  Net cash provided by (used for)
   financing activities                           465,000       (339,000)
                                              -----------    -----------
Net decrease in cash                             (430,000)      (464,000)
Beginning cash balance                          1,949,000      1,696,000
                                              -----------    -----------
ENDING CASH BALANCE                           $ 1,519,000    $ 1,232,000
                                              ===========    ===========

  See accompanying notes to Condensed Consolidated Financial Statements

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

2. The statements presented as of and for the nine-month and three-month periods ended October 31, 1996 and 1995 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Registrant expects to pay state and federal income taxes for the fiscal year ended January 31, 1997.

5. Net income per share for the nine-month and three-month periods ended October 31, 1996 and 1995 was computed by dividing net income by the weighted average number of common shares outstanding during the periods. Common stock equivalents were excluded because their effect was immaterial or antidilutive.

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

8. Cash paid for interest and taxes for the nine months ended October 31, 1996 was $ 846,000 and $ 582,000 respectively. Cash paid for interest and taxes for the nine months ended October 31, 1995 was $904,000 and $527,000 respectively.

9. On June 30, 1996, the Registrant declared a five cents per share ($0.05) special dividend payable on August 5, 1996 to shareholders of record on July 20, 1996.

10. Minority interest in the Registrant's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. in December 1995. Profits are allocated 65% to NQA-USA, Inc. and 35% to National Quality Assurance, Ltd.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the nine months ended October 31.

(TABULAR HEADER INFORMATION:  DOLLARS IN THOUSANDS)


RESULTS OF OPERATIONS

REVENUES
Nine months ended October 31      1996   %Change     1995
                               ============================
Technical services             $28,065      8.2%  $25,930

Environmental services           1,361    (41.5%)   2,328

Registration services            1,692      3.5%    1,635

Contract labor services          5,100     46.9%    3,471
                               -------            -------
   Total net revenue           $36,218      8.6%  $33,364
                               =======            =======


For the nine months ended October 31, 1996, consolidated revenues increased by $2,854,000 or 8.6% when compared to the same period in 1995. In 1996, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business. The Registrant's environmental services segment revenues decreased by $967,000 as a result of increased competition in this line of business. The contract labor segment revenues increased by $1,629,000, reflecting the effect of its expanding staff augmentation business and the success of its strategic alliances.

It is anticipated by the Registrant that revenues in the technical services segment will continue at their current levels through the end of fiscal 1997, while revenues in the environmental services segment are expected to remain the same or decline slightly through the end of fiscal 1997. It is further anticipated that revenues in the contract labor services segment will continue at current levels through the end of the fiscal year. In addition, revenues in the registration services segment should continue to increase at a moderate rate for the remainder of fiscal 1997.

GROSS PROFIT
Nine months ended October 31       1996     % Change       1995
                                ==================================
Technical services             $  6,893         16.8%  $  5,901
  % to segment revenue             24.6%                   22.8%

Environmental services             (215)    (1,533.3%)       15
  % to segment revenue            (15.8%)                   0.6%

Registration services               460        (13.0%)      529
   % to segment revenue            27.2%                   32.4%

Contract labor services           1,214         63.6%       742
  % to segment revenue             23.8%                   21.4%

Total                          $  8,352         16.2%  $  7,187
   % to total net revenue          23.1%                   21.5%


Gross profit as a percentage of net revenues increased in the nine months ended October 31, 1996 when compared to the same quarter in 1995. This increase was due primarily to higher gross margins on the traditional testing business in the Registrant's technical services segment as a result of increased operating efficiencies and higher prices and higher gross margins on staff augmentation business in the Registrant's contract labor services segment. The Registrant continues to pursue an aggressive cost containment program. Therefore, barring any unforeseen circumstances, gross profits are expected to continue at current levels for the remainder of fiscal 1997. The decrease in gross profit in the environmental services segment resulted from a deterioration of margins due to cost overruns on fixed price contracts.

SELLING, GENERAL & ADMINISTRATIVE

    Nine months ended October 31      1996     % Change     1995
                                    ===============================
    Technical services              $4,037        9.8%    $3,677
      % to segment revenue            14.4%                 14.2%

    Environmental services             166       17.7%       141
       % to segment revenue           12.2%                  6.1%

    Registration services              559       25.9%       444
       % to segment revenue           33.0%                 27.2%

    Contract labor services            881       18.3%       745
      % to segment revenue            17.3%                 21.5%

    Corporate                           89        7.2%        83

    Total S G & A                   $5,732       12.6%    $5,090
      % to total net revenue          15.8%                 15.3%

Selling, general and administrative expenses as a percentage of net revenues increased in the nine months ending October 31, 1996 compared to the same period in 1995, due to accruals for profit sharing and incentive compensation in 1996 which were not present in 1995. In addition, allowances for doubtful accounts in the environmental services segment increased and administration costs in the registration services segment increased resulting from the acquisition of a new subsidiary. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

INTEREST EXPENSE

Net interest expense decreased $111,000 in the nine months ended October 31, 1996 when compared to the same period in 1995. This decrease was principally due to lower term loan and line of credit balances for the majority of 1996 in addition to lower interest rates.

INCOME TAXES

The income tax provisional rate for the first six months of 1996 and 1995 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the nine months ending October 31, 1996 increased over the same period in 1995 due to the higher income before taxes in 1996. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

NET INCOME

The increase in net income in the nine months ended October 31, 1996 compared to the same period in 1995 was due to increased revenues and higher gross profit margins partially offset by higher selling, general and administration costs.

The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.


REVENUES
Quarter ended October 31      1996   % Change     1995
                           ==============================
Technical services         $ 9,759      2.1%   $ 9,561

Environmental services         501    (62.8%)    1,348

Registration services          653      5.8%       617

Contract labor services      1,896     40.4%     1,350
                           -------             --------
   Total net revenue       $12,809     (0.5%)  $12,876
                           =======             =======

For the three months ended October 31, 1996, consolidated revenues decreased by $67,000 or 0.5% when compared to the same period in 1995. In 1996, the technical services segment revenues increased as a result of increases in its traditional defense and aerospace related business. Revenues in the Registrant's environmental services segment decreased $847,000 as a result of increased competition in this line of business. Further, the revenues in the registration services segment increased by $36,000, primarily due to the addition of a new subsidiary in this segment. The contract labor segment revenues increased by $546,000, reflecting the effect of its expanding staff augmentation business and the success of its strategic alliances.

It is anticipated by the Registrant that revenues in the technical services segment will continue at their current levels through the end of fiscal 1997. In addition, revenues in the registration services segment should return to a moderate rate of increase for the remainder of fiscal 1997, while revenues in the environmental services segment may continue to decline. It is further anticipated that revenues in the contract labor services segment will continue at current levels through the end of the fiscal year.


GROSS PROFIT
Quarter ended October 31       1996      % Change      1995
                             =================================

Technical services         $  2,515        13.3%    $  2,219
  % to segment revenue         25.8%                    23.2%

Environmental services         (126)        4.5%        (132)
  % to segment revenue        (25.1%)                   (9.8%)

Registration services            66       (60.0%)        165
   % to segment revenue        10.1%                    26.7%

Contract labor services         465        17.1%         397
  % to segment revenue         24.5%                    29.4%

Total                      $  2,920        10.2%    $  2,649
  % to total net revenue       22.8%                    20.6%


Gross profit as a percentage of net revenues increased in the quarter ended October 31, 1996 when compared to the same quarter in 1995. This increase was due primarily to higher gross profit on the traditional testing business in the Registrant's technical services segment offset slightly by lower margins in the Registrant's other segments. Gross profits in the Registrant's registration services segment decreased by $99,000 due to an increase in the cost of obtaining the certificates required for ISO 9000 registration. In addition, the $68,000 increase in gross profits in the Registrant's contract labor segment was due mainly to higher margins on its staff augmentation business. The Registrant continues to pursue an aggressive cost containment program. Therefore, barring any unforeseen circumstances, gross profits are expected to continue at current levels for the remainder of fiscal 1997.

SELLING, GENERAL & ADMINISTRATIVE

  Quarter ended October 31           1996    % Change     1995
                                   ==============================

  Technical services                $1,278      8.4%    $1,179
    % to segment revenue              13.1%               12.3%

  Environmental services               137    218.6%        43
     % to segment revenue             27.3%                3.2%

  Registration services                251     23.0%       204
     % to segment revenue             38.4%               33.1%

  Contract labor services              324     26.1%       257
    % to segment revenue              17.1%               19.0%

  Corporate                             29     (3.3%)       30

  Total S G & A                     $2,019     17.9%    $1,713
    % to total net revenue            15.8%               13.3%


Selling, general and administrative expenses as a percentage of net revenues increased in the three months ending October 31, 1996 compared to the same period in 1995 due to accruals for profit sharing and incentive compensation in 1996 which were not present in 1995, together with increases in allowances for doubtful accounts in the environmental services segment and higher administration costs in the registration services segment resulting from the acquisition of a new subsidiary. The Registrant continues to look for ways to reduce costs but remain effective in these areas.

INTEREST EXPENSE

Net interest expense decreased $47,000 in the quarter ending October 31, 1996 when compared to the same period in 1995. This decrease was principally due to lower term loan and line of credit balances for the majority of the quarter in 1996 in addition to lower interest rates.

INCOME TAXES

The income tax provisional rate for the third quarters of 1996 and 1995 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the quarter ending October 31, 1996 was higher than the same period in 1995 due to the increase in income before taxes and minority interest. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

NET INCOME

The increase in net income in the quarter ending October 31, 1996 compared to the same period in 1995 was due to increased revenues and higher gross profit margins, partially offset by increased selling, general and administrative costs.

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

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended October 31, 1996, cash provided by operations increased by $781,000 when compared to the same period in 1995. Major items contributing to this increase were an increase in net income along with significant increases in accrued expenses, partially offset by increases in accounts receivable and inventory balances.

Net cash used in investing activities in the nine-month period ended October 31, 1996 increased $1,551,000 when compared to the same period in 1995 due to increased purchases of capital equipment and the purchase of a new subsidiary in the Registrant's registration services segment. The Registrant anticipates that its capital spending in fiscal 1997 for equipment will continue at its current rate for the remainder of the year. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

In the nine-month period ended October 31, 1996, net cash provided by financing activities consisted of increases in the bank term loans and lines of credit of $2,375,000 and proceeds from the exercise of stock options of $44,000, partially offset by debt reduction on short term and long term debt of $1,619,000. In April 1996, the Registrant's revolving lines of credit were extended to August 1997 and increased from an aggregate availability of $5,000,000 to $6,000,000. In October 1996, the Registrant's revolving lines of credit were further extended to August 1998. The Registrant also has a term loan agreement with Bank of America NT & SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,000 through August 31, 1998 and an additional $1,000,000 loan with Sanwa Bank California entered into in January 1995 with payments of $16,667 through January 31, 2000.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. The Registrant's future working capital will be provided from operations, supplemented by its bank credit lines. The Registrant's bank revolving lines of credit, which currently aggregate $6,000,000 for short-term liquidity needs had $500,000 available at October 31, 1996.

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

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibit 27 - Financial Data Schedule

        (b) During the quarter ended October 31, 1996 the registrant did not file a current report on Form 8-K.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date: December 3, 1996        By: /s/ Lloyd Blonder
      ----------------           ---------------------------------
                                   Lloyd Blonder
                                   Senior Vice President
                                   Chief Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.         Description                                  Page No.
--------------------------------------------------------------------------------

     27             Financial Data Schedule                         17