Form 10-K
period 1997-01-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1997-04-30
CIK 110536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended January 31, 1997

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required) For the transition period from ----------- to --------------- COMMISSION FILE NUMBER 0-16438


                        NATIONAL TECHNICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                95-4134955
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)
   24007 VENTURA BOULEVARD, SUITE 200                       91302
               CALABASAS, CA                              (Zip Code)
(Address of principal executive offices)


                                 (818) 591-0776
                         (Registrant's telephone number)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                                      Name of each exchange
      Title of each class                              on which registered
      -------------------                             ----------------------
Common Stock - Par Value $.01 Per Share                        NASDAQ


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES [ X ]    NO [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 17, 1997 was approximately $12,156,000.

The number of shares of Registrant's Common Stock outstanding on April 17, 1997 was 6,746,442.

Portions of the Proxy Statement of Registrant dated January 31, 1997 are incorporated in Part III of this report.

Total number of pages included in this document 102.

                        NATIONAL TECHNICAL SYSTEMS, INC.
                            ANNUAL REPORT (FORM 10-K)
                         FOR YEAR ENDED JANUARY 31, 1997

                               TABLE OF CONTENTS

                                                                      Page
                                                                      ----
                                     PART I

ITEM 1.  Business.                                                      4
ITEM 2.  Properties                                                     8
ITEM 3.  Legal Proceedings.                                             9
ITEM 4.  Submission of Matters to a Vote of Security Holders.           9

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.                                          10
ITEM 6.  Selected Financial Data.                                      11
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                          12
ITEM 8.  Financial Statement and Supplemental Data.                    17
ITEM 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.                          17

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.           18
ITEM 11. Executive Compensation.                                       18
ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management.                                               18
ITEM 13. Certain Relationships and Related Transactions.               18

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.                                                  19

                        NATIONAL TECHNICAL SYSTEMS, INC.
                            ANNUAL REPORT (FORM 10-K)
                         FOR YEAR ENDED JANUARY 31, 1997

                                     PART I

ITEM 1.   BUSINESS

          A.   GENERAL

          National Technical Systems, Inc. (Registrant) is a diversified services company which operates in three segments: Technical Services (engineering and testing), Technical Staffing and Quality Registration Services. The business of the Registrant is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. Overall supervision, coordination and financial control are maintained by the executive staff from the Registrant's corporate headquarters.

          B.   HISTORY

          The Registrant was incorporated in April 1987 to serve as a holding company for its subsidiaries, including National Technical Systems, a California corporation, who's name was changed on January 31, 1997 to NTS Technical Systems, a California corporation ("NTS California"), its principal operating company. NTS Technical Systems doing business as National Technical Systems ("NTS California") was incorporated in 1968. On November 16, 1987, the Registrant consummated a reorganization whereby it issued one share of common stock in National Technical Systems, Inc., a Delaware corporation ("NTS, Inc."), to the shareholders of NTS California in exchange for each share of the common stock of NTS California held by such shareholders. On January 31, 1997 ("NTS, Inc.") was merged into a newly formed California corporation named National Technical Systems, Inc ("NTS, Inc.- CA"). Also, in June 1996 the Registrant acquired a subsidiary of Raytheon Service Company engaged in ISO 9000 registration. The Registrant changed the name of this subsidiary to National Technical Systems Certification Services, a Delaware Corporation ("NTS-CS").
At the same time the Registrant combined its previous PECS-QA operations with ("NTS-CS").

          Unless indicated otherwise, the term "Registrant" includes NTS, Inc. - CA and its wholly owned subsidiaries, NTS California, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, NTS Products, a California corporation, Wise and Associates, Inc., a Texas corporation, National Technical Services, Inc., (formerly S&W Technical Services) a Florida corporation, National Quality Assurance - USA, Inc. (NQA), a 50% owned Massachusetts corporation and National Technical Systems Certification Systems ("NTS - CS") a Delaware corporation.

          Traditionally, the Registrant's primary businesses have been comprised of technical services and engineering disciplines provided domestically to a wide range of industries (aerospace, defense, nuclear, automotive and computer, among others) including analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, qualification of equipment for nuclear power plants, engineering design, computer based structural dynamics and finite element analysis.

          The Registrant also performs technical staffing and consulting through Wise and Associates, Inc. and its operating subsidiary, NTS Technical Services, Inc., which provides upper level Information Technology/Information Systems (IT/IS) and engineering personnel on a project, temporary or permanent basis throughout the United States. In fiscal 1994, the Registrant started its quality registration company, NQA-USA, as a 100% owned subsidiary with an agreement with NQA-UK that for the first two years of operation NQA-USA would be responsible for 100% of the profits and losses of the company. In December 1994, 50% of the stock of NQA-USA was issued to NQA-UK. The distribution of profits and losses is 65% to the Registrant and 35% to NQA-UK. NQA-USA is a third party registrar for ISO 9000 certification. Its primary offices are in Boxborough, Massachusetts.

          During fiscal 1995, the Registrant started its Environmental Services Group which was operated out of Fullerton, California. In January 1997, the Registrant, after considering the highly competitive and unreliable nature of the business and the inability to operate at profitable levels, elected to discontinue and abandon its Environmental Services segment (see
Note 2 to the Consolidated Financial Statements attached hereto as Exhibits A
(i) and A (ii)). All information presented herein has been restated to exclude the effects of the Environmental Services segment.

          C.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          See Note 9 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii).

          D.   DESCRIPTION OF BUSINESS

               (i) TECHNICAL SERVICES. The Technical Services group provides highly qualified scientific and technical personnel and test facilities in the performance of analysis, engineering, mechanical and electronic testing to ascertain performance and reliability under induced environmental stress conditions, including vibration, extremes of temperature, acceleration, altitude, shock, acoustic noise and flight dynamics and provides other related engineering services, including accelerated aging analysis, and equipment qualification for the nuclear power market. Components tested include items used in motor vehicles, missile programs, communications products, satellites, medical equipment, the space shuttle, aircraft and nuclear safety equipment (but excluding radioactive material). The Technical Services group provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The Technical Services group markets these services through a sales force located throughout the United States and performs these services at its eleven facilities or at the clients' facility.

          The Registrant is engaged in supplying services to U.S. government defense programs in its Technical Services segment. These contracts are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiation, and intense competition for the available defense business.

               (ii) TECHNICAL STAFFING. The Technical Staffing group locates, recruits, and hires a wide variety of upper level technical and professional personnel - engineers, drafters, designers, programmers and project managers - and assigns them to clients either individually as staff augmentation or as members or managers of a project team. This group also performs specialized services for industry such as safety training programs and drafting projects, Internet development services, payroll administration for small temporary agencies and permanent placement on a fee basis. The Technical Staffing group offers a variety of pricing options, including time and material, fixed price, contingency and retained search. This group currently provides personnel and services to large Fortune 500 companies and other regional entities from a network of regional offices. Personnel are currently located in over 12 states. NTS Technical Services, Inc. is also a Lotus Business Partner and authorized Lotus Notes provider.

               (iii) REGISTRATION SERVICES. The NTS Registration Services group is a third party registrar whose business is to evaluate a supplier's quality systems for conformity to ISO 9000 international quality standards. The evaluations include an examination of a company's quality policy, quality system documentation and quality records. Part of the evaluation is a thorough on-site assessment to determine whether each required quality system element is defined, documented, deployed and consistently implemented, and the required documentation and records are current and available. If the customer's quality system is verified to conform to the requirements of the applicable standard, the Registrant then issues a certificate to the customer describing the scope of the suppliers quality systems which have been certified. The customer is then allowed to display the registrar's mark on advertising, stationery, etc., as evidence that they have achieved ISO 9000 registration.

               (iv) COMPETITION. Potential customers for services offered by the Registrant's Technical Services segment represent a variety of divergent industries with the majority of business concentrated in the aerospace/defense, automotive, commercial electronics, and nuclear industries. Competition in this segment comes from many different areas including government and non-profit testing facilities, major government contractor testing facilities (e.g., Boeing, Lockheed Martin, McDonnell Douglas and Northrop-Grumman), customer in-house testing facilities, and other independent commercial testing companies. As the competition in this segment is fragmented and there is a lack of available data on testing performed by government facilities, contractors and in-house testing facilities, the Registrant is unable to determine its competitive position in this market. The Registrant competes in this segment primarily on the basis of its high technology testing capabilities, high quality support personnel and price.

          Potential customers for services offered by the Registrant's Technical Staffing segment are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. The estimated aggregate annual revenues of the four largest publicly held competitors in this segment (Manpower, Inc., ADECCO, S.A., Inc., Olsten Corporation, and Kelly Services, Inc.) is approximately $20.8 billion while the Registrant estimates the total market to be in excess of $200 billion. The Registrant competes in this segment primarily on the basis of its niche position and of price and high quality service. In addition, the Registrant has established a strategic alliance with another Technical Staffing company in order to more effectively compete in the marketplace.

          The Registrant's Technical Staffing segment is dependent upon two customers for a material portion of its segment revenue. None of the Registrant's other business segments are dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment.

          At this time, the Registrant believes the competitive conditions surrounding the Registration Services segment are immaterial to the overall operations of the Company.

               (v) BACKLOG. The Registrant's backlog at January 31, 1997 and 1996 is as follows:

                                    1997              1996
                                    ----              ----
Technical Services                $19,195,000       $20,124,000
Technical Staffing                  4,003,000         2,008,000
Registration Services               1,840,000         1,710,000
                                    ---------        ----------
Total Backlog                     $25,038,000       $23,842,000
                                  ===========       ===========

Registrant estimates that approximately 85% of the backlog at January 31, 1997 will be completed by January 31, 1998.

               (vi)  GENERAL.

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

                    (d) EMPLOYEES. The Registrant employed 449 individuals at January 31, 1997 and 420 in 1996 as follows:

                                          At January 31,
                                          --------------
                                         1997        1996
                                         ----        ----
      Technical Services                 281          272
      Technical Staffing                 134          124
      Registration Services               23           12
      Corporate Administration            11           12
                                        ----         ----
                                         449          420
                                        ====         ====

Approximately 100 of the Registrant's Technical Services employees occupy management and professional positions, and approximately 75 of the Technical Staffing employees have degrees in engineering and other fields. None of the employees of the Registrant is represented by a union. The Registrant considers its relationship with its employees to be good.

ITEM  2.  PROPERTIES.

          A. OPERATIONS. The Registrant owns/leases and operates the following properties:
                             OWNED PROPERTIES         BUILDINGS        LAND
          STATE                    CITY                (SQ.FT.)       (ACRES)
-----------------------------------------------------------------------------
California                 Fullerton                     36,000           3
                           Saugus                        60,000         160
Massachusetts              Acton                         30,000           5
                           Boxborough                    25,000           4
Virginia                   Hartwood                      66,000          87
                                                         ------         ---
TOTAL OWNED PROPERTIES                                  217,000         259
                                                        =======         ===

                             LEASED PROPERTIES        BUILDINGS        LAND
          STATE                    CITY                (SQ.FT.)       (ACRES)
-----------------------------------------------------------------------------
Arkansas                   Camden                        22,400         216
California                 Calabasas                      4,500         n/a
                           Fullerton                     20,200         n/a
                           Los Angeles                   16,000           2
                           Valencia                     142,000          50
Louisiana                  Zachary                        1,500         n/a
Michigan                   Detroit                       45,400         n/a
Texas                      San Antonio                    2,200         n/a
Arizona                    Tempe                         17,100         n/a
                                                         ------       -----
TOTAL LEASED PROPERTIES                                 271,300         268
                                                        =======       =====
                                  Page 8 of 102

          B. The Registrant believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Registrant does not anticipate problems in securing such additional space.

          C.   INVESTMENT PROPERTIES.

          The Registrant owns four acres of unimproved real property in Escondido, California which is currently for sale. In addition, the Registrant owns, for investment purposes, a condominium located in Palm Desert, California. The facility is rented to the public and, on occasion, used by employees of the Registrant.

ITEM  3.  LEGAL PROCEEDINGS.

          The Registrant is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Registrant's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Registrant.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          A.   PRINCIPAL MARKET

          The Registrant's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "NTSC". The range of high and low quotations as reported by the NASDAQ Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 1997 and 1996 is presented below:


                                         1997               1996
                                         ----               ----
                                   HIGH      LOW         HIGH     LOW
                                   ----      ---         ----     ---
First Quarter                     3-1/4      1-5/8       2-5/8    1-5/8
Second Quarter                    4          2-3/8       2-1/8    1-5/16
Third Quarter                     3-9/16     2-7/16      2-3/8    1-5/8
Fourth Quarter                    2-15/16    2-1/16      2-7/8    1-7/8


          B.   HOLDERS OF COMMON STOCK.

          As of the close of business on April 17, 1997, there were 723 holders of record of Registrant's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Registrant's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

          C.   DIVIDENDS.

          On June 30, 1996, the Registrant declared a five cents per share special dividend payable on August 5, 1996 to shareholders of record on July 20, 1996.

          The Registrant is permitted to pay cash dividends under the terms of its loan agreements up to 40% of the net income without the prior written consent of its banks.

ITEM 6.     SELECTED FINANCIAL DATA.  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Year Ended January 31,                   1997       1996        1995        1994        1993
INCOME STATEMENT DATA:                   ----       ----        ----        ----        ----
Net revenues                          $ 47,069   $ 41,457     $ 37,380     $ 43,020   $ 41,220
Gross profit                            12,144      9,650        9,019        8,995      8,296
Interest expense                         1,021      1,157        1,032          956      1,070
Income from continuing
  operations before income
  taxes and minority interest            3,590      2,192        1,276       1,159         671
Income taxes                             1,561        972          574         523         301
                                      --------   --------     --------     -------    --------
Income from continuing
  operations before
  minority interest                      2,029      1,220          702         636         370
Minority interest                           10        (55)        -           -           -
  Income (loss) from
  discontinued operations,
  net of income taxes                     (684)       (246)       (137)         98        -
                                      ---------   ---------   ---------    -------     -------
Net income                            $  1,355    $    919    $    565     $   734         370
                                      =========   =========   =========    ========    =======
Primary income (loss) per
common share:*
     From continuing operations       $   0.30     $   0.17   $   0.11     $  0.10     $  0.06
     From discontinued operations        (0.10)       (0.04)     (0.02)       0.02         -
                                      ---------    ---------  ---------    -------      ------
Total                                 $   0.20     $   0.14*  $   0.09     $  0.12     $  0.06
                                      =========    =========  =========    ========    =======
Weighted average number of
  common shares and common
  stock equivalents outstanding       $  6,702     $ 6,660    $  6,622     $ 6,295     $ 6,113
                                      =========    =========  =========    =========   =======
Cash dividends paid per
  common share                        $   0.05     $  0.02    $   0.02     $  0.03     $   -
                                       =======     =========  =========    =========   =======
BALANCE SHEET DATA:
Working capital(1)                    $    9,700   $ 8,752    $ 7,932      $ 5,346     $ 3,349
Total assets                              35,296    33,503     33,088       31,573      28,561
Long-term debt, excluding
  current installments                     9,183     9,090     10,045        7,616       6,488
Stockholders' equity                      16,735    15,651     14,831       14,353      13,103

(1) Working capital for the year ended January 31, 1995 increased from January 31, 1994 due to the reclassification of the line of credit from short term to long term borrowings.

 * Per share date may not always add up to total for the year because each figure is independently calculated.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based upon National Technical System, Inc.'s fiscal year ending January 31.

            RESULTS OF OPERATIONS

NET REVENUES
(Dollars in thousands)

                          1997      % CHG       1996     % CHG      1995
                          ----      -----       ----     -----      ----

TECHNICAL SERVICES      $ 37,597    10.5%    $ 34,029     8.9%    $ 31,259
TECHNICAL STAFFING         7,135    34.4%       5,310    13.7%       4,670
REGISTRATION SERVICES      2,337    10.3%       2,118    46.0%       1,451
                        --------    -----    --------    -----    --------
    TOTAL               $ 47,069    13.5%    $ 41,457    10.9%    $ 37,380


          For the year ended January 31, 1997, consolidated net revenues increased $5,612,000 or 13.5% when compared with fiscal 1996. Revenues in the Technical Services segment increased $3,568,000 due to increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors as well as an increase in outsourcing of testing and engineering services.

          Revenues in the Technical Staffing segment increased $1,825,000 due to increases in its expanding staff augmentation business and the continuing success of its strategic alliances with a major technical staffing company. The Registrant considers this to be a continuing growth industry.

          Revenues in the Registrant's Registration Services segment increased $219,000 as a result of continuing marketing efforts in this segment and an increase in demand by U.S. companies for ISO 9000 certification.

          It is anticipated by the Registrant that revenues in the Technical Services and Technical Staffing segments will continue to increase through fiscal 1998. The Registrant also anticipates that revenues in the Registration Services segment will continue to grow moderately through 1998.

          For the year ended January 31, 1996, consolidated net revenues increased $4,077,000 or 10.9% when compared with fiscal 1995. Revenues in the Technical Services segment increased $2,770,000 due to increases in its traditional aerospace and defense testing business offset partially by a decline in the nuclear power testing and dedication business. Revenues in the Technical Staffing segment increased $640,000 due to increases in its expanding staff augmentation business and the success of its strategic alliances with a major technical staffing company. Revenues in the Registrant's Registration Services segment increased $667,000 as a result of continuing marketing efforts in this segment, and an increase in demand by U.S. companies for ISO 9000 certification.

GROSS PROFIT
(Dollars in thousands)

                              1997   % CHG      1996     % CHG      1995
                              ----   -----      ----     -----      ----

TECHNICAL SERVICES         $ 9,502    21.2%   $ 7,840     7.0%    $ 7,326
  % TO SEGMENT REVENUE        25.3%              23.0%               23.4%
TECHNICAL STAFFING         $ 1,798    67.6%   $ 1,073    (1.5%)   $ 1,089
  % TO SEGMENT REVENUE        25.2%              20.2%               23.3%
REGISTRATION SERVICES      $   844    14.5%   $   737    22.0%    $   604
  % TO SEGMENT REVENUE        36.1%              34.8%               41.6%
                           --------   -----   --------   -----    --------
TOTAL                      $12,144    25.8%   $ 9,650     7.0%    $ 9,019
  % TO NET REVENUE            25.8%              23.3%               24.1%


          Total gross profits increased by $2,494,000 as a result of increased revenues in 1997 compared to 1996. Gross profit as a percentage of net revenues in fiscal 1997 also increased when compared to fiscal 1996. This increase was due primarily to the success of the Registrant in obtaining more profitable fixed price contracts in its Technical Services segment and Technical Staffing segment and the success of its continued cost containment programs in these segments.

          Total gross profits increased by $631,000 as a result of increased revenues in 1996 compared to 1995. Gross profit as a percentage of net revenues in fiscal 1996 decreased when compared to fiscal 1995. This decline was due primarily to lower margins in all segments due to increased costs and reduced efficiencies due to rapid volume increases.

SELLING, GENERAL AND ADMINISTRATIVE
(Dollars in thousands)

                              1997    % CHG      1996     % CHG       1995
                             -----    -----     -----     -----       ----

TECHNICAL SERVICES         $  5,468    21.1%   $ 4,516    (11.1%)   $ 5,078
  % TO SEGMENT REVENUE        14.5%               13.3%                16.2%
TECHNICAL STAFFING         $  1,260    12.3%   $ 1,122      1.6%    $ 1,104
  % TO SEGMENT REVENUE        17.7%               21.1%                23.6%
REGISTRATION SERVICES      $   717     23.6%   $   580     48.7%    $   390
  % TO SEGMENT REVENUES       30.7%               27.4%                26.9%
CORPORATE                  $   131     15.9%   $   113     14.1%    $    99
                           --------    -----   --------    -----    --------
TOTAL                      $ 7,576     19.7%   $ 6,331     (0.5%)   $ 6,671
  % TO NET REVENUE            16.1%               15.3%               17.8%

          Selling, general and administrative expenses for the year ended January 31, 1997 increased as a percentage of net revenues when compared to 1996. This increase was due primarily to the Registrant's increased incentive compensation to its sales representatives and managers as well as increased marketing costs in its Technical Services segment and increased costs of administering the on-going activities in the Registration Services segment. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

          Selling, general and administrative expenses for the year ended January 31, 1996 decreased as a percentage of net revenues when compared to 1995. This decrease was due primarily to the Registrant's on-going cost containment program in its established Technical Services segment and due to the increase in net revenues. These decreases were partially offset by increases in the newer Registration Services segment due mainly to the cost of pursuing business in this competitive market.

          INTEREST EXPENSE

          Interest expense decreased $136,000 in fiscal 1997 when compared to 1996. This decrease was principally due to lower weighted average debt balances along with slightly lower interest rates.

          Interest expense increased $125,000 in fiscal 1996 compared to fiscal 1995 due primarily to higher interest rates.

          INCOME TAXES

          The income tax rate for 1997, 1996 and 1995 reflects a rate in excess of the U.S. Federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's fiscal 1997 income tax provision was $589,000 more than fiscal 1996 because of an increase in income from continuing operations before income taxes.

          The fiscal 1996 income tax provision was $398,000 more than fiscal 1995 because of the increase in income from continuing operations before income taxes. See Note 4 to the Consolidated Financial Statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

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

          DISCONTINUED OPERATIONS

          The loss from discontinued operations represents the operating results of the Registrant's Environmental Services segment prior to its discontinuance and estimated future shutdown expenses.

          NET INCOME

          The increase in net income for the year ended January 31, 1997 compared to fiscal 1996 was due primarily to increased revenues and higher gross profit margins partially offset by slightly higher selling, general and administrative expenses.

          The increase in net income for the year ended January 31, 1996 compared to fiscal 1995 was due to increased revenues partially offset by slightly lower gross profit margins.

          BUSINESS ENVIRONMENT

          During the course of fiscal 1997, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, seems to have stabilized and, in some areas show signs of strengthening. Various major prime government contractors have won significant development contracts which increases the market for the Registrant's Technical Services segment. During the period of uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry's merger activities and ultimate downsizing. In addition, increased activity in commercial satellite and launch vehicles has increased demand for component and systems testing. The Registrant continues to pursue ISO registration business through its Registration Services segment as demand for these services continues to increase as more companies must compete for business in the global market place. Also, as the demand for nuclear staff augmentation has decreased, the Registrant has aggressively pursued additional staff augmentation business in the growing "hi-tech" industries (computer and software) through its Technical Staffing segment. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

          LIQUIDITY AND CAPITAL RESOURCES

          In the year ended January 31, 1997, cash provided by operations decreased by $1,190,000 when compared to 1996. A primary factor contributing to this was an increase in accounts receivable, as well as increases in prepaid expenses and decreases in accrued expenses. The increase in accounts receivable was due primarily to increases in the Technical Staffing segment accounts receivable of approximately $677,000, as well as an increase of $1,201,000 in the accounts receivable of Technical Services segment offset by decreases in other segments of the Registrant's business. In the Technical Staffing segment, the Registrant provides payroll funding for some of its customers for which a fee is earned. The fee revenue is accrued upon payroll funding, however, the payroll funds advanced at the end of the year are also recorded as accounts receivable until paid by the customer. At January 31, 1997, accounts receivable for this segment included $1,054,000 in such funding advances. The increase in use of cash was partially offset by noncash expenses (depreciation and amortization). Due to the expanding growth in sales and requirements for non-long term financed capital expenditures, the Registrant is currently negotiating with its banks to reclassify approximately $2,500,000 of its revolving line of credit to a five year term loan. The Registrant believes that the banks will agree to this change in the Registrant's loan agreements. In April 1997 the Registrant replaced a $1,500,000 equipment line of credit, which expired in August 1996, with a $2,000,000 equipment line of credit. In fiscal 1996, cash provided by operations increased by $288,000 over 1995, reflecting an increase net revenues as well as non-cash expenses (depreciation and accrued expenses) partially offset by an increase in accounts receivable due to increases in payroll funding receivables in the Technical Staffing segment and other mitigating factors.

          Net cash used in investing activities in the year ended January 31, 1997 increased $1,147,000 as compared to 1996 due to increased capital requirements to continue the Company's business expansion and the acquisition of a new subsidiary in the Registrant's Registration Services segment. Net cash used in investing activities in the year ended January 31, 1996 decreased $1,268,000 as compared to 1995 due to reduced capital requirements.

          Net cash provided by financing activities in the year ended January 31, 1997 consisted principally of proceeds from bank loans and stock options exercised, partially offset by cash dividends paid and repayments of current and long-term debt. Long-term debt increased $224,000 in fiscal 1997 from 1996. This increase was principally due to new borrowings in excess of regularly scheduled payments on long-term debt. Maturities of long-term debt consist of regularly scheduled payments on the Registrant's term loans to its banks and notes payable. Of the $6,735,000 shown in the maturities of long term debt (see footnote 3(c) of the Consolidated Financial Statements) due in fiscal 1999, $5,400,000 is the outstanding balance of the Registrant's revolving lines of credit which were extended to August 1998 during October 1996. All other maturities of long-term debt will be paid with cash generated from operations. The Registrant also has a term loan agreement with Bank of America NT&SA and Sanwa Bank California for an aggregate amount of $5,000,000 payable in monthly installments of $83,333 through August 31, 1998, and an additional $1,000,000 loan with Sanwa Bank entered into in January 1995, with monthly payments of $16,667 through January 31, 2000.

          In 1996, long-term debt decreased $1,268,000 from 1995. This decrease was principally due to regularly scheduled payments on long-term debt in excess of new borrowings. Net cash provided by financing activities consisted of proceeds from bank loans and stock options exercised, partially reduced by cash dividends and repayments of current and long-term debt.

          Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations, plus the reclassification of approximately $2,500,000 of its revolving line of credit to a five year term loan and the new equipment line of credit as described above. The Registrant's current bank revolving lines of credit, which aggregate $6,000,000 for short-term liquidity needs, had $600,000 available at January 31, 1997.

          ENVIRONMENTAL MATTERS

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

          FORWARD-LOOKING INFORMATION

          Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involve risk and uncertainties inherent in the Registrant's business. Actual outcomes are dependent upon the Registrant's successful performance of internal plans, customer changes in short range and long range plans, competition in the Registrant's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

          The Registrant's consolidated financial statements together with the reports thereon by independent auditors, are attached hereto as Exhibits A (i) and A (ii).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 1997 are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The section entitled "Remuneration of Directors and Officers" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 1997 are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The section entitled "Transaction with Management and Other" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 1997 are incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          A.   CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES.

               (i) Consolidated Financial Statements and notes thereto as of January 31, 1997 and 1996 and for each of the years in the three year period ended January 31, 1997.

              (ii)   Consolidated Financial Statement Schedule.

                     II    Valuation and Qualifying Accounts and Reserves

          B.   REPORTS ON FORM 8-K.

                There were no reports on Form 8-K filed for the fourth quarter ended January 31, 1997.

          C.   EXHIBITS.

               2 Agreement and plan of merger of National Technical Systems, Inc., a Delaware corporation into National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation).

               3(i) Articles of incorporation of National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation).

               3(ii) Bylaws of National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation).

               10(a)1 Amendment No. Five dated October 29, 1996 to National Technical Systems Credit Agreement between Bank of America NT&SA and Sanwa Bank California dated September 1, 1993.

               10(b)1 Amendment No. Four dated April 26, 1996 to National Technical Systems Credit Agreement between Bank of America NT&SA and Sanwa Bank California dated September 1, 1993. Filed as exhibit 10(a)1 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1996 and is incorporated herein by reference.

               10(c)1 Amendment No. One dated July 6, 1994 to National Technical Systems Credit Agreement between Bank of American NT&SA and Sanwa Bank California dated September 1, 1993 (filed as exhibit 10(b)1 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1995, and is incorporated herein by reference thereto).

               10(d)1 National Technical Systems Credit Agreement between Bank of America NT&SA and Sanwa Bank California dated September 1, 1993 (filed as exhibit 10.1 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1994, and is incorporated herein by reference thereto).

               10(a)2 First Amendment dated May 27, 1994 to National Technical Systems Equipment Financing Agreement between Bank of America NT&SA dated November 19, 1993 (filed as exhibit 10(a)2 to the Company's annual report on form 10-K for the fiscal year ended January 31, 1995, and is incorporated herein by reference thereto).

               10(b)2 National Technical Systems Equipment Financing Agreement between Bank of America NT&SA dated November 19, 1993 (filed as exhibit 10.2 to the Company's annual report on form 10-K for the fiscal year ended January 31. 1994, and is incorporated herein by reference thereto).

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

               21       Subsidiaries of the Registrant.

               27       Financial Data Schedule

               23.1     Consent of Ernst & Young LLP, Independent Auditors.

               99.1 Undertakings incorporated by reference into Form S-8 Registration Statement No. 33-48211.

               99.2 Undertakings incorporated by reference into Form S-8 Registration Statement No. 2-83778.

               99.3 Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-04905.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 30, 1997                      NATIONAL TECHNICAL SYSTEMS, INC.


                                    By    /s/ Jack Lin
                                      -------------------------------------
                                              Jack Lin, President
                                       (Principal Executive Officer)


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 1997.


/s/ Jack Lin                                /s/ Aloysius Casey
---------------------------------------     -----------------------------------
    Jack Lin, President                         Aloysius Casey, Chairman
   (Principal Executive Officer                 of the Board
    & Director)


/s/ Arthur Edelstein                        /s/ Ralph Clements
---------------------------------------     -----------------------------------
    Arthur Edelstein, Director                  Ralph F. Clements, Director
    and Executive Vice President


/s/ Lloyd Blonder                           /s/ Harry Derbyshire
---------------------------------------     -----------------------------------
    Lloyd Blonder, Senior Vice President        Harry Derbysire, Director
    and Treasurer (Principal Financial
    and Accounting Officer)


/s/ William Traw                            /s/ Robert Lin
---------------------------------------     -----------------------------------
    William Traw, Senior Vice President         Robert Lin, Director
    and Director


/s/ Richard Short                           /s/ William McGinnis
---------------------------------------     -----------------------------------
Richard Short, Senior Vice President        William McGinnis, Vice President
and Director                                and Director

                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Auditors

Financial Statements:

      Consolidated Balance Sheets - January 31, 1997 and 1996

      Consolidated Statements of Income - Years ended January 31, 1997, 1996 and 1995

      Consolidated Statements of Stockholders' Equity - Years ended January 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows - Years ended January 31, 1997, 1996 and 1995

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
National Technical Systems, Inc.

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 1997 and 1996 and the consolidated results of its operation and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/ Ernst & Young LLP
                                   ------------------------------------



Woodland Hills, California
April 14, 1997

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1997 AND 1996



                           ASSETS                  1997           1996
                           ------                  ----           ----
CURRENT ASSETS:
  Cash                                          $ 1,204,000   $ 1,949,000
  Accounts receivable, less allowance
    for doubtful accounts of $703,000
    in 1997 and $595,000 in 1996                 12,292,000    10,453,000
  Income taxes receivable                             -            33,000
  Inventories                                     2,271,000     2,220,000
  Deferred tax assets                               440,000       435,000
  Prepaid expenses                                  813,000       687,000
                                                -----------    ----------
            Total current assets                 17,020,000    15,777,000
Property, plant and equipment
   Land                                           1,306,000     1,267,000
   Buildings                                      7,780,000     7,491,000
   Machinery and equipment                       31,722,000    29,781,000
   Leasehold improvements                         3,601,000     3,416,000
                                                -----------   -----------
                                                 44,409,000    41,955,000
   Less: accumulated depreciation                27,309,000    25,398,000
                                                 ----------    ----------
     Net property, plant and equipment           17,100,000    16,557,000
Property held for sale
                                                    544,000       544,000
Intangible assets, net                              438,000       286,000
Other assets                                        194,000       339,000
                                                -----------   -----------
      TOTAL ASSETS                              $35,296,000   $33,503,000
                                                ===========   ===========

                  NTS TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 1997 and 1996
                                  (CONTINUED)


                                                   1997           1996
                                                   ----           ----

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                $ 3,395,000     $ 3,197,000
  Accrued expenses                                  2,007,000       2,081,000
  Income taxes payable                                 40,000          -
  Current installments of long-term debt            1,878,000       1,747,000
                                                    ---------       ---------
      Total current liabilities                     7,320,000       7,025,000
Long-term debt, excluding current
   installments                                     9,183,000       9,090,000
Deferred tax liabilities                            2,057,000       1,662,000
Minority interest                                       1,000          75,000
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value.
  Authorized, 20,000,000 shares; issued
  and outstanding 6,736,000 in 1997 and
  6,674,000 in 1996                                    67,000          67,000
  Additional paid-in capital                       10,577,000      10,513,000
  Retained earnings                                 6,091,000       5,071,000
                                                   ----------      ----------
    Total stockholders' equity                     16,735,000      15,651,000
                                                   ----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $35,296,000     $33,503,000
                                                   ==========      ==========
See accompanying notes.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

                                    1997            1996             1995
                                    ----            ----             ----
Net revenues                    $ 47,069,000    $ 41,457,000     $ 37,380,000
Cost of sales                     34,925,000      31,807,000       28,361,000
                                -------------   -------------    -------------
Gross profit                      12,144,000       9,650,000        9,019,000
Selling, general and
 administrative expense            7,576,000       6,331,000        6,671,000
                                --------------  -------------    -------------

Operating income                   4,568,000       3,319,000        2,348,000
Other income (expense):
  Interest expense                (1,021,000)     (1,157,000)      (1,032,000)
  Other                               43,000          30,000         ( 40,000)
                                -------------   -------------    -------------
                                    (978,000)     (1,127,000)      (1,072,000)

Income from continuing
  operations before income
  taxes and minority interest      3,590,000       2,192,000        1,276,000
Income taxes                       1,561,000         972,000          574,000
                                -------------    -----------     -------------
Income from continuing
  operations before
  minority interest                2,029,000       1,220,000          702,000
Minority interest                     10,000         (55,000)            -
                                -------------    ------------     ------------
Income from continuing
  operations                       2,039,000       1,165,000          702,000
Loss from discontinued
  operations, net of
  income tax                        (684,000)       (246,000)        (137,000)
                                -------------    ------------     ------------
  Net income                    $  1,355,000     $   919,000      $   565,000
                                =============    ============     ============
Primary and fully diluted net
  income (loss) per share:
  Continuing operations         $       0.30     $      0.17      $      0.11
  Discontinued operations              (0.10)          (0.04)           (0.02)
                                -------------    ------------     ------------
Total                           $       0.20     $      0.14      $      0.09
                                =============    ============     ============
Weighted average number of
  common shares and common
  stock equivalents outstanding    6,702,000       6,660,000        6,622,000
                                 ============      ==========      ===========
See accompanying notes.


                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                   Years ended January 31, 1997, 1996 and 1995


                                              COMMON STOCK
                                              ------------
                                          NUMBER                  ADDITIONAL                       TOTAL
                                            OF                     PAID-IN       RETAINED        STOCKHOLDERS'
                                          SHARES        AMOUNT       CAPITAL      EARNINGS          EQUITY
                                         -------        ------     ----------     --------       --------------

Balance at January 31, 1994             6,587,000     $ 66,000     $ 10,435,000   $ 3,852,000     $ 14,353,000
Net income                                   -            -              -            565,000          565,000
Common stock exchanges for stock
  options exercised                       (14,000)      (1,000)         (41,000)         -             (42,000)
Stock options exercised                    76,000        1,000           86,000          -              87,000
Cash dividends                               -             -               -         (132,000)        (132,000)
                                        ---------     ---------    -------------  ------------    -------------
Balance at January 31, 1995             6,649,000       66,000       10,480,000     4,285,000       14,831,000
Net income                                   -             -              -           919,000          919,000
Stock issued in lieu of wages              12,000        1,000           18,000          -              19,000
Stock options exercised                    13,000          -             15,000          -              15,000
Cash dividends                                -            -              -          (133,000)        (133,000)
                                        ---------     ---------    -------------  ------------    -------------
Balance at January 31, 1996             6,674,000       67,000       10,513,000     5,071,000       15,651,000
Net income                                    -            -              -         1,355,000        1,355,000
Stock options exercised                    62,000          -             64,000          -              64,000
Cash dividends                                -            -              -          (335,000)        (335,000)
                                        ---------     ---------    -------------  ------------    -------------
Balance at January 31, 1997             6,736,000     $ 67,000     $ 10,577,000   $ 6,091,000     $ 16,735,000
                                        =========     ========     =============  ============    ============

See accompanying notes.

                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years Ended January 31, 1997, 1996 and 1995


                                           1997          1996         1995
CASH FLOWS FROM OPERATING ACTIVTIES:       ----            ----        ----
  Net income from continuing
   operations                           $ 2,039,000  $ 1,165,000  $   702,000
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:                             2,328,000    2,401,000
  Depreciation and amortization           2,204,000
  Stock issued in lieu of compensation         -          19,000          -
  Provisions for losses on receivables      108,000       18,000      156,000
  (Gain) loss on disposal of fixed
    assets                                    2,000      (20,000)       7,000
  Deferred income taxes                     390,000       206,000     128,000
  Changes in assets and liabilities:
    Accounts receivable                  (1,947,000)     (771,000)   (309,000)
    Inventories                             (51,000)     (138,000)   (258,000)
    Prepaid expenses                       (126,000)       70,000    (185,000)
    Other assets                            145,000        94,000      (1,000)
    Deferred revenues                       (45,000)         -             -
    Accounts payable                        198,000       331,000      23,000
    Income taxes                             73,000      (217,000)    213,000
    Distributed earnings of affiliate       (51,000)          -            -
    Undistributed earnings of affiliate     (23,000)       55,000          -
    Accrued expenses                        (74,000)      454,000     320,000
                                        ------------  ------------ -----------
Net cash provided by continuing
  operations                              2,842,000     3,594,000   3,197,000
  Loss from discontinued operations        (684,000)     (246,000)   (137,000)
                                        ------------- ------------ -----------
Net cash provided by operating
  activities                              2,158,000     3,348,000   3,060,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment                        (2,650,000)   (1,735,000) (2,979,000)
  Investment in new business               (208,000)        -             -
  Proceeds from sales of fixed assets         2,000        26,000       2,000
                                        ------------  ------------ -----------
  Net cash used for investing
   activities                            (2,856,000)   (1,709,000) (2,977,000)

                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years Ended January 31, 1997, 1996 and 1995
                                  (CONTINUED)


                                           1997          1996         1995
                                           ----            ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and
    long-term debt                      $ 2,673,000  $ 1,235,000  $ 2,327,000
  Minority interest in
    consolidated subsidiary                   -              -         20,000
  Proceeds from stock options
    exercised                                64,000       15,000       45,000
  Cash dividends paid                      (335,000)    (133,000)    (132,000)
  Repayments of current and
    long-term debt                       (2,449,000)  (2,503,000)  (2,066,000)
                                        ------------  ----------- -----------
  Net cash provided by (used for)
   financing activities                     (47,000)  (1,386,000)     194,000
                                        ------------- -----------  -----------
Net increase (decrease) in cash            (745,000)     253,000      277,000
BEGINNING CASH BALANCE                    1,949,000    1,696,000    1,419,000
                                        ------------ ------------ ------------
ENDING CASH BALANCE                     $ 1,204,000  $ 1,949,000  $ 1,696,000
                                        ============ ============ =============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash payments during the year for:
      Interest                          $ 1,053,000  $ 1,196,000   $ 1,067,000
      Income taxes                          646,000      605,000       116,000
Cash received during the year for:
      Income taxes                           43,000          -           -
Non-cash items:
      Deferred revenue in connection
      with acquisition of business      $    45,000  $       -     $     -

                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         January 31, 1997, 1996 and 1995

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


      Principles of Consolidation
      ---------------------------
      The consolidated financial statements include the accounts of National Technical Systems, Inc. (the "Company") and its subsidiaries. In addition, the Company has consolidated NQA-USA, a 50% owned subsidiary for which the distribution of profits and losses is 65% to the Company, and 35% to the other shareholder. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1996 and 1995 amounts have been reclassified to conform with 1997 presentation.

      Risks and Uncertainties
      -----------------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to the recognition of revenue under long-term contracts, valuation of contract claims, the valuation of certain real estate held for sale and estimates for future shutdown expenses related to discontinued operations. Actual results could differ from those estimates.

      Revenue Recognition
      -------------------
      Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides a variety of services to the nuclear power industry where the Company supplies Nuclear Regulatory Commission (NRC) approved spare parts. In addition, the Company provides technical staffing, qualification of safety related systems and components, and ISO 9000 certification services.

      Revenue from testing contracts, the Company's primary source of revenue, is recorded upon completion of the contracts, which are generally short-term, or identifiable contractual tasks. Revenue from contracts which are cost-based are recorded as effort is expended. The Company measures progress on long-term contracts on the basis of efforts-expended (hours charged). Billings in excess of amounts earned are deferred. The Company has entered into fixed-price contracts. Accounting for these contracts involves considerable cost and revenue estimation. Such estimates are reviewed periodically over the life of the contracts and any changes in projected cost and revenue are appropriately reflected in income. Any anticipated losses on contracts are charged to income when identified. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

      Intangible Assets
      -----------------
      Intangible assets consist primarily of the excess of cost over net assets acquired and a covenant not to compete and are amortized over 5 to 20 years using the straight-line method. Accumulated amortization was $2,364,000 as of January 31, 1997 and $2,251,000 as of January 31, 1996.
      In accordance with Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which the Company adopted in the fourth quarter of fiscal 1996, long-lived and certain identifiable intangible assets held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed on undiscounted net cash flows of the entities acquired over the remaining amortization period. Based on the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets, inclusive of goodwill and covenants, existed at January 31, 1997.

      Earnings Per Share
      ------------------
      Primary income per common share is computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. The effect of stock options on the fully diluted calculations was either immaterial or antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earning per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

(2)   BUSINESS DISPOSITION

      In January 1997, the Company, after considering the highly competitive and unreliable nature of the business and the inability to operate at profitable levels, elected to discontinue and abandon its Environmental Services segment. As of January 31, 1997 the Environmental Services segment had contract claims totaling $449,000, of which the Company had recorded $200,000 included in inventory. The Company also has net accounts receivable of $1,124,000 relative to completed contracts. Management of the Company, on the advice of legal counsel, believes the amounts recorded will be fully realized.

      Results of operations related to the discontinued operations are as follows:
                                     1997            1996             1995
Net Revenues                  $    1,683,000   $  2,981,000      $  537,000
                                ------------     -------------     ---------
Loss from discontinued operations:
Environmental Services            (1,093,000)      (448,000)       (249,000)
operating losses and other expenses (116,000)          -               -
Estimated future shutdown expenses   525,000        202,000         112,000
                                     --------       --------       --------
Tax benefit from discontinued  $    (684,000)   $  (246,000)     $ (137,000)
operations                          =========       ========       =========

(3)   DEBT

       Long-term debt consists of the following:
                                                        1997           1996
                                                    ---------------------------
Term loans payable to banks (b)                     $ 2,183,000    $ 3,383,000
Notes payable (interest rates of 8.5% to 11.0%),
collateralized
  by land and buildings, with a net book              2,006,000      1,947,000
           value of $2,306, payable in
           monthly installments of $25,000
           through 2014
Secured notes payable (c)                             1,472,000      1,507,000
Revolving lines of credit (a)                         5,400,000      4,000,000
                                                    -----------    -----------
Subtotal                                             11,061,000     10,837,000
Less current installments                             1,878,000      1,747,000
                                                    -----------    -----------
Total                                              $  9,183,000   $  9,090,000
                                                    ===========    ===========

(a) The Company has lines of credit with Bank of America NT&SA and Sanwa Bank California which provides an aggregate availability of $6,000,000. In October 1996, the Registrant renegotiated its revolving lines of credit extending them to August 1, 1998. The outstanding balance at January 31, 1997 and 1996 is $5,400,000 and $4,000,000, respectively, and is reflected in the accompanying consolidated balance sheets as long-term. The interest rate is at the banks' prime rate (8.25% at January 31, 1997) plus 0.5%. The Company is required to maintain an average net collected compensating balance equal to 5% of the average daily outstanding principal borrowed on these lines. A commitment fee of approximately 0.5% is charged on the daily average balance of the unused portion of these credit lines ($600,000 at January 31, 1997). Any balance deficiencies and the commitment fees are payable on a quarterly basis.
      In April 1997 the Company replaced a $1,500,000 equipment line of credit with CIT Group Equipment Financing, which expired August 1996, with a $2,000,000 equipment purchase line of credit with Sanwa Bank California, which expires January 1998.

(b) Term loans payable to Bank of America NT&SA and Sanwa Bank California have monthly principal payments of an aggregate of $83,333, and are due through 1999. The interest rate is fixed at 7.37%. The Company paid a one time facility fee of 1% of the $5,000,000 commitment upon closing in December 1993. The Company has an additional $1,000,000 loan with Sanwa Bank California with monthly principal payments of $16,667 that are due through January 2000 at an interest rate of 0.75% over the bank's Prime Rate. The Company paid a one-time facility fee of 0.75% of the $1,000,000 commitment upon closing in January 1995.

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

(c) Notes payable (interest rates of 8.75% to 10.25%) to Bank of America NT&SA and Merchants & Planters Bank are collateralized by equipment with a net book value of $1,706,000 at January 31, 1997, payable in monthly and quarterly installments which vary through 1999.

      The weighted average interest rate on the Company's long-term debt is approximately 8.85%.

      Maturities of long-term debt for five years subsequent to January 31, 1997 are as follows:


                  1998                    $ 1,878,000
                  1999                      6,735,000
                  2000                        516,000
                  2001                        195,000
                  2002                        824,000
                  Thereafter                  913,000
                                          -----------
                                          $11,061,000

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

      The carrying amounts and estimated fair values of the Company's financial instruments are:


                                1997         1997        1996         1996
                              Carrying    Estimated    Carrying    Estimated
                               amount     fair value    amount     fair value
                             -----------  ----------- -----------  -----------
Term loans payable to banks  $ 2,183,000  $ 2,370,000 $ 3,383,000  $ 3,572,000
Notes payable                  2,006,000    1,722,000   1,947,000    1,740,000
Secured notes payable          1,472,000    1,207,000   1,507,000    1,519,000
Revolving lines of credit      5,400,000    5,400,000   4,000,000    4,000,000

(4)    INCOME TAXES

      The provision for income tax expense from continuing operations consists of:


Current:                                1997           1996            1995
                                     ---------       ---------      ---------
     Federal                         $ 625,000       $ 388,000      $ 289,000
     State                             282,000         323,000        126,000
                                       -------         -------        -------
                                       907,000         711,000        415,000
Deferred:
     Federal                           638,000         341,000        171,000
     State                             16,000         (80,000)       (12,000)
                                      --------       ---------      ---------
                                       654,000         261,000        159,000
                                       -------         -------        -------
Income tax expense                  $1,561,000      $  972,000       $574,000
                                     =========        ========        =======

      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

                                          1997            1996          1995
                                       ---------      ---------     ---------

Income from continuing operations
before income taxes                   $3,590,000     $2,192,000   $1,276,000
                                       =========      =========    =========
Federal income tax computed at        $1,221,000       $746,000     $433,000
statutory rate
Amortization of goodwill                  15,000         15,000       15,000
State income taxes, net of federal       197,000        152,000       84,000
benefits
Other                                    128,000         59,000       42,000
                                       ---------     ----------   ----------

Income tax expense                   $ 1,561,000     $  972,000   $  574,000
                                     ===========     ==========   ==========

      Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:


                                    1997       1997         1996       1996
                                 --------   -----------  ---------  -----------

DEFERRED TAX ASSET:              CURRENT    NON-CURRENT  CURRENT    NON-CURRENT
                                 --------   -----------  ---------  -----------

Bad debt reserve             $    190,000  $     -      $ 234,000 $      -
Vacation accrual                  138,000        -        130,000        -
AMT credit                            -        120,000      -          523,000
State taxes                        60,000       33,000     34,000        -
Other                              52,000        -         37,000        -
                                 --------   ----------- ---------  -----------
Total deferred tax asset          440,000      153,000    435,000      523,000
Valuation allowance                  -           -          -            -
DEFERRED TAX LIABILITY:
Tax over book depreciation          -      (2,210,000)      -       (2,185,000)
                                 --------   ----------- ---------  -----------
NET DEFERRED TAX ASSET
(LIABILITY)                    $ 440,000  $(2,057,000)  $ 435,000  $(1,662,000)
                                ========   ===========  =========  ===========

(5)   STOCK OPTIONS AND PENSION PLANS

      The Company has a 1981 employee incentive stock option plan and a 1988 and 1994 stock option plans. The 1981 and 1988 plans have expired and no new options may be granted thereunder. Under the 1994 plan officers, key employees and non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock.

      Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to Common Stock and capital in excess of par value. Additional information with respect to the option plans as of January 31, are as follows:

                                    1997                     1996
                                    ----                     ----

                                          WEIGHTED                 WEIGHTED
                                          AVERAGE                  AVERAGE
                                          EXERCISE                 EXERCISE
                             SHARES        PRICE      SHARES       PRICE
                            --------    ----------   --------     ---------
Beginning Balance            490,838       $ 1.95     532,866      $ 1.89
Grants                       239,000         2.91      29,500        2.00
Exercises                    (61,511)        1.22    (12,489)        1.20
Canceled or expired          (24,782)        1.83    (59,039)        1.61
                             -------         ----    --------        ----
Ending balance               643,545       $ 2.38     490,838       $1.95
                             =======         ====     =======        ====
Reserve for future
grants at year end           195,777                  424,687
Exercisable                  307,762       $ 2.09     285,916       $1.76
                             =======        =====     ========       ====

      The range of exercise prices for options outstanding at January 31, 1997 was $1.00 to $2.87. The range of exercise prices for options is wide due primarily to the increasing price of the Company's stock over the period of the grants.

      The following tables summarize information about options outstanding at January 31, 1997:

                              Weighted Avg.  Weighted                Weighted
Range of         Outstanding  Remaining      Avg.                    Avg.
exercise         at January   contract       Exercise   Number       Exercise
prices           31, 1997     life in yrs.   Price      Exercisable  Price
--------------   -----------  ------------   --------   -----------  ---------
$1.00 to $2.00    141,232      1.2            $1.31     123,606      $1.28
$2.01 to $3.00    470,693      8.2            $2.65     123,969      $2.51
$3.01 to $4.00     31,620      4.7            $3.16        -            -


      These options will expire if not exercised at specific dates ranging from March 1997 to September 2006. Prices for options exercised during the two-year period ended January 1997 ranged from $1.00 to $2.50.

      The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25 no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 1997 and 1996 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           1997          1996
                                           ----          ----
           Expected life (in years)         5             5
           Risk-free interest rate        6.14%         5.23%
           Expected volatility             78%           78%
           Expected dividend yield         86%           64%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1997 and 1996 was $2.07 and $1.24 per share, respectively. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS
      No. 123, the impact on the Company's net income and earnings per share would not have been material.

      The Company has an employee stock ownership plan covering all employees. Contributions by the Company are at the discretion of the Board of Directors. The Company did not make contributions in 1997, 1996 or 1995.

      The Company offers a 401(k) profit sharing plan. The purpose of the plan is to provide retirement benefits to all employees of the Company. The Company's employees can contribute up to 10% of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. All employer contributions are allocated in the ratio that a participant's compensation bears to total plan compensation. In 1997, the Board of Directors of the Company approved a contribution to the 401(k) profit sharing plan of $100,000 as compared to $50,000 approved in 1996. The Company did not make a contribution in 1995.

(6)   COMMITMENTS

      The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates to fiscal year 2003. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $786,000 in 1997, $602,000 in 1996, and $498,000 in 1995. Rental
      income was $41,000 in 1996, $82,000 in 1995, and there was no rental income in 1997.

      At January 31, 1997, minimum rental payment obligations under operating leases were as follows:


              1998                 $  598,000
              1999                    432,000
              2000                    258,000
              2001                    197,000
              2002                    115,000
              Thereafter              109,000
                                    ---------
                                   $1,709,000

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

(7)   ACCRUED EXPENSES

      A summary of accrued expenses at January 31 is as follows:

                                                     1997            1996
                                                 -----------     -----------
      Compensation and employee benefits         $ 1,177,000     $ 1,807,000
      Other                                          830,000         274,000
                                                   ---------       ---------
                                                 $ 2,007,000     $ 2,081,000
                                                   =========       =========

8)    CONTINGENCIES

      The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(9)   SEGMENT OF BUSINESS INFORMATION

      Technical Services involve technical support and technical support personnel to assist clients in a broad range of industries in the solving of technical problems via analysis and testing of materials, components, subsystems and systems.

      Technical Staffing locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them temporarily to clients either individually for staff augmentation, or as members of a project team. The Company assumes the normal responsibilities of an employer.

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

      Direct and indirect revenues of Technical Services from federal agencies were approximately $23,024,000 in 1997, $17,883,000 in 1996 and
      $16,317,000 in 1995, consist principally of sales under subcontracts to customers with government contracts. Two major customers represented $1,758,000 and $1,060,000 of the 1997 Technical Staffing net revenues. One major customer represented $2,021,000 of the 1996 net revenues, and two major customers represented $1,922,000 and $1,930,000 of the 1995 Technical Staffing net revenues.

      NTS performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

      JANUARY 31, 1997
      ----------------

                              TECHNICAL   TECHNICAL  REGISTRATION  DISCONTINUED
                              SERVICES    STAFFING   SERVICES      OPERATIONS    CORPORATE       TOTAL
                            ------------ ----------- ------------  ------------  ----------   -----------
Net revenues                $37,597,000  $7,135,000  $ 2,337,000   $    -        $   -       $ 47,069,000
                            ===========  ==========  ===========   ============  ==========   ===========
Gross profit                  9,502,000   1,798,000      844,000        -            -         12,144,000
Selling, general and
  administration expense      5,468,000   1,260,000      717,000        -           131,000     7,576,000
                            ------------  ---------  -----------   ------------  -----------   -----------
Operating income (loss)       4,034,000     538,000      127,000        -          (131,000)     4,568,000
Other income (expense):
  Interest expense, net        (955,000)        -         28,000        -           (94,000)    (1,021,000)
  Other                          41,000       1,000         -           -             1,000         43,000
                            ------------  ---------  -----------  ------------   -----------  ------------
                               (914,000)      1,000       28,000        -           (93,000)      (978,000)
                            ------------  ---------  -----------  ------------   ----------- -------------
Income (loss) from
  continuing operations
  before income taxes       $ 3,120,000  $  539,000  $   155,000  $     -        $ (224,000)  $  3,590,000
                            ===========   =========  ===========  ============   ===========  ============
Identifiable assets         $25,653,000  $3,542,000  $   879,000  $  1,336,000   $3,886,000   $ 35,296,000
                            ===========   =========  ===========  ============   ===========  ============

Capital expenditures        $ 2,262,000  $   58,000  $    74,000  $      1,000   $  255,000   $  2,650,000
                            ===========   =========  ===========  ============   ===========  ============
Depreciation and
amortization                $ 1,971,000  $  150,000  $    19,000  $      5,000   $   59,000   $  2,204,000
                            ===========   =========  ===========  ============   ===========  ============

      JANUARY 31, 1996
      ----------------

                              TECHNICAL   TECHNICAL     REGISTRATION   DISCONTINUED
                              SERVICES    STAFFING        SERVICES      OPERATIONS     CORPORATE          TOTAL
                            --------------------------------------------------------------------------------------


Net revenues                $ 34,029,000  $  5,310,000  $  2,118,000   $     -         $     -         $ 41,457,000
                            ============  ============  ============   ============    ============    ============
Gross profit                   7,840,000     1,073,000       737,000         -               -            9,650,000

Selling, general and
administrative expense         4,516,000     1,122,000       580,000         -             113,000        6,331,000
                            ------------  ------------  ------------   ------------    ------------    ------------
Operating income (loss)        3,324,000       (49,000)      157,000         -            (113,000)       3,319,000

Other income (expense):
  Interest expense, net         (900,000)     (161,000)         -            -             (96,000)      (1,157,000)
  Other                           84,000       (49,000)       (6,000)        -               1,000           30,000
                            ------------  ------------  -------------  ------------    -------------   ------------
                                (816,000)     (210,000)       (6,000)        -             (95,000)      (1,127,000)
                            ------------  ------------  -------------  ------------    -------------   ------------
Income (loss) from
continuing operations
  before income taxes       $  2,508,000  $   (259,000) $    151,000   $     -         $  (208,000)    $  2,192,000
                            ============  ============= ============   =============   ============    ============
Identifiable assets         $ 25,786,000  $  2,627,000  $  1,066,000   $  1,641,000    $ 2,383,000     $ 33,503,000
                            ============  ============= ============   =============   ============    ============
Capital expenditures        $  1,566,000  $     -       $     37,000   $     10,000    $   122,000     $  1,735,000
                            ============  ============= ============   =============   ============    ============
Depreciation and
amortization                $  1,975,000  $    286,000  $      7,000   $      4,000    $    56,000     $  2,328,000
                            ============  ============= ============   =============   ============    ============

      JANUARY 31, 1995
      ----------------

                              TECHNICAL   TECHNICAL     REGISTRATION   DISCONTINUED
                              SERVICES    STAFFING        SERVICES      OPERATIONS     CORPORATE          TOTAL
                            --------------------------------------------------------------------------------------
Net revenues                $ 31,259,000  $  4,670,000  $  1,451,000   $     -         $     -         $ 37,380,000
                            ============  ============  ============   ============    ============    ============
Gross profit                   7,326,000     1,089,000       604,000         -               -            9,019,000

Selling, general and
administrative expense         5,078,000     1,104,000       390,000         -              99,000        6,671,000
                            ------------  ------------  ------------   ------------    ------------    ------------
Operating income (loss)        2,248,000       (15,000)      214,000         -             (99,000)       2,348,000

Other income (expense):
  Interest expense, net         (817,000)      (74,000)         -            -            (141,000)      (1,032,000)
  Other                           21,000       (61,000)         -            -               -              (40,000)
                            ------------  ------------  -------------  ------------    -------------   ------------
                                (796,000)     (135,000)         -            -            (141,000)      (1,072,000)
                            ------------  ------------  -------------  ------------    -------------   ------------
Income (loss) from
continuing operations
  before income taxes       $  1,452,000  $   (150,000) $    214,000   $     -         $  (240,000)    $  1,276,000
                            ============  ============= ============   =============   ============    ============
Identifiable assets         $ 27,952,000  $  2,208,000  $    546,000   $    551,000    $ 1,831,000     $ 33,088,000
                            ============  ============= ============   =============   ============    ============
Capital expenditures        $  2,743,000  $      6,000  $      8,000   $      9,000    $   213,000     $  2,979,000
                            ============  ============= ============   =============   ============    ============
Depreciation and
amortization                $  2,029,000  $    301,000  $      3,000   $      1,000    $    67,000     $  2,401,000
                            ============  ============= ============   =============   ============    ============

(10)  QUARTERLY FINANCIAL DATA (UNAUDITED)
      ------------------------------------

      THREE MONTHS ENDED
      ------------------
1997                                         APRIL 30            JULY 31            OCTOBER 31        JANUARY 31
----------------------------------------------------------------------------------------------------------------
Net revenues                             $ 11,149,000      $  11,400,000          $ 12,308,000        12,212,000

Gross profit                                2,720,000          2,801,000             3,046,000         3,577,000

Income from continuing operations             353,000            395,000               500,000           791,000

Loss from discontinued operations             (15,000)           (49,000)             (145,000)         (475,000)

Net income                                    338,000            346,000               355,000           316,000

Earnings per share from continuing
operations
                                                 0.05               0.06                  0.07              0.12
Earnings per share from discontinued
operations                                       0.00              (0.01)                (0.02)            (0.07)

Net income per share*                    $       0.05       $       0.05                $ 0.05              0.05

Weighted average number of common
shares outstanding                          6,676,000          6,704,000             6,710,000         6,719,000
                                          ===========        ===========           ===========        ==========


      THREE MONTHS ENDED
      ------------------
1996                                         APRIL 30            JULY 31            OCTOBER 31        JANUARY 31
----------------------------------------------------------------------------------------------------------------

Net revenues                            $   9,247,000         10,261,000           11,528,000         10,421,000

Gross profit                                1,987,000          2,404,000            2,781,000          2,478,000

Income (loss) from continuing operations
                                               (5,000)           280,000              441,000            449,000
Income (loss) from discontinued
operations                                     19,000              8,000              (98,000)          (175,000)

Net income                                     14,000            288,000              343,000            274,000

Earnings per share from continuing
operations
                                                 0.00               0.04                 0.07               0.07
Earnings per share from discontinued
operations                                       0.00               0.00                (0.01)             (0.03)

Net income per share*                   $        0.00             $ 0.04                 0.05               0.04

Weighted average number of common
shares outstanding                          6,651,000          6,652,000            6,661,000          6,674,000
                                          ===========        ===========          ===========         ==========

* Per share data may not always add to the total for the year because each figure is independently calculated.

                                   SCHEDULE II


                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                   Years ended January 31, 1997, 1996 and 1995






      COLUMN A               COLUMN B             COLUMN C                 COLUMN D                 COLUMN E
      --------               --------             --------                 --------                 --------
    Description       Balance at beginning    Additions - charged     Deductions - describe      Balance at end
                           of period         to costs and expenses             (a)                  of period
---------------------------------------------------------------------------------------------------------------

Allowance for doubtful
accounts receivable:
      1997                 $ 595,000                $ 349,000            $ (241,000)                $ 703,000
                           =========                =========            ============               =========
      1996                 $ 577,000                $ 319,000            $ (301,000)                $ 595,000
                           =========                =========            ============               =========
      1995                 $ 417,000                $ 156,000            $    4,000                 $ 577,000
                           =========                =========            ============               =========

(a)  Write-off of uncollectible accounts receivable, net of recoveries.


                               INDEX TO EXHIBITS


                                                                 Sequentially
                                                                   Numbered
Exhibit No.                          Description                     Page
-------------------------------------------------------------------------------

Exhibit 2            Agreement and plan of merger of National          50
                     Technical Systems, Inc., a California
                     corporation (formerly NTS Merger corporation)

Exhibit 3(i)         Articles of incorporation of National
                     Technical Systems, Inc., a California
                     corporation (formerly NTS Merger corporation)     56

Exhibit 3(ii)        Bylaws Of National Technical Systems, Inc.,       58
                     a California corporation (formerly NTS Merger
                     Corporation

Exhibit 10(a)1       Amendment No. Five dated October 29, 1996 to      88
                     National Technical Systems Credit Agreement between Bank of America NT&SA and Sanwa Bank
                     California dated September 1, 1993

Exhibit 21           Subsidiaries of the Registrant                    91

Exhibit 23.1         Consent of Ernst & Young LLP,
                     Independent Auditors                              92

Exhibit 99.1         Undertakings incorporated by reference into       93
                     Form S-8 Registration Statement No. 33-48211

Exhibit 99.2         Undertakings incorporated by reference into       96
                     Form 2-83778

Exhibit 99.3         Undertakings incorporated by reference into       99
                     Form S-8 Registration Statement No. 333-04905

Exhibit 27           Financial Data Schedule                           102

                                                                 EXHIBIT 2


                          AGREEMENT AND PLAN OF MERGER


            THIS AGREEMENT AND PLAN OF MERGER (the "Merger Agreement"), is entered into as of January 28, 1996, between NATIONAL TECHNICAL SYSTEMS, INC., a Delaware corporation ("NTS Delaware"), and NTS MERGER CORPORATION, a California corporation ("NTS California"). NTS Delaware and NTS California are sometimes referred to herein as the "Constituent Corporations."

            The authorized capital stock of NTS Delaware consists of 7,500,000 shares of Common Stock, par value, $.01 per share. The authorized capital stock of NTS California consists of 7,500,000 shares of Common Stock, without par value.

            The directors of the Constituent Corporations deem it advisable and to the advantage of these corporations that NTS Delaware merge with and into NTS California upon the terms and conditions contained herein.

            It is intended that the merger described in this Merger Agreement shall constitute a tax free reorganization within the meaning of section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

            NOW, THEREFORE, the parties hereby adopt the plan of merger encompassed by this Merger Agreement and hereby agree that NTS Delaware shall merge into NTS California as herein provided.


                                 SECTION 1.

                            TERMS AND CONDITIONS

            1.1 Merger. Subject to compliance with all applicable laws and to the terms and conditions of this Merger Agreement, NTS Delaware shall be merged with and into NTS California, and NTS California shall be the surviving corporation (the "Surviving Corporation"), effective as of the date when this Merger Agreement is filed with the Secretary of State of the State of California (the "Effective Date").

            1.2 Succession. On the Effective Date, NTS California shall succeed to all of the rights, privileges, powers and property, including, without limitation, all rights, privileges, franchises, patents, trademarks, licenses, registrations and other assets of every kind and description, of NTS Delaware. All corporate acts, plans, policies, agreements, arrangements, approvals and authorizations of NTS Delaware, its stockholders, Board of Directors, officers and agents which were valid and effective immediately prior to the


                                                     ENDORSED FILED
                                        in the office of the Secretary of State
                                               of the State of California
                                                       JAN 31 1997
                                               BILL JONES, Secretary of State

Effective Date shall be taken for all purposes as the acts, plans, policies, agreements, arrangements, approvals and authorizations of NTS California and shall be as effective and binding thereon as the same were with respect to NTS Delaware.

            1.3 Stock of NTS Delaware and NTS California. Upon the Effective Date, by virtue of the merger and without any further action on the part of the Constituent Corporations or their shareholders, each share of Common Stock of NTS Delaware issued and outstanding immediately prior to the Effective Date shall be changed and converted into and become one fully paid and nonassessable share of the Common Stock of NTS California. There will be no shares of capital stock of NTS California issued and outstanding immediately prior to the Effective Date.

            1.4 Stock Certificates. On and after the Effective Date, all of the outstanding certificates that prior to that time represented shares of the Common Stock of NTS Delaware shall be deemed for all purposes to evidence ownership of and to represent the shares of NTS California into which the shares of NTS Delaware represented by such certificates have been converted as herein provided and shall be so registered on the books and records of NTS California or its transfer agents. The registered owner of any such outstanding stock certificate shall, until such certificate shall have been surrendered for transfer or conversion or otherwise accounted for to NTS California or its transfer agent, have and be entitled to exercise any voting and other rights with respect to and to receive any dividend and other distributions upon the shares of NTS California evidenced by such outstanding certificate as provided above.


                                 SECTION 2.

                  CHARTER DOCUMENTS, DIRECTORS AND OFFICERS

            2.1 Certificate of Incorporation and Bylaws. The Articles of Incorporation and Bylaws of NTS California as in effect immediately prior to the Effective Date shall remain the Articles of Incorporation and Bylaws of the Surviving Corporation after the Effective Date, except that Article I shall be amended to read as follows:

            "The name of this corporation is National Technical
            Systems, Inc."

            2.2 Directors and Officers. The directors and officers of NTS California immediately prior to the Effective Date shall remain the directors and officers of the Surviving Corporation after the Effective Date until such time as successors are duly elected in accordance with the Bylaws of the Surviving Corporation and any applicable laws.

                                 SECTION 3.

                                MISCELLANEOUS

            3.1 Further Assurances. From time to time, as and when required by NTS California or by its successors and assigns, there shall be executed and delivered on behalf of NTS Delaware such deeds and other instruments, and there shall be taken or caused to be taken by it all such further and other action, as shall be appropriate and necessary in order to vest, perfect or confirm, of record or otherwise, in NTS California the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of NTS Delaware and otherwise to carry out the purposes of this Merger Agreement, and the officers and directors of NTS California are fully authorized in the name and on behalf of NTS Delaware or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.

            3.2 Amendment. At any time before the Effective Date, this Merger Agreement may be amended in any manner as may be determined in the judgment of the respective Boards of Directors of NTS California and NTS Delaware to be necessary, desirable or expedient in order to clarify the intention of the parties hereto or to effect or facilitate the purpose and intent of this Merger Agreement, except that any material changes shall be approved by the shareholders.

            3.3 Abandonment. At any time before the Effective Date, this Merger Agreement may be terminated and the merger may be abandoned by the Board of Directors of either NTS Delaware or NTS California, notwithstanding the approval of this Merger Agreement by the stockholders of NTS Delaware, or the consummation of the merger may be deferred for a reasonable period if, in either case, in the opinion of the Board of Directors of either NTS Delaware or NTS California, such action would be in the best interests of such corporation, including, without limitation, the failure by the Constituent Corporations to obtain (i) any and all consents or approvals from any governmental agency having jurisdiction and other third parties that are required for the lawful consummation of the merger and (ii) the approval by the requisite vote of the stockholders of NTS Delaware in accordance with Delaware law.

            3.4 Governing Law. This Merger Agreement shall be governed by and construed in accordance with the internal laws of the State of California.

            IN WITNESS WHEREOF, this Merger Agreement, having first been duly approved by the Boards of Directors of NTS Delaware and NTS California, is hereby executed on behalf of each said corporation and attested by their respective officers thereunto duly authorized.

                              NATIONAL TECHNICAL SYSTEMS, INC.,
                              a Delaware corporation



                              By    /s/ Jack Lin
                                  ---------------------------------
                                    Jack Lin
                                    President




                              By    /s/ Harold Lipchik
                                  ---------------------------------
                                    Harold Lipchik
                                    Secretary



                              NTS MERGER CORPORATION,
                              a California corporation



                              By    /s/ Jack Lin
                                  ---------------------------------
                                    Jack Lin
                                    President




                              By    /s/ Harold Lipchik
                                  ---------------------------------
                                    Harold Lipchik
                                    Secretary

                            OFFICERS' CERTIFICATE
                                     OF

                           NTS MERGER CORPORATION


            Jack Lin and Harold Lipchik certify that:

            1. They are the President and Secretary, respectively, of NTS Merger Corporation, a California corporation.

            2. The Agreement and Plan of Merger in the form attached was duly approved by the board of directors of the corporation.

            3.    There are no outstanding shares of the corporation.

            We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.




                                        /s/ Jack Lin
                                  ---------------------------------
                                    Jack Lin, President




                                        /s/ Harold Lipchik
                                  ---------------------------------
                                    Harold Lipchik, Secretary

                            OFFICERS' CERTIFICATE
                                     OF

                      NATIONAL TECHNICAL SYSTEMS, INC.



            Jack Lin and Harold Lipchik certify that:

            1. They are the President and Secretary of National Technical Systems, Inc., a Delaware corporation.

            2. That the Agreement and Plan of Merger in the form attached hereto was approved by the board of directors and shareholders of the corporation.

            3. The total number of outstanding shares of each class of the corporation entitled to vote on the merger is as follows:

Class                         Total Number of Shares Entitled
                                    to Vote

Common Shares                       6,702,990

            4. The total number of votes approving the merger was 4,385,401 shares voting for the merger representing 65.4% of the shares entitled to vote, said vote exceeded the required vote which was a majority of the outstanding shares.

            We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.





                                       /s/ Jack Lin
                                  ---------------------------------
                                    Jack Lin, President




                                       /s/ Harold Lipchik
                                  ---------------------------------
                                    Harold Lipchik, Secretary

                                                               EXHIBIT 3(i)


                                                      ENDORSED
                                                       FILED
                                        In the office of the Secretary of State
                                               of the State of California
                                                     May 29 1996
                                                   /s/ BILL JONES
                                              BILL JONES, Secretary of State



                            ARTICLES OF INCORPORATION

                                       OF

                             NTS MERGER CORPORATION


                                       I.
The name of this corporation is:

                           NTS MERGER CORPORATION


                                     II.

The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California Corporations Code.


                                    III.

The name and address in the State of California of this corporation's initial agent for service of process is:

                            Mr. Lloyd Blonder
                            24007 Ventura Blvd.
                            Calabasas, California 91503


                                     IV.

This corporation is authorized to issue only one class of shares; and the total number of shares which this corporation is authorized to issue is twenty million (20,000,000).

                                     V.

The liability of the directors of this corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.


                                     VI.

This corporation is authorized to provide indemnification of agents (as defined in Section 317 of the Corporations Code) to the fullest extent permissible under California law.


                                    VII.

Any repeal or modification of the provisions of Articles V or VI or this Article VII by the shareholders of the corporation shall not adversely affect any right or protection of a director or agent of this corporation existing at the time of such repeal or modification.



Dated:  May 29, 1996.


                                        /s/ James J. Slaby
                                   ---------------------------------
                                   James J. Slaby, Incorporator

                                                            EXHIBIT 3(ii)


                                   BYLAWS

                                     OF

                           NTS MERGER CORPORATION

                                  ARTICLE I

                                   OFFICES


            Section 1.1 PRINCIPAL OFFICES. The board of directors shall fix the location of the principal executive office of the corporation at any place within or outside the State of California. If the principal executive office is located outside this state, and the corporation has one or more business offices in this state, the board of directors shall likewise fix and designate a principal business office in the State of California.

            Section 1.2 OTHER OFFICES. The board of directors may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.


                                 ARTICLE II

                          MEETINGS OF SHAREHOLDERS


            Section 2.1 PLACE OF MEETINGS. Meetings of share holders shall be held at any place within or outside the State of California designated by the board of directors. In the absence of any such designation, shareholders' meetings shall be held at the principal executive office of the corporation.

            Section 2.2 ANNUAL MEETINGS OF SHAREHOLDERS. The annual meeting of shareholders shall be held each year at a time designated by the board of directors. At each annual meeting, directors shall be elected and any other proper business may be transacted.

            Section 2.3 SPECIAL MEETINGS. A special meeting of shareholders may be called at any time by the board of directors, or by the chairman of the board, or by the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than 10% of the votes at any such meeting.

            If a special meeting is called by any person or persons other than the board of directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the chairman of the board, the president, any vice president or the secretary of the corporation. The officer receiving such request forthwith shall cause notice to be given to the shareholders entitled to vote, in accordance with the provisions of Sections 2.4 and 2.5 of this Article II, that a meeting will be held at the time requested by the person or persons calling the meeting, not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty
(20) days after receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section
2.3 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the board of directors may be held.

            Section 2.4 NOTICE OF SHAREHOLDERS' MEETINGS. All notices of meetings of shareholders shall be sent or otherwise given in accordance with
Section 2.5 of this Article II not less than ten (10) nor more than sixty (60) days before the date of the meeting being noticed. The notice shall specify the place, date and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, or (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the shareholders. The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees which, at the time of the notice, the board of directors intends to present for election.

            If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) an amendment of the articles of incorporation, pursuant to Section 902 of such Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of such Code, (iv) a voluntary dissolution of the corporation, pursuant to Section 1900 of such Code, or (v) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of such Code, the notice shall also state the general nature of such proposal.

            Section 2.5 MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE. Notice of any meeting of shareholders shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to the shareholder at the address of such shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent by mail or telegram to the corporation's principal executive office, or if published at least once in a newspaper of general circulation in the county where this office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

            If any notice addressed to a shareholder at the address of such shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at such address, all future notices or reports shall be deemed to have been duly given without further mailing if the same shall be available to the shareholder upon written demand of the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of such notice.

            An affidavit of the mailing or other means of giving any notice of any shareholders' meeting shall be executed by the secretary, assistant secretary or any transfer agent of the corporation giving such notice, and shall be filed and maintained in the minute book of the corporation.

            Section 2.6 QUORUM. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at a meeting of shareholders shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

            Section 2.7 ADJOURNED MEETING AND NOTICE THEREOF. Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at such meeting, either in person or by proxy, but in the absence of a quorum, no other business may be transacted at such meeting, except as provided in Section 2.6 of this Article II.

            When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at a meeting at which the adjournment is taken, unless a new record date for the adjourned meeting is fixed, or unless the adjournment is for more than forty-five (45) days from the date set for the original meeting, in which case the board of directors shall set a new record date. Notice of any such adjourned meeting shall be given to each shareholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 2.4 and 2.5 of this Article II. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

            Section 2.8 VOTING. The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section
2.11 of this Article II, subject to the provisions of Sections 702 to 704, inclusive, of the Corporations Code of California (relating to voting shares held by a fiduciary, in the name of a corporation or in joint ownership). Such vote may be by voice vote or by ballot; provided, however, that all elections for directors must be by ballot upon demand by a shareholder at any election and before the voting begins. Any shareholder entitled to vote on any matter (other than elections of directors) may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but, if the shareholder fails to specify the number of shares such shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares such shareholder is entitled to vote. Except as provided in Section 2.6 of this Article II, the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the Corporations Code of California or the articles of incorporation.

            At a shareholders' meeting involving the election of directors, no shareholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) unless such candidate or candidates' names have been placed in nomination prior to the voting and a shareholder has given notice at the meeting prior to the voting of the shareholder's intention to cumulate votes. If any shareholder has given such notice, then every shareholder entitled to vote may cumulate such shareholder's votes for candidates in nomination and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which such shareholder's shares are normally entitled, or distribute the shareholder's votes on the same principle among any or all of the candidates, as the shareholder thinks fit. The candidates receiving the highest number of affirmative votes up to the number of directors to be elected, shall be elected. Votes against a director and votes withheld shall have no legal effect.

            Section 2.9 WAIVER OF NOTICE OR CONSENT BY ABSENT SHAREHOLDERS. The transactions at any meeting of shareholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each person entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to a holding of the meeting, or an approval of the minutes thereof. The waiver of notice, consent to the holding of the meeting or approval of the minutes thereof need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section 2.4 of this Article II, the waiver of notice, consent to the holding of the meeting or approval of the minutes thereof shall state the general nature of such proposal. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

            Attendance of a person at a meeting shall also constitute a waiver of notice of and presence at such meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by the Corporations Code of California to be included in the notice but which were not included in the notice, if such objection is expressly made at the meeting.

            Section 2.10 SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING. Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. In the case of election of directors, such consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that a director may be elected at any time to fill a vacancy not filled by the directors by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. All such consents shall be filed with the secretary of the corporation and shall be maintained in the corporate records. Any shareholder giving a written consent, or the shareholder's proxy holders, or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders, may revoke the consent by a writing received by the secretary of the corporation prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the secretary.

            If the consents of all shareholders entitled to vote have not been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the secretary shall give prompt notice of the corporate action approved by the shareholders without a meeting. Such notice shall be given in the manner specified in Section 2.5 of this
Article II. In the case of approval of (i) contracts or transactions in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) indemnification of agents of the corporation, pursuant to Section 317 of such Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of such Code, and (iv) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of such Code, such notice shall be given at least ten (10) days before the consummation of any such action authorized by any such approval.

            Section 2.11 RECORD DATE FOR SHAREHOLDER NOTICE, VOTING, AND GIVING CONSENTS. For purposes of determining the shareholders entitled to notice of any meeting or to vote or entitled to give consent to corporate action without a meeting, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days prior to the date of any such meeting nor more than sixty (60) days prior to such action without a meeting, and in such case only shareholders at the close of business on the record date so fixed are entitled to notice and to vote or to give consents, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date fixed as aforesaid, except as otherwise provided in the Corporations Code of California.

            If the board of directors does not so fix a record date:

                  (a) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

                  (b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, (i) when no prior action by the board has been taken, shall be the day on which the first written consent is given, or (ii) when prior action of the board has been taken, shall be at the close of business on the day on which the board adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such other action, whichever is later.

            Section 2.12 PROXIES. Every person entitled to vote for directors or on any other matter shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the shareholder or the shareholder's attorney in fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) revoked by the person executing it, prior to the vote pursuant thereto, by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy executed by the person executing the prior proxy and presented to the meeting, or as to any meeting by attendance at such meeting and voting in person by the person executing the proxy; or (ii) written notice of the death or incapacity of the maker of such proxy is received by the corporation before the vote pursuant thereto is counted; provided, however, that no such proxy shall be valid after the expiration of eleven (11) months from the date of such proxy, unless otherwise provided in the proxy. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of
Section 705(e) and (f) of the Corporations Code of California.

            Section 2.13 INSPECTORS OF ELECTION. Before any meeting of shareholders, the board of directors may appoint any persons other than nominees for office to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one (1) or three
(3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill such vacancy.

            The duties of these inspectors shall be as follows:

            (a) Determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies;

            (b)   Receive votes, ballots or consents;

            (c) Hear and determine all challenges and questions in any way arising in connection with the right to vote;

            (d)   Count and tabulate all votes or consents;

            (e)   Determine when the polls shall close;

            (f)   Determine the result; and

            (g) Do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.


                                 ARTICLE III

                                  DIRECTORS


            Section 3.1 POWERS. Subject to the provisions of the Corporations Code of California Law and any limitations in the articles of incorporation and these bylaws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

            Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the directors shall have the power and authority to:

                  (a) Select and remove all officers, agents, and employees of the corporation, prescribe such powers and duties for them as may not be inconsistent with law, with the articles of incorporation or these bylaws, fix their compensation, and require from them security for faithful service.

                  (b) Change the principal executive office or the principal business office in the State of California from one location to another; cause the corporation to be qualified to do business in any other state, territory, dependency, or foreign country and conduct business within or outside the State of California; designate any place within or without the State of California for the holding of any shareholders' meeting, or meetings, including annual meetings; adopt, make and use a corporate seal, and prescribe the forms of certificates of stock, and alter the form of such seal and of such certificates from time to time as in their judgment they may deem best, provided that such forms shall at all times comply with the provisions of law.

                  (c) Authorize the issuance of shares of stock of the corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done or services actually rendered, debts or securities cancelled or tangible or intangible property actually received.

                  (d) Borrow money and incur indebtedness for the purposes of the corporation, and cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, or other evidences of debt and securities therefor.

            Section 3.2 NUMBER AND QUALIFICATION OF DIRECTORS. The authorized number of directors shall be NINE (9) until changed by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that an amendment reducing the fixed number of directors to a number less than five (5) cannot be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of action by written consent, are equal to more than 16-2/3% of the outstanding shares entitled to vote.

      Section 3.3  ELECTION AND TERM OF OFFICE OF DIRECTORS.

             The directors shall be divided into three classes, designated Class I, Class II and Class III. Each class shall consist of three directors. The term of the initial Class I directors shall terminate on the date of the 1997 annual meeting of shareholders; the term of the initial Class II directors shall terminate on the date of the 1998 annual meeting of shareholders; and the term of the initial Class III directors shall terminate on the date of the 1999 annual meeting of shareholders. At each annual meeting of shareholders beginning in 1997, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional directors of any class elected to fill a vacancy resulting from an increase in such a class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. A director shall hold office until the annual meeting for the year in which his term expires and until his successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office.

            Section 3.4 VACANCIES. Any vacancy on the Board of Directors, howsoever resulting, may be filled by a majority of the directors then in office, even if less than a quorum, or by a sole remaining director. Any director elected to fill a vacancy shall hold office for a term that shall coincide with the term of the class to which such director shall have been elected.

            A vacancy or vacancies in the board of directors shall be deemed to exist in the case of the death, resignation or removal of any director, or if the board of directors by resolution declares vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony, or if the authorized number of directors be increased, or if the shareholders fail at any meeting of shareholders at which any director or directors are elected, to elect the full authorized number of directors to be voted for at that meeting.

            The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors, but any such election by written consent shall require the consent of a majority of the outstanding shares entitled to vote.

            Any director may resign effective upon giving written notice to the chairman of the board, the president, the secretary or the board of directors, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation of a director is effective at a future time, the board of directors may elect a successor to take office when the resignation becomes effective.

            No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of his term of office.

            Section 3.5 PLACE OF MEETINGS AND TELEPHONIC MEETINGS. Regular meetings of the board of directors may be held at any place within or without the State of California that has been designated from time to time by resolution of the board. In the absence of such designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board shall be held at any place within or without the State of California that has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, at the principal executive office of the corporation. Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in such meeting can hear one another, and all such directors shall be deemed to be present in person at such meeting.

            Section 3.6 ANNUAL MEETING. Immediately following each annual meeting of shareholders, the board of directors shall hold a regular meeting for the purpose of organization, any desired election of officers and the transaction of other business. Notice of this meeting shall not be required.

            Section 3.7 OTHER REGULAR MEETINGS. Other regular meetings of the board of directors shall be held without call at such time as shall from time to time be fixed by the board of directors. Such regular meetings may be held without notice.

            Section 3.8 SPECIAL MEETINGS. Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board or the president or any vice president or the secretary or any two directors.

            Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or telegram, charges pre-paid, addressed to each director at his or her address as it is shown upon the records of the corporation. In case such notice is mailed, it shall be deposited in the United States mail at least four (4) days prior to the time of the holding of the meeting. In case such notice is delivered personally, or by telephone or telegram, it shall be delivered personally or by telephone or to the telegraph company at least forty-eight (48) hours prior to the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated to either the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the corporation.

            Section 3.9 QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of
Section 310 of the Corporations Code of California (approval of contracts or transactions in which a director has a direct or indirect material financial interest), Section 311 of that Code (appointment of committees), and Section 317(e) of that Code (indemnification of directors). A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

            Section 3.10 WAIVER OF NOTICE. Notice of a meeting need not be given to any director who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice. The waiver of notice or consent need not specify the purpose of the meeting. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

            Section 3.11 ADJOURNMENT. A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

            Section 3.12 NOTICE OF ADJOURNMENT. Notice of the time and place of holding an adjourned meeting need not be given, unless the meeting is adjourned for more than twenty-four hours, in which case notice of such time and place shall be given prior to the time of the adjourned meeting, in the manner specified in Section 3.8 of this Article III, to the directors who were not present at the time of the adjournment.

            Section 3.13 ACTION WITHOUT MEETING. Any action required or permitted to be taken by the board of directors may be taken without a meeting, if all members of the board shall individually or collectively consent in writing to such action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent or consents shall be filed with the minutes of the proceedings of the board.

            Section 3.14 FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement of expenses, as may be fixed or determined by resolution of the board of directors. Nothing contained herein shall be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for such services.


                                 ARTICLE IV

                                 COMMITTEES


            Section 4.1 COMMITTEES OF DIRECTORS. The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two or more directors, to serve at the pleasure of the board. The board may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any such committee, to the extent provided in the resolution of the board, shall have all the authority of the board, except with respect to:

                  (a) the approval of any action which, under the Corporations Code of California, also requires share holders' approval or approval of the outstanding shares;


                  (b) the filling of vacancies on the board of directors or in any committee;


                  (c) the fixing of compensation of the directors for serving on the board or on any committee;


                  (d) the amendment or repeal of bylaws or the adoption of new bylaws;


                  (e) the amendment or repeal of any resolution of the board of directors which by its express terms is not so amendable or repealable;


                  (f) a distribution to the shareholders of the corporation, except at a rate or in a periodic amount or within a price range determined by the board of directors; or
                  (g) the appointment of any other committees of the board of directors or the members thereof.

            Section 4.2 MEETINGS AND ACTION OF COMMITTEES. Meetings and action of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Sections 3.5 (place of meetings), 3.7 (regular meetings), 3.8 (special meetings and notice), 3.9 (quorum), 3.10 (waiver of notice), 3.11 (adjournment), 3.12 (notice of adjournment) and 3.13 (action without meeting), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members, except that the time of regular meetings of committees may be determined by resolution of the board of directors as well as by resolution of the committee; special meetings of committees may also be called by resolution of the board of directors; and notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.


                                  ARTICLE V

                                  OFFICERS


            Section 5.1 OFFICERS. The officers of the corporation shall be a president, a secretary and a chief financial officer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more vice-presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of Section 5.3 of this Article V. Any number of offices may be held by the same person.

            Section 5.2 ELECTION OF OFFICERS. The officers of the corporation, except such officers as may be appointed in accordance with the provisions of
Section 5.3 or Section 5.5 of this Article V, shall be chosen by the board of directors, and each shall serve at the pleasure of the board, subject to the rights, if any, of an officer under any contract of employment.

            Section 5.3 SUBORDINATE OFFICERS, ETC. The board of directors may appoint, and may empower the president to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the bylaws or as the board of directors may from time to time determine.

            Section 5.4 REMOVAL AND RESIGNATION OF OFFICERS. Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the board of directors, at any regular or special meeting thereof, or, except in case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.

            Any officer may resign at any time by giving written notice to the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any such resignation is with out prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

            Section 5.5 VACANCIES IN OFFICES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to such office.

            Section 5.6 CHAIRMAN OF THE BOARD. The chairman of the board, if such an officer be elected, shall, if present, preside at all meetings of the board of directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the board of directors or prescribed by the bylaws. If there is no president, the chairman of the board shall in addition be the chief executive officer of the corporation and shall have the powers and duties prescribed in Section 5.7 of this Article V.

            Section 5.7 PRESIDENT. Subject to such supervisory powers, if any, as may be given by the board of directors to the chairman of the board, if there be such an officer, the president shall be the chief executive officer of the corporation and shall, subject to the control of the board of directors, have general supervision, direction and control of the business and the officers of the corporation. He shall preside at all meetings of the shareholders and, in the absence of the chairman of the board, or if there be none, at all meetings of the board of directors. He shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the board of directors or the bylaws.

            Section 5.8 VICE PRESIDENTS. In the absence or disability of the president, the vice presidents, if any, in order of their rank as fixed by the board of directors or, if not ranked, a vice president designated by the board of directors, shall perform all the duties of the president, and when so acting shall have all the powers of, and be subject to all restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors or the bylaws, the president or the chairman of the board.

            Section 5.9 SECRETARY. The secretary shall keep or cause to be kept, at the principal executive office or such other place as the board of directors may order, a book of minutes of all meetings and actions of directors, committees of directors and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at directors' and committee meetings, the number of shares present or represented at shareholders' meetings, and the proceedings thereof.

            The secretary shall keep, or cause to be kept, at the principal executive office or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

            The secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the board of directors required by the bylaws or by law to be given, and he shall keep the seal of the corporation, if one be adopted, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or by the bylaws.

            Section 5.10 CHIEF FINANCIAL OFFICER. The chief financial officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings and shares. The books of account shall at all reasonable times be open to inspection by any director.

            The chief financial officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or the bylaws.


                                 ARTICLE VI

              INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES

                              AND OTHER AGENTS


            Section 6.1 INDEMNIFICATION - THIRD PARTY PROCEEDINGS. The corporation shall indemnify any person (the "Indemnitee") who is or was a party or is threatened to be made a party to any proceeding (other than an action by or in the right of the corporation to procure a judgment in its favor) by reason of the fact that Indemnitee is or was a director or officer of the corporation, or any subsidiary of the corporation, and the corporation may indemnify a person who is or was a party or is threatened to be made a party to any proceeding (other than an action by or in the right of the corporation to procure a judgment in its favor) by reason of the fact that such person is or was an employee or other agent of the corporation (the "Indemnitee Agent") by reason of any action or inaction on the part of Indemnitee or Indemnitee Agent while an officer, director or agent or by reason of the fact that Indemnitee or Indemnitee Agent is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including subject to Section 6.19, attorneys' fees and any expenses of establishing a right to indemnification pursuant to this Article VI or under California law), judgments, fines, settlements (if such settlement is approved in advance by the corporation, which approval shall not be unreasonably withheld) and other amounts actually and reasonably incurred by Indemnitee or Indemnitee Agent in connection with such proceeding if Indemnitee or Indemnitee Agent acted in good faith and in a manner Indemnitee or Indemnitee Agent reasonably believed to be in or not opposed to the best interests of the corporation and, in the case of a criminal proceeding, if Indemnitee or Indemnitee Agent had no reasonable cause to believe Indemnitee's or Indemnitee Agent's conduct was unlawful. The termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that Indemnitee or Indemnitee Agent did not act in good faith and in a manner which Indemnitee or Indemnitee Agent reasonably believed to be in or not opposed to the best interests of the corporation, or with respect to any criminal proceedings, would not create a presumption that Indemnitee or Indemnitee Agent had reasonable cause to believe that Indemnitee's or Indemnitee Agent's conduct was unlawful.

            Section 6.2 INDEMNIFICATION - PROCEEDINGS BY OR IN THE RIGHT OF THE CORPORATION. The corporation shall indemnify Indemnitee and may indemnify Indemnitee Agent if Indemnitee, or Indemnitee Agent, as the case may be, was or is a party or is threatened to be made a party to any threatened, pending or completed action by or in the right of the corporation or any subsidiary of the corporation to procure a judgment in its favor by reason of the fact that Indemnitee or Indemnitee Agent is or was a director, officer, employee or other agent of the corporation, or any subsidiary of the corporation, by reason of any action or inaction on the part of Indemnitee or Indemnitee Agent while an officer, director or agent or by reason of the fact that Indemnitee or Indemnitee Agent is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including subject to Section 6.19, attorneys' fees and any expenses of establishing a right to indemnification pursuant to this Article VI or under California law) and, to the fullest extent permitted by law, amounts paid in settlement, in each case to the extent actually and reasonably incurred by Indemnitee or Indemnitee Agent in connection with the defense or settlement of the proceeding if Indemnitee or Indemnitee Agent acted in good faith and in a manner Indemnitee or Indemnitee Agent believed to be in or not opposed to the best interests of the corporation and its shareholders, except that no indemnification shall be made with respect to any claim, issue or matter to which Indemnitee (or Indemnitee Agent) shall have been adjudged to have been liable to the corporation in the performance of Indemnitee's or Indemnitee Agent's duty to the corporation and its shareholders, unless and only to the extent that the court in which such proceeding is or was pending shall determine upon application that, in view of all the circumstances of the case, Indemnitee (or Indemnitee Agent) is fairly and reasonably entitled to indemnity for expenses and then only to the extent that the court shall determine.

            Section 6.3 SUCCESSFUL DEFENSE ON MERITS. To the extent that Indemnitee (or Indemnitee Agent) without limitation has been successful on the merits in defense of any proceeding referred to in Sections 6.1 or 6.2 above, or in defense of any claim, issue or matter therein, the corporation shall indemnify Indemnitee (or Indemnitee Agent) against expenses (including attorneys' fees) actually and reasonably incurred by Indemnitee (or Indemnitee Agent) in connection therewith.

            Section 6.4 CERTAIN TERMS DEFINED. For purposes of this Article VI, references to "other enterprises" shall include employee benefit plans, references to "fines" shall include any excise taxes assessed on Indemnitee or Indemnitee Agent with respect to an employee benefit plan, and references to "proceeding" shall include any threatened, pending or completed action or proceeding, whether civil, criminal, administrative or investigative. References to "corporation" include all constituent corporations absorbed in a consolida-tion or merger as well as the resulting or surviving corporation, so that any person who is or was a director, officer, employee, or other agent of such a constituent corporation or who, being or having been such a director, officer, employee or other agent of another corporation, partnership, joint venture, trust or other enterprise shall stand in the same position under the provisions of this Article VI with respect to the resulting or surviving corporation as such person would if he or she had served the resulting or surviving corporation in the same capacity.

            Section 6.5 ADVANCEMENT OF EXPENSES. The corporation shall advance all expenses incurred by Indemnitee and may advance all or any expenses incurred by Indemnitee Agent in connection with the investigation, defense, settlement (excluding amounts actually paid in settlement of any action, suit or proceeding) or appeal of any civil or criminal action, suit or proceeding referenced in Sections 6.1 or 6.2 hereof. Indemnitee or Indemnitee Agent hereby undertakes to repay such amounts advanced only if, and to the extent that, it shall be determined ultimately that Indemnitee or Indemnitee Agent is not entitled to be indemnified by the corporation as authorized hereby. The advances to be made hereunder shall be paid by the corporation (i) to Indemnitee within twenty (20) days following delivery of a written request therefor by Indemnitee to the corporation; and (ii) to Indemnitee Agent within twenty (20) days following the later of a written request therefor by Indemnitee Agent to the corporation and determination by the corporation to advance expenses to Indemnitee Agent pursuant to the corporation's discretionary authority hereunder.

            Section 6.6 NOTICE OF CLAIM. Indemnitee shall, as a condition precedent to his or her right to be indemnified under this Article VI, and Indemnitee Agent shall, as a condition precedent to his or her ability to be indemnified under this Article VI, give the corporation notice in writing as soon as practicable of any claim made against Indemnitee or Indemnitee Agent, as the case may be, for which indemnification will or could be sought under this
Article VI. Notice to the corporation shall be directed to the secretary of the corporation at the principal business office of the corporation (or such other address as the corporation shall designate in writing to Indemnitee). In addition, Indemnitee or Indemnitee Agent shall give the corporation such information and cooperation as it may reasonably require and as shall be within Indemnitee's or Indemnitee Agent's power.

            Section 6.7 ENFORCEMENT RIGHTS. Any indemnification provided for in Sections 6.1 or 6.2 or 6.3 shall be made no later than sixty (60) days after receipt of the written request of Indemnitee. If a claim or request under this
Article VI, under any statute, or under any provision of the corporation's Articles of Incorporation providing for indemnification is not paid by the corporation, or on its behalf, within sixty (60) days after written request for payment thereof has been received by the corporation, Indemnitee may, but need not, at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim or request, and subject to Section 6.19, Indemnitee shall also be entitled to be paid for the expenses (including attorneys' fees) of bringing such action. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in connection with any action, suit or proceeding in advance of its final disposition) that Indemnitee has not met the standards of conduct which make it permissible under applicable law for the corporation to indemnify Indemnitee for the amount claimed, but the burden of proving such defense shall be on the corporation, and Indemnitee shall be entitled to receive interim payments of expenses pursuant to Section 6.5 unless and until such defense may be finally adjudicated by court order or judgment for which no further right of appeal exists. The parties hereto intend that if the corporation contests Indemnitee's right to indemnification, the question of Indemnitee's right to indemnification shall be a decision for the court, and no presumption regarding whether the applicable standard has been met will arise based on any determination or lack of determination of such by the corporation (including its Board or any subgroup thereof, independent legal counsel or its shareholders). The board of directors may, in its discretion, provide by resolution for similar or identical enforcement rights for any Indemnitee Agent.

          Section 6.8 ASSUMPTION OF DEFENSE. In the event the corporation shall be obligated to pay the expenses of any proceeding against the Indemnitee (or Indemnitee Agent), the corporation, if appropriate, shall be entitled to assume the defense of such proceeding with counsel approved by Indemnitee (or Indemnitee Agent), which approval shall not be unreasonably withheld, upon the delivery to Indemnitee (or Indemnitee Agent) of written notice of its election so to do. After delivery of such notice, approval of such counsel by Indemnitee (or Indemnitee Agent) and the retention of such counsel by the corporation, the corporation will not be liable to Indemnitee (or Indemnitee Agent) under this
Article VI for any fees of counsel subsequently incurred by Indemnitee (or Indemnitee Agent) with respect to the same proceeding, unless (i) the employment of counsel by Indemnitee (or Indemnitee Agent) is authorized by the corporation,
(ii) Indemnitee (or Indemnitee Agent) shall have reasonably concluded that there may be a conflict of interest of such counsel retained by the corporation between the corporation and Indemnitee (or Indemnitee Agent) in the conduct of such defense, or (iii) the corporation ceases or terminates the employment of such counsel with respect to the defense of such proceeding, in any of which events then the fees and expenses of Indemnitee's (or Indemnitee Agent's) counsel shall be at the expense of the corporation. At all times, Indemnitee (or Indemnitee Agent) shall have the right to employ other counsel in any such proceeding at Indemnitee's (or Indemnitee Agent's) expense.

            Section 6.9 APPROVAL OF EXPENSES. No expenses for which indemnity shall be sought under this Article VI, other than those in respect of judgments and verdicts actually rendered, shall be incurred without the prior consent of the corporation, which consent shall not be unreasonably withheld.

            Section 6.10 SUBROGATION. In the event of payment under this Article VI, the corporation shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee (or Indemnitee Agent), who shall do all things that may be necessary to secure such rights, including the execution of such documents necessary to enable the corporation effectively to bring suit to enforce such rights.

            Section 6.11 EXCEPTIONS. Notwithstanding any other provision herein to the contrary, the corporation shall not be obligated pursuant to this Article
VI:

                  (a)   Excluded Acts.  To indemnify Indemnitee
      (i) as to circumstances in which indemnity is expressly prohibited pursuant to California law, or (ii) for any acts or omissions or transactions from which a director may not be relieved of liability pursuant to California law; or

                  (b) Claims Initiated by Indemnitee. To indemnify or advance expenses to Indemnitee with respect to proceedings or claims initiated or brought voluntarily by Indemnitee and not by way of defense, except with respect to proceedings brought to establish or enforce a right to indemnification under this Article VI or any other statute or law or as otherwise required under the Corporations Code of California, but such indemnification or advancement of expenses may be provided by the corporation in specific cases if the board of directors has approved the initiation or bringing of such suit; or

                  (c) Lack of Good Faith. To indemnify Indemnitee for any expenses incurred by the Indemnitee with respect to any proceeding instituted by Indemnitee to enforce or interpret this Article VI, if a court of competent jurisdiction determines that such proceeding was not made in good faith or was frivolous; or

                  (d) Insured Claims. To indemnify Indemnitee for expenses or liabilities of any type whatsoever (including, but not limited to, judgments, fines, ERISA excise taxes or penalties, and amounts paid in settlement) which have been paid directly to Indemnitee by an insurance carrier under a policy of officers' and directors' liability insurance maintained by the corporation; or

                  (e) Claims Under Section 16(b). To indemnify Indemnitee for expenses and the payment of profits arising from the purchase and sale by Indemnitee of securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute.

            Section 6.12 PARTIAL INDEMNIFICATION. If Indemnitee is entitled under any provision of this Article VI to indemnification by the corporation for some or a portion of the expenses, judgments, fines or penalties actually or reasonably incurred by the Indemnitee in the investigation, defense, appeal or settlement of any civil or criminal action, suit or proceeding, but not, however, for the total amount thereof, the corporation shall nevertheless indemnify Indemnitee for the portion of such expenses, judgments, fines or penalties to which Indemnitee is entitled.

            Section 6.13 COVERAGE. This Article VI shall, to the extent permitted by law, apply to acts or omissions of (i) Indemnitee which occurred prior to the adoption of this Article VI if Indemnitee was a director or officer of the corporation or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, at the time such act or omission occurred; and (ii) Indemnitee Agent which occurred prior to the adoption of this Article VI if Indemnitee Agent was an employee or other agent of the corporation or was serving at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise at the time such act or omission occurred. All rights to indemnification under this Article VI shall be deemed to be provided by a contract between the corporation and the Indemnitee in which the corporation hereby agrees to indemnify Indemnitee to the fullest extent permitted by law, notwithstanding that such indemnification is not specifically authorized by the corporation's Articles of Incorporation, these Bylaws or by statute. Any repeal or modification of these Bylaws, the Corporations Code of California or any other applicable law shall not affect any rights or obligations then existing under this Article VI. The provisions of this Article VI shall continue as to Indemnitee and Indemnitee Agent for any action taken or not taken while serving in an indemnified capacity even though the Indemnitee or Indemnitee Agent may have ceased to serve in such capacity at the time of any action, suit or other covered proceeding. This Article VI shall be binding upon the corporation and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee Agent and Indemnitee's and Indemnitee Agent's estate, heirs, legal representatives and assigns.

            Section 6.14 NON-EXCLUSIVITY. Nothing herein shall be deemed to diminish or otherwise restrict any rights to which Indemnitee or Indemnitee Agent may be entitled under the corporation's Articles of Incorporation, these Bylaws, any agreement, any vote of shareholders or disinterested directors, or under the laws of the State of California.

            Section 6.15 SEVERABILITY. Nothing in this Article VI is intended to require or shall be construed as requiring the corporation to do or fail to do any act in violation of applicable law. If this Article VI or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify Indemnitee or Indemnitee Agent to the fullest extent permitted by any applicable portion of this Article VI that shall not have been invalidated.

            Section 6.16 MUTUAL ACKNOWLEDGMENT. Both the corporation and Indemnitee acknowledge that in certain instances, Federal law or applicable public policy may prohibit the corporation from indemnifying its directors and officers under this Article VI or otherwise. Indemnitee understands and acknowledges that the corporation has undertaken or may be required in the future to undertake with the Securities and Exchange Commission to submit the question of indemnification to a court in certain circumstances for a determination of the corporation's right under public policy to indemnify Indemnitee.

            Section 6.17 OFFICER AND DIRECTOR LIABILITY INSURANCE. The corporation shall, from time to time, make the good faith determination whether or not it is practicable for the corporation to obtain and maintain a policy or policies of insurance with reputable insurance companies providing the officers and directors of the corporation with coverage for losses from wrongful acts, or to ensure the corporation's performance of its indemnification obligations under this Article VI. Among other considerations, the corporation will weigh the costs of obtaining such insurance coverage against the protection afforded by such coverage. Notwithstanding the foregoing, the corporation shall have no obligation to obtain or maintain such insurance if the corporation determines in good faith that such insurance is not reasonably available, if the premium costs for such insurance are disproportionate to the amount of coverage provided, if the coverage provided by such insurance is limited by exclusions so as to provide an insufficient benefit, or if Indemnitee is covered by similar insurance maintained by a subsidiary or parent of the corporation.

            Section 6.18 NOTICE TO INSURERS. If, at the time of the receipt of a notice of a claim pursuant to Section 6.6 hereof, the corporation has director and officer liability insurance in effect, the corporation shall give prompt notice of the commencement of such proceeding to the insurers in accordance with the procedures set forth in the respective policies. The corporation shall thereafter take all necessary or desirable action to cause such insurers to pay, on behalf of the Indemnitee, all amounts payable as a result of such proceeding in accordance with the terms of such policies.

            Section 6.19 ATTORNEYS' FEES. In the event that any action is instituted by Indemnitee under this Article VI to enforce or interpret any of the terms hereof, Indemnitee shall be entitled to be paid all court costs and expenses, including reasonable attorneys' fees, incurred by Indemnitee with respect to such action, unless as a part of such action, the court of competent jurisdiction determines that the action was not instituted in good faith or was frivolous. In the event of an action instituted by or in the name of the corporation under this Article VI, or to enforce or interpret any of the terms of this Article VI, Indemnitee shall be entitled to be paid all court costs and expenses, including attorneys' fees, incurred by Indemnitee in defense of such action (including with respect to Indemnitee's counterclaims and cross-claims made in such action), unless as a part of such action the court determines that Indemnitee's defenses to such action were not made in good faith or were frivolous. The board of directors may, in its discretion, provide by resolution for payment of such attorneys' fees to any Indemnitee Agent.

            Section 6.20 NOTICE. All notices, requests, demands and other communications under this Article VI shall be in writing and shall be deemed duly given (i) if delivered by hand and receipted for by the addressee, on the date of such receipt, or (ii) if mailed by domestic certified or registered mail with postage prepaid, on the third business day after the date postmarked.

                                 ARTICLE VII

                             RECORDS AND REPORTS


            Section 7.1 MAINTENANCE AND INSPECTION OF SHARE REGISTER. The corporation shall keep at its principal executive office, or at the office of its transfer agent or registrar, if either be appointed and as determined by resolution of the board of directors, a record of its share holders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder.

            A shareholder or shareholders of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation may (i) inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours upon five days prior written demand upon the corporation, and/or (ii) obtain from the transfer agent of the corporation, upon written demand and upon the tender of such transfer agent's usual charges for such list, a list of the shareholders' names and addresses, who are entitled to vote for the election of directors, and their shareholdings, as of the most recent record date for which such list has been compiled or as of a date specified by the shareholder subsequent to the date of demand. Such list shall be made available by the transfer agent on or before the later of five (5) days after the demand is received or the date specified therein as the date as of which the list is to be compiled. The record of shareholders shall also be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as the holder of a voting trust certificate. Any inspection and copying under this Section may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making such demand.

            Section 7.2 MAINTENANCE AND INSPECTION OF BYLAWS. The corporation shall keep at its principal executive office, or if its principal executive office is not in the State of California at its principal business office in this state, the original or a copy of the bylaws as amended to date, which shall be open to inspection by the shareholders at all reason able times during office hours. If the principal executive office of the corporation is outside this State and the corporation has no principal business office in this state, the Secretary shall, upon the written request of any shareholder, furnish to such shareholder a copy of the bylaws as amended to date.

            Section 7.3 MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS. The accounting books and records and minutes of proceedings of the shareholders and the board of directors and any committee or committees of the board of directors shall be kept at such place or places designated by the board of directors, or, in the absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form. Such minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as the holder of a voting trust certificate. Such inspection may be made in person or by an agent or attorney, and shall include the right to copy and make extracts. The foregoing rights of inspection shall extend to the records of each subsidiary of the corporation.

            Section 7.4 INSPECTION BY DIRECTORS. Every director shall have the absolute right at any reasonable time to inspect all books, records, and documents of every kind and the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.

            Section 7.5 ANNUAL REPORT TO SHAREHOLDERS. The annual report to shareholders referred to in Section 1501 of the Corporations Code of California is expressly dispensed with, but nothing herein shall be interpreted as prohibiting the board of directors from issuing annual or other periodic reports to the shareholders of the corporation as they deem appropriate.

            Section 7.6 FINANCIAL STATEMENTS. A copy of any annual financial statement and any income statement of the corporation for each quarterly period of each fiscal year, and any accompanying balance sheet of the corporation as of the end of each such period, that has been prepared by the corporation shall be kept on file in the principal executive office of the corporation for twelve
(12) months and each such statement shall be exhibited at all reasonable times to any shareholder demanding an examination of any such statement or a copy shall be mailed to any such shareholder.

            If no annual report for the last fiscal year has been sent to shareholders, the corporation shall, upon the written request of any shareholder made more than 120 days after the close of such fiscal year, deliver or mail to such shareholder, within thirty
(30) days after such request a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year.

            If a shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation make a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the then current fiscal year ended more than thirty (30) days prior to the date of the request and a balance sheet of the corporation as of the end of such period and, in addition, if no annual report for the last fiscal year has been sent to shareholders, a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year, then, the chief financial officer shall cause such statements to be prepared, if not already prepared, and shall deliver personally or mail such statement or statements to the person making the request within thirty (30) days after the receipt of such request.

            The income statements and balance sheets referred to in this section shall be accompanied by the report thereon, if any, of any independent accountants engaged by the corporation or the certificate of an authorized officer of the corporation that such financial statements were prepared without audit from the books and records of the corporation.

            Section 7.7 ANNUAL STATEMENT OF GENERAL INFORMATION. The corporation shall file annually with the Secretary of State of the State of California, on the prescribed form, a statement setting forth the names and complete business or residence addresses of all incumbent directors, the number of vacancies on the board of directors, if any, the names and complete business or residence addresses of the chief executive officer, secretary and chief financial officer, the street address of its principal executive office or principal business office in this state and the general type of business constituting the principal business activity of the corporation, together with a designation of the agent of the corporation for the purpose of service of process, all in compliance with
Section 1502 of the Corporations Code of California.

                                ARTICLE VIII

                          GENERAL CORPORATE MATTERS


            Section 8.1 RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING. For purposes of determining the share holders entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action (other than action by shareholders by written consent without a meeting), the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days prior to any such action, and in such case only shareholders of record on the date so fixed are entitled to receive the dividend, distribution or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date fixed as aforesaid, except as otherwise provided in the Corporations Code of California.

            If the board of directors does not so fix a record date, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the board adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such action, whichever is later.

            Section 8.2 CHECKS, DRAFTS, EVIDENCES OF INDEBTEDNESS. All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board of Directors.

            Section 8.3 CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances; and, unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

            Section 8.4  CERTIFICATES FOR SHARES.  A certificate
or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when any such shares are fully paid, and the board of directors may authorize the issuance of certificates for shares as partly paid provided that such certificates shall state the amount of the consideration to be paid therefor and the amount paid thereon. All certificates shall be signed in the name of the corporation by the chairman of the board or vice chairman of the board or the president or a vice president and by the chief financial officer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were an officer, transfer agent or registrar at the date of issue.

            Section 8.5 LOST CERTIFICATES. Except as herein after in this Section provided, no new certificates for shares shall be issued in lieu of an old certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of a new certificate in lieu thereof, upon such terms and conditions as the board may require including provision for indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

            Section 8.6 REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The chairman of the board, the president, or any vice president, or any other person authorized by resolution of the board of directors by any of the foregoing designated officers, is authorized to vote on behalf of the corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the corporation. The authority herein granted to said officers to vote or represent on behalf of the corporation any and all shares held by the corporation in any other corporation or corporations may be exercised by any such officer in person or by any person authorized to do so by proxy duly executed by said officer.

            Section 8.7 CONSTRUCTION AND DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the Corporations Code of California shall govern the construction of these bylaws. Without limiting the generality of the foregoing, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.


                                 ARTICLE IX

                                 AMENDMENTS


            Section 9.1 AMENDMENT BY SHAREHOLDERS. New bylaws may be adopted or these bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that if the articles of incorporation of the corporation set forth the number of authorized directors of the corporation, the authorized number of directors may be changed only by an amendment of the articles of incorporation.

            Section 9.2 AMENDMENT BY DIRECTORS. Subject to the rights of the shareholders as provided in Section 9.1 of this Article IX, bylaws, other than a bylaw or an amendment thereof changing the authorized number of directors, may be adopted, amended or repealed by the board of directors.

                         CERTIFICATE OF INCORPORATOR

                                     OF

                           NTS MERGER CORPORATION


            I, the undersigned, do hereby certify:


            (1)   That I am the Incorporator of NTS Merger
Corporation, a California corporation; and


            (2) That the foregoing Bylaws consisting of 32 pages constitute the Bylaws of said corporation as duly adopted by the Incorporator as of May 29, 1996.


            IN WITNESS WHEREOF, I have executed this Certificate as of this 29th day of May, 1996.


                                        /s/ James J. Slaby
                                     -------------------------------
                                     James J. Slaby
                                     Incorporator

                                                                Exhibit 10(a)1

                 AMENDMENT NO. FIVE TO BUSINESS LOAN AGREEMENT

      This Amendment No. Five (the "Amendment") dated as of October 29, 1996, is between Bank of America National Trust and Savings Association ("BofA") and Sanwa Bank and National Technical Systems (the "Borrower").

                                   RECITALS

      A. The Banks and the Borrower entered into a certain Business Loan Agreement dated as of September 1, 1993, as modified by amendments dated July 6, 1994, March 6, 1995, December 31, 1995, and April 26, 1996 (as amended, the "Agreement").

      B.    The banks and the Borrower desire to further amend the Agreement.

                                   AGREEMENT

      1. Definitions. Capitalized terms used but not defined in this Amendment shall have the meaning given to them in the Agreement.

      2.    Amendments.  The Agreement is hereby amended as follows:

            2.1 In Paragraph 2.2, the date "August 1, 1998" is substituted for the date "August 1, 1997."

            2.2 In Paragraph 8.3, the ratio ".95:1.0" is substituted for the ration "1.05:1.0."

            2.3 Paragraph 8.6 is amended and restated to read in its entirety as follows:

                  "8.6 Debt Coverage Ratio. To maintain on a consolidated basis a Debt Coverage Ratio of at least 1.20:1.0.

                        'Debt Coverage Ratio' means the ratio of (a) net profit
                  after tax, plus depreciation, interest expense, increase in deferred income taxes, and non-cash expenses, minus any decrease in deferred income taxes, and minus any decrease in deferred income taxes, and minus Non-Financed Capital

                  Expenditures incurred in the quarter ending October 31, 996 and in any fiscal period thereafter, to (b) the sum of current portion of long-term debt, interest expense, and dividends.

                        'Non-Financed Capital Expenditures' means all capital
                  expenditures minus the amount of all new term financing (excluding any financing obtained under this Agreement), including capital leases.

                        This ratio will be calculated at the end of each fiscal
                  quarter, using the results of that quarter and each of the three immediately preceding quarters, except that the current portion of long term debt will be measured as of the last day of the most recent fiscal quarter."

            2.4 In Paragraph 8.9, the amount "Two Million Five Hundred Thousand Dollars ($2,500,000)" is substituted for the amount "One Million Six Hundred Thousand Dollars ($1,600,000)."

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

      4. Conditions. This Amendment will be effective when the Banks receive the following items:

            4.1   This Amendment, duly executed by the Borrower and the Banks.

            4.2 A fee for the extension of the Banks' commitment to extend the maturity date of the facility No. 2 lines of credit, in the amount of Nine Thousand Three Hundred Seventy-Five Dollars ($9,375) for each Bank.

      5. Effect of Amendment. Except as provided in this Amendment, all of the terms and conditions of the Agreement shall remain in full force and effect.

      This Amendment is executed as of the date stated at the beginning of this Amendment.


BANK OF AMERICA NATIONAL TRUST            SANWA BANK CALIFORNIA
AND SAVINGS ASSOCIATION


By_______________________________         By:_____________________________
      Brian C. Roche                               Michael W. Platt
      Vice President                                Vice President

                          NATIONAL TECHNICAL SYSTEMS


                      By:_______________________________
                                   Lloyd Blonder
                              Senior Vice President
                             Chief Financial Officer

                                                                  EXHIBIT 21

                        NATIONAL TECHNICAL SYSTEMS, INC.

                              LIST OF SUBSIDIARIES



                  NTS, Technical Systems, a California Corp.
          (Formerly National Technical Systems, a California Corp.)

        Acton Environmental Testing Corporation, a Massachusetts Corp.

       Approved Engineering Test Laboratories, Inc., a California Corp.

                        ETCR Inc., a California Corp.

                       NTS Products, a California Corp.

                NTS Technical Services, Inc., a Florida Corp.
           (Formerly S&W Technical Services, Inc., a Florida Corp.)

                   Wise and Associates, Inc., a Texas Corp.

   PECS (QA) North America, Inc. (formerly NTS Registration Services, Inc., a Massachusetts Corp.)
(Operations combined with National Technical Systems - Certification Services)

        National Quality Assurance - USA, Inc., a Massachusetts Corp.
                                 (50% OWNED)

  National Technical Systems-Certification Services, a Delaware Corporation

                                                                  Exhibit 23.1


              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 2-83778, Form S-8 No. 33-48211, and 333-04905) pertaining to the
National Technical Systems, Inc. Employee Stock Ownership Plan, the National Technical Systems, Inc. 1988 Stock Option Plan and the National Technical Systems, Inc. 1994 Stock Option Plan in the related Prospectus of our report dated April 14, 1997, with respect to the consolidated financial statements of National Technical Systems, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended January 31, 1997.


                              /s/ Ernst & Young LLP

Woodland Hills, California
April 30, 1997

                                                                 EXHIBIT 99.1

                      TO BE INCORPORATED BY REFERENCE INTO
                  FORM S-8 REGISTRATION STATEMENT NO. 33-48211

                                  UNDERTAKINGS

(a)   The undersigned registrant hereby undertakes:

      (1) To file, during any period in which offers or sales are being made, a post-ffective amendment to this registration statement:

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

                                                                 EXHIBIT 99.3

                      TO BE INCORPORATED BY REFERENCE INTO
                  FORM S-8 REGISTRATION STATEMENT NO. 333-04905

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