Form 10-Q
period 1997-04-30
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1997-06-06
CIK 110536

------------------------------------------------------------------------------

                                     FORM 10-Q
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    -----------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from ________________ to
      _________________

                                      0-16438
                              (Commission File Number)

                          NATIONAL TECHNICAL SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

               CALIFORNIA                             95-4134955
           (State of Incorporation)                   (IRS Employer
                                                        Identification number)

             24007 VENTURA BOULEVARD, CALABASAS, CALIFORNIA
          (Address of registrant's principal executive office)

            (818) 591-0776                                91302
      (Registrant's telephone number)                   (Zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [x]   NO  [ ]
The number of shares of common stock, par value $.01 per share, outstanding as of June 3, 1997 was 6,801,737.

------------------------------------------------------------------------------
                                       1

              NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


PART  I.   FINANCIAL INFORMATION                                PAGE NO.

      Financial Statements:

            Condensed Consolidated Balance Sheets as of
            April 30, 1997 and January 31, 1997                   3

            Condensed Consolidated Statements of Income for the
            Three Months Ended April 30, 1997 and 1996            4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended April 30, 1997 and 1996            5

      Notes to the Condensed Consolidated Financial Statements    6

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         7


PART  II.   OTHER INFORMATION & SIGNATURES                        11


PART I -- FINANCIAL INFORMATION
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (unaudited)


                                               APRIL 30, 1997    JANUARY 31,
SETS                                             (UNAUDITED)         1997
                                                --------------   ------------
Current assets:
   Cash                                         $   2,280,000    $  1,204,000
   Receivables, less allowance for doubtful
    accounts of $755,000 at April 30, 1997
    and $703,000 at January 31,1997                11,936,000      12,292,000
   Inventories                                      2,404,000       2,271,000
   Deferred income taxes                              473,000         440,000
   Prepaid expenses                                   796,000         813,000
                                                  --------------   ------------
     Total current assets                          17,889,000      17,020,000

Property, plant and equipment, at cost             45,116,000      44,409,000
Less: accumulated depreciation                     27,834,000      27,309,000
                                                 --------------   ------------
    Net property, plant and equipment              17,282,000      17,100,000
Intangible assets                                     427,000         438,000
Property held for sale                                544,000         544,000
Other assets                                          272,000         194,000
                                                 --------------  -------------
TOTAL ASSETS                                     $ 36,414,000    $ 35,296,000
                                                 ==============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $  2,236,000    $  3,395,000
   Accrued expenses                                 2,760,000       2,007,000
    Income taxes payable                              211,000          40,000
   Current installments of long-term debt           1,941,000       1,878,000
                                                  -------------   ------------
     Total current liabilities                      7,148,000       7,320,000

Long-term debt, excluding current installments      9,512,000       9,183,000
Deferred income taxes                               2,360,000       2,057,000
Minority interest                                       -               1,000
Stockholders' equity:
   Common stock of $.01 par value.
   Authorized, 20,000,000; issued and outstanding
   6,746,000 as of April 30, 1997 and
   6,736,000 as of January 31, 1997                   67,000           67,000
   Additional paid-in capital                     10,588,000       10,577,000
   Retained earnings                               6,739,000        6,091,000
                                                 --------------   ------------
     Total stockholders' equity                   17,394,000        16,735,000
                                                 --------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 36,414,000     $  35,296,000
                                                 ==============   ============

See accompanying notes to Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited) for the Three Months Ended April 30, 1997 and 1996


                                                       1997           1996
                                                   -----------   ------------
Revenues                                         $  13,153,000  $  11,149,000

Cost of sales                                        9,589,000      8,429,000
                                                   -----------   ------------
     Gross profit                                    3,564,000      2,720,000
Selling, general and administrative expense          2,125,000      1,832,000
                                                    -----------   ------------
     Operating income                                1,439,000        888,000

Other income (expense):
   Interest expense, net                              (262,000)      (255,000)
   Other                                                (1,000)          2,000
                                                    -----------   ------------
     Total other expense                              (263,000)      (253,000)
                                                    -----------   ------------
Income from continuing operations before
  income taxes and minority interest                  1,176,000        635,000

Income taxes                                            529,000        286,000
                                                    -----------   ------------

Income from continuing operations before
  minority interest                                     647,000        349,000

Minority interest in the loss of
  consolidated subsidiary                                 1,000          4,000
                                                     -----------   -----------

Income from continuing operations                       648,000        353,000

Loss from discontinued operations,
  net of income taxes                                      -           (15,000)
                                                    ------------  ------------
Net income                                            $ 648,000    $   338,000
                                                    ===========   ============

Primary and fully diluted income per common share
Continuing operations                                      0.10           0.05
Discontinued operations, net of income taxes                -               -
                                                     -----------   ------------
Total                                                $     0.10     $     0.05
                                                     ===========   ============

Weighted average number of common shares and
  common stock equivalents outstanding                6,742,000      6,676,000
                                                     ===========   ============

See accompanying notes to Consolidated Financial Statements.


NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ending April 30, 1997 and 1996


                                                       1997           1996
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                $  648,000    $  353,000

Adjustments to reconcile income from continuing
 operations to net cash provided by
 operating activities:
    Depreciation and amortization                     539,000        581,000
    Provision for losses on receivables                52,000         40,000
    Deferred income taxes                             270,000        173,000
    Net changes in assets and liabilities, net:
      Accounts receivable                             304,000       (955,000)
      Inventories                                    (133,000)      (318,000)
      Prepaid expenses                                 17,000         49,000
      Other assets                                    (78,000)        11,000
      Accounts payable                             (1,159,000)        86,000
      Accrued expenses                                753,000        279,000
      Undistributed loss of affiliate                  (1,000)        (4,000)
      Income taxes                                    171,000         33,000
                                                   ------------   ------------
  Net cash provided by continuing operations        1,383,000        328,000
      Loss from discontinued operations                 -            (15,000)
                                                    ------------   ------------
  Net cash provided by operating activities         1,383,000        313,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment            (710,000)      (667,000)
                                                   ------------   ------------
  Net cash used for investing activities             (710,000)      (667,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                          860,000        800,000
Repayments of current and long-term debt             (468,000)      (428,000)
Proceeds from stock options exercised                  11,000         32,000
                                                   ------------   ------------
  Net cash provided by financing activities           403,000        404,000
                                                   ------------   ------------

Net increase in cash                                1,076,000         50,000
Beginning cash balance                              1,204,000      1,949,000
                                                   ------------   ------------

ENDING CASH BALANCE                              $  2,280,000    $ 1,999,000
                                                   ============   ============

See accompanying notes to Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements April 30, 1997

1. In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1997.

2. The statements presented as of and for the three-month period ended April 30, 1997 and 1996 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year.

5. Primary income per share for the three-month period ended April 30, 1997, was computed on the weighted average number of shares of common stock and stock equivalents (stock options) outstanding. The effect of stock options on the fully diluted calculations was either immaterial or antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning per Share", which is required to be adopted on December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 will have no material effect on the calculation of earnings per share for the three-month period ended April 30, 1997.

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


8. Cash paid for interest and taxes for the three months ended April 30, 1997 was $240,000 and $67,000 respectively. Cash paid for interest and taxes for the three months ended April 30, 1996 was $181,000 and $93,000 respectively.

9. Minority interest in the Registrant's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. in December 1995. Profits and losses are allocated 65% to NQA-USA, Inc. and 35% to National Quality Assurance, Ltd.

10. In January 1997, the Registrant, after considering the highly competitive and unreliable nature of the business and the inability to operate at profitable levels, elected to discontinue and abandon its Environmental Services segment. All historical data has been restated to reflect this discontinued operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the first quarter ended April 30.


RESULTS OF OPERATIONS
REVENUES
Quarter ended April 30
(DOLLARS IN THOUSANDS)             1997   % Change       1996
                              ========= ========== ==========

Technical Services              $10,237      13.6%     $9,012
Registration Services               736      35.8%        542
Technical Staffing                2,180      36.7%      1,595
                              ---------            ----------
   Total Revenues               $13,153      18.0%    $11,149
                              =========            ==========

For the three months ended April 30, 1997, consolidated revenues increased by $2,004,000 or 18.0% when compared to the same period in 1996. In 1997, the technical services segment revenues increased due to increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors as well as an increase in outsourcing of testing and engineering services.

Revenues in the Technical Staffing segment increased $585,000 due to increases in the expanding Information Technology (IT) portion of its business and the continuing success of its strategic alliances with a major technical staffing company.

Revenues in the Registration Services segment increased $219,000 as a result of continuing marketing efforts and an increase in demand by U.S. companies for ISO 9000 certification.

It is anticipated by the Registrant that revenues in the Technical Services and Technical Staffing segments will continue to increase through fiscal 1998. The Registrant also anticipates that revenues in the Registration Services segment will continue to grow moderately through 1998.

GROSS PROFIT
Quarter ended April 30
(DOLLARS IN THOUSANDS)             1997   % Change      1996
                              ========= ========== =========

Technical Services               $2,845      30.5%    $2,180
  % to segment revenue            27.8%                24.2%
Registration Services               225      20.3%       187
   % to segment revenue           30.6%                34.5%
Technical Staffing                  494      39.9%       353
  % to segment revenue            22.7%                22.1%
Total Gross Profit               $3,564      31.0%    $2,720
 % to total net revenue           27.1%                24.4%

Total gross profit for the period ended April 30, 1997 increased by $844,000 as a result of increased revenues in 1997 compared to 1996. Gross profit as a percentage of net revenues in 1997 also increased when compared to the same period in 1996. This increase was due primarily to the success of the Registrant in obtaining more profitable fixed price contracts in its Technical Services and Technical Staffing segments and the success of its continuing cost containment programs in these segments.

 SELLING, GENERAL & ADMINISTRATIVE

Quarter ended April 30
(DOLLARS IN THOUSANDS)           1997    % Change     1996
                             =========  =========== ========

Technical Services             $1,487        7.8%   $1,379
  % to segment revenue          14.5%                15.3%
Registration Services             209       32.3%      158
   % to segment revenue         28.4%                29.2%
Technical Staffing                395       49.6%      264
  % to segment revenue          18.1%                16.6%
Corporate                          34        9.7%       31
Total S G & A                  $2,125       16.0%   $1,832
 % to total net revenue         16.2%                16.4%

Total selling, general and administrative expenses increased by $293,000 for the quarter ended April 30, 1997 when compared to the same period in 1996. This increase was due primarily to the increase in revenues in addition to the opening of two new marketing offices in the Registrant's Technical Staffing segment. Selling, general and administrative expenses decreased slightly as a percentage of net revenue due to the success of the Registrant's continuing cost containment activities. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

INTEREST EXPENSE

Net interest expense increased $7,000 in the first quarter ending April 30, 1997 when compared to the same period in 1996. This increase was principally due to slightly higher average debt balances offset to some extent by lower interest rates.

INCOME TAXES

The income tax provisional rate for the first quarters of 1997 and 1996 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the first quarter ending April 30, 1997 was higher than the same period in 1996 due to the increase in income before taxes. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account.

DISCONTINUED OPERATIONS

The loss from discontinued operations represents the operating results of the Registrant's Environmental Services segment prior to its discontinuance in fiscal 1997 and estimated future shutdown expenses.

NET INCOME

The increase in net income in the first quarter ending April 30, 1997 compared to the same period in 1996 was due to increased revenues and higher gross profit margins.

BUSINESS ENVIRONMENT

During the course of the last fiscal year, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, seems to have stabilized and, in some areas, shows signs of strengthening. Various major prime government contractors have won significant development contracts which increases the market for the Registrant's Technical Services segment. During the period of uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry's merger activities and ultimate downsizing. In addition, increased activity in commercial satellite and launch vehicles has increased demand for component and systems testing. As the demand for nuclear staff augmentation has decreased, the Registrant has aggressively pursued additional business in the growing Information Technology ("IT") portion of its Technical

Staffing segments business. The Registrant supplies "IT" professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. Also, the Registrant continues to pursue ISO registration business through its Registration Services segment as demand for these services continues to increase as more companies must compete for business in the global market place. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter ended April 30, 1997, cash provided by operations increased by $1,070,000 when compared to the same period in 1996. Major items contributing to this increase were significant increases in net income and accounts payable offset by increases in inventory and deferred income tax balances.

Net cash used in investing activities in the three-month period ended April 30, 1997 increased $43,000 over the same period in 1996. The Registrant anticipates that its capital spending level in fiscal 1998 will be about the same as fiscal 1997. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

In the three-month period ended April 30, 1997, net cash provided by financing activities consisted of increases in bank term loans and lines of credit of $860,000 and proceeds from the exercise of stock options of $11,000, offset by debt reduction on short term and long term debt of $468,000. Long term debt increased $329,000 for the quarter due to new borrowings in excess of regularly scheduled payments on long-term debt. In May 1997, the Registrant paid off its revolving lines of credit and term loans with Bank of America NT & SA and replaced them with a new $6,000,000 revolving line of credit with Sanwa Bank California at an interest rate of prime plus 0.5%,which expires on August 1, 1998, and is in the process of being extended to August 1, 1999, and a $3,250,000 term loan with Sanwa Bank California at an interest rate of prime plus 0.75% which matures on May 1, 2002. In addition, the Registrant has entered into an agreement with Sanwa Bank California for a $2,000,000 equipment line of credit which matures on February 1, 2003 with interest only payments through January 31, 1998. This line will be used to retire the existing leases outstanding with Bank of America NT & SA which were approximately $1,170,000 at May 31, 1997, and to finance a portion of future requirements.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations, plus the new revolving lines of credit. The Registrant's bank revolving lines of credit, which as of April 30, 1997 aggregated $6,000,000 for short-term liquidity needs, had $45,000 available. Due to the aforementioned new debt agreements, the Registrant now has approximately $2,600,000 available on its new $6,000,000 revolving line of credit, as of May 31, 1997.

FORWARD-LOOKING INFORMATION

Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward- looking" information (as defined in the Private Securities Litigation and Reform Act of 1995) that involve risk and uncertainties inherent in the Registrant's business. Actual outcomes are dependent upon the Registrant's successful performance of internal plans, customer changes in short range and long range plans, competition in the Registrant's service areas and pricing, continued acceptance of new services, performance issues with key customers and general economic risks and uncertainties.

PART II.  OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            During the quarter ended April 30, 1997 the registrant did not file a current report on Form 8-K

            Exhibit 10.6 Credit Agreement between Sanwa Bank California and NTS Technical Systems dated April 30, 1997.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date:       June 6, 1997      By: /s/ Lloyd Blonder
                                          LLOYD BLONDER
                                    Senior Vice President
                                    Chief Financial Officer

                                     (Signing on behalf of the
                                       registrant and as principal
                                    financial officer)


                                       12
                                  Page 12 of 76

                                 Exhibit Index

          Exhibit No.         Description                  Page No.
          -----------         --------------               ---------

          Exhibit 10.6    Credit Agreement between
                          Sanwa Bank California and
                          NTS Technical Systems dated
                          April 30, 1997                      14

          Exhibit 27      Financial Data Schedule             76
































[LOGO]
Sanwa Bank California


                             MASTER CREDIT AGREEMENT


      This MASTER CREDIT AGREEMENT (the "Agreement") is made and entered into this 30th day of April, 1997 by and between SANWA BANK CALIFORNIA (the "Bank") and NTS TECHNICAL SYSTEMS (the "Borrower"), on the terms and conditions provided herein. This Agreement consists of this agreement and the following Schedules/Exhibits:


                                    RECITALS

      A. The Borrower is indebted to the Bank, together with Bank of America National Trust and Savings Association ("BofA") in connection with several credit facilities including a $6,000,000 line of credit and a term loan with an original principal balance of $5,000,000.

      B. The Borrower is also indebted to the Bank alone for a term loan evidenced by a Term Loan Agreement dated as of January 31, 1995 in the original principal amount of $1,000,000 (the "1995 Term Loan").

      C. The Borrower desires to reconfigure the obligations described in Recital A above by paying off BofA, restructuring such obligations as loans from the Bank alone, re-state the terms of the 1995 Term Loan, and provide the basis for the Bank to make future loans to the Borrower on the general terms stated in the Master Loan Agreement and the specific terms as stated in one or more addenda to this Agreement.


                                    AGREEMENT

1.  DEFINITIONS

    1.1 CERTAIN DEFINED TERMS. Unless elsewhere defined in this Agreement, the following terms shall have the following meanings (such meanings to be generally applicable to the singular and plural forms of the terms defined):

            "Account" means all accounts and chattel paper, whether now owned or hereafter created or acquired by the Borrower or in which the Borrower may now have or hereafter acquire any interest.

            "Account Debtor" means the person or entity obligated to the Borrower upon an account.



            "Advance" means an advance to the Borrower under the Line of Credit.

            "Affiliate" means any Person, corporation, association, partnership, joint venture or other business entity of which more than 25% of the voting stock or other equity interests (in the case of entities other than corporations), is owned or controlled directly or indirectly by the Borrower, or one or more of the Subsidiaries of the Borrower, or any corporation, association, partnership, joint venture, other Person or combination of the foregoing who, jointly, owns or controls, directly or indirectly, more than 25% of the voting stock of the Borrower, or a combination thereof.

            "Bank Expenses" means and includes all costs and expenses required to be paid by the Borrower under the Loan Documents which are paid or advanced by the Bank; taxes and insurance premiums of every kind and nature of the Borrower which are paid or advanced by the Bank; filing, recording, publication and search fees paid or incurred by the Bank in connection with the transactions contemplated under the Loan Documents; cost and expenses incurred by the Bank in collecting the Accounts (with or without suit), to correct any default or enforce any provision under the Loan Documents, or in gaining possession of, maintaining, handling, preserving, storing, shipping, appraising, selling, preparing for sale and/or advertising to sell the Collateral, whether or not a sale is consummated; costs and expenses of suit incurred by the Bank in enforcing or defending the Loan Documents or any portion thereof; and reasonable attorney's fees and expenses incurred by the Bank in advising, structuring, drafting, reviewing, amending, terminating, enforcing, defending, or concerning the Loan Documents, or any portion thereof or any agreement related thereto, whether or not suit is brought.

            "Business Day" means a day other than a Saturday or Sunday on which commercial banks are open for business in Los Angeles, California.

            "Collateral" means the property described in Section 2.1, together with any other personal or real property in which the Bank may be granted a lien or security interest to secure payment of the Obligations.

            "Debt" means all liabilities of the Borrower less Subordinated
      Debt.

            "Default Interest Rate" means the greater of three percent (3.0%) in excess of the rate otherwise payable under the respective Loan Document.




            "Effective Tangible Net Worth" means the Borrower's stated net worth plus Subordinated Debt but less all intangible assets of the Borrower (i.e., goodwill, trademarks, patents, copyrights, organization expense, loans to Affiliates, officers and employees, and similar intangible items).

            "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law or for release or injury to the environment or threat to public health, personal injury (including sickness, disease or death), property damage, natural resources damage, or otherwise alleging liability or responsibility for damages (punitive or otherwise), cleanup, removal, remedial or response costs, restitution, civil or criminal penalties, injunctive relief, or other type of relief, resulting from or based upon (a) the presence, placement, discharge, emission or release (including intentional and unintentional, negligent and non-negligent, sudden or non-sudden, accidental or non-accidental placement, spills, leaks, discharges, emissions or releases) of any Hazardous Material at, in, or from Property, whether or not owned by the Borrower, or (b) any other circumstances forming the basis of any violation, or alleged violation, of any Environmental Law.

            "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters; including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA), the Clean Air Act, the Federal Water Pollution Control Act of 1972, the Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Emergency Planning and Community Right-to-Know Act, the California Hazardous Waste Control Law, the California Solid Waste Management, Resource, Recovery and Recycling Act, the California Water Code and the California Health and Safety Code.

            "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, including (unless the context otherwise requires) any rules or regulations promulgated thereunder.

            "Equipment" means as defined in Section 2.1(f).

            "Event of Default" means each of those events described in Subsection entitled Events of Default, which have not been waived by the Bank in writing, after giving of any required notice and expiration of any applicable grace period expressly provided therein.


            "Expiration Date" means the date all Indebtedness of the Borrower under the Loan Documents has been paid in full and the Bank has no further commitment to make any further extension of credit to the Borrower.

            "GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the accounting profession), or in such other statements by such other entity as may be in general use by significant segments of the U.S. accounting profession, which are applicable to the circumstances as of the date of determination.

            "Guarantor" means each of National Technical Systems, Inc., a California corporation, Acton Environmental Testing Corporation, Massachusetts corporation, Approved Engineering Laboratories, Inc., a California corporation , Wise and Associates, Inc., a Texas corporation, S & W Technical Services, Inc., a Florida corporation, PECS (OA) North America, Inc. a Massachusetts corporation, and NTS Products, a California corporation, ETCR, a California corporation, and National Technical Systems - Certification Services, a Delaware California corporation.

            "Guaranty" means the Guaranty, if any, described in Section 2.2.

            "Hazardous Materials" means all those substances which are regulated by, or which may form the basis of liability under, any Environmental Law, including all substances identified under any Environmental Law as a pollutant, contaminant, hazardous waste, hazardous constituent, special waste, hazardous substance, hazardous material, or toxic substance, or petroleum or petroleum derived substance or waste.

            "Indebtedness" means, with respect to the Borrower, (i) all indebtedness for borrowed money or for the deferred purchase price of property or services in respect of which the Borrower is liable, contingently or otherwise, as obligor, guarantor or otherwise, or in respect of which the Borrower otherwise assures a creditor against loss and (ii) obligations under leases which shall have been or should be, in accordance with generally accepted accounting principles, reported as capital leases in respect of which the Borrower is liable, contingently or otherwise, or in respect of which the Borrower otherwise assures a creditor against loss.

            "Inventory" means as defined in Section 2.1(b).


            "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, deposit arrangement, security interest, encumbrance (including but not limited to, easements, rights of way, zoning restrictions and the like), lien (statutory or otherwise), preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever, including, without limitation, any conditional sale or other title retention agreement, the interest of a lessor under a capital lease, and the filing of any financing statement (other than a financing statement filed by a "true" lessor pursuant to the Uniform Commercial Code) naming the owner of the asset to which such Lien relates as debtor, under the Uniform Commercial Code or other comparable Law of any jurisdiction.

            "Loan Document" means this Agreement, each Schedule, Exhibit and Addenda hereto, the Guarantees and the other security agreements, financing statements and other agreements between the Borrower and the Bank relating to the Obligations.

            "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, any of (a) the operations, business, properties, condition (financial or otherwise) or prospects of the Borrower taken as a whole; (b) a material impairment of the ability of the Borrower to perform under any Loan Document and avoid any Event of Default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability of any Loan Document.

            "Obligations" means, as of the date the same is to be determined, all of the Borrower's obligations under the Loan Documents including principal and all accrued and unpaid interest and all other costs and expenses (including, but not limited to, Bank Expenses) then due and owing by the Borrower.

            "Ordinary Course of Business" means, in respect of any transaction involving the Borrower, the ordinary course of the Borrower's business, as conducted by the Borrower in accordance with past practice and undertaken by the Borrower in good faith and not for purposes of evading any covenant or restriction in any Loan Document.

            "Permitted Liens" means:

                  (1) liens and security interests securing indebtedness owed by the Borrower to the Bank;


                  (2) liens for taxes, assessments or similar charges either not yet due or which are being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, and with respect to which adequate reserves or other appropriate provisions are being maintained in accordance with the provisions of GAAP and enforcement thereof is stayed;

                  (3) liens of materialmen, mechanics, warehousemen, or
            carriers or other like liens arising in the Ordinary Course of Business and securing obligations which are not yet delinquent;

                  (4) purchase money liens or purchase money security
            interests upon or in any property acquired or held by the Borrower in the Ordinary Course of Business to secure
            Indebtedness outstanding on the date hereof or permitted to be incurred under Section 7 hereof; and

                  (5) liens and security interests which, as of the date
            hereof, have been disclosed to and approved by the Bank in writing; and

            "Proceeds" means as defined in Section 2.1.

    1.2 ACCOUNTING TERMS. All references to financial statements, assets, liabilities, and similar accounting items not specifically defined herein shall mean such financial statements or such items prepared or determined in accordance with GAAP consistently applied and, except where otherwise specified, all financial data submitted pursuant to this Agreement shall be prepared in accordance with such principles.

    1.3 OTHER TERMS. Other terms not otherwise defined shall have the meanings attributed to such terms in the California Uniform Commercial Code.


2.  COLLATERAL AND GENERAL LOAN TERMS

    2.1 THE COLLATERAL. To secure payment and performance of all the Borrower's Obligations under this Agreement and all other liabilities, loans, guarantees, covenants and duties owed by the Borrower to the Bank, whether or not evidenced by this or by any other agreement, absolute or contingent, due or to become due, now existing or hereafter and howsoever created, the Borrower hereby grants the Bank a security interest in and to all of the following property:

         (a) all accounts, deposit accounts, contract rights, chattel paper, instruments, documents, general intangibles and all rights to payment of every kind now existing or hereafter arising;

         (b) all inventory, goods held for sale or lease or to be furnished under contract of service, or goods so leased or furnished, raw


                                          -6-
      materials, components parts, work in progress and other materials used or consumed in the Borrower's business, now or at any time hereafter owned or acquired by the Borrower ("Inventory"), wherever located, and all products thereof, whether in the possession of the Borrower, any warehouseman, any bailee or any other person and whether located at Borrower's places of business or elsewhere;

         (c) all warehouse and other receipts, bills of sale, bills of lading and other documents of every kind (whether or not negotiable) in which Borrower now has or at any time hereafter acquires any interest, and all additions and accessions thereto, including without limitation, all bills of lading concerning any other Collateral subject hereto and all warehouse and other receipts concerning any such other Collateral which is in the possession or custody of the Borrower, any bailee or any other person for any purpose.

         (d) all money and property heretofore, now or hereafter delivered to or deposited with, or otherwise coming into the possession, custody or control of the Bank, in any manner of for any purpose whatsoever during the existence if this Agreement and whether held in a general or special account or deposit for safekeeping or otherwise;

         (e) all right, title and interest of the Borrower under licenses, guarantees, warranties, management agreements, marketing or sales agreements, escrow contracts, indemnity agreements, insurance policies, service agreements, maintenance agreements and other similar contracts of every kind in which the Borrower now has or at any time hereafter shall have an interest;

         (f) all goods, tools, machinery, furnishings, furniture, equipment and fixtures of every kind now owned or hereafter acquired, by the Borrower and all appliances and parts therefore, and all improvements, replacements, accessions and additions thereto, whether located on any property owned or leased by the Borrower or elsewhere, including without limitation, any of the foregoing now or at any time hereafter located at or installed on the land or in the improvements at any of the real property owned or leased by the Borrower, and all such goods after they have been severed and removed from any of said and removed from said real property ("Equipment"); and

         (g) all trademarks and trademark applications, trade names, trade secrets, business names, patents and patent applications, licenses, copyrights and copyright applications, software, registrations and franchise rights of the Borrower, and, in each case, all goodwill associated therewith, and all books, records, client lists and account information, ledger cards, files, correspondence, computer programs, tapes, disks and related data processing software that at any time evidence or contain information relating to any of the Collateral or are otherwise necessary or helpful in the collection thereof or realization thereupon;

                                          -7-
together with whatever is receivable or received when any of the foregoing or the proceeds thereof are sold, leased, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, including without limitation, all rights to payment, including returned premiums with respect to any insurance relating to any of the foregoing, and all rights to payment with respect to any cause of action affecting or relating to any of the foregoing (hereinafter called "Proceeds"). The Bank's security interest in the Collateral shall be a continuing lien and shall include the proceeds and products of the Collateral including, but not limited to, the proceeds of any insurance thereon.

    2.2 GUARANTIES. Borrower's payment of all Obligations and its full and timely performance of the terms and conditions of the Agreement shall be jointly and severally guaranteed in writing, in form and substance satisfactory to the Bank (each a "Guaranty") by each Guarantor.

    2.3 NATURE AND PLACE OF PAYMENTS. All payments made on account of the Obligations shall be made without setoff or counterclaim in lawful money of the United States of America in either immediately available or next day available funds, free and clear of and without deduction for any taxes, fees or other charges of any nature whatsoever imposed by any taxing authority (other than California and United States income tax payable by the Bank), and must be received by Bank by 2:00 p.m. (California time) on the day of payment, it being expressly agreed and understood that if payment is received by the Bank after 2:00 p.m. (California time), such payment will be considered to have been made been made on the next succeeding Business Day and interest thereon shall be payable at the then applicable rate during such extension. If any payment required to be made by the Borrower hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest thereon shall be payable at the then applicable rate during such extension. All payments required to be made hereunder shall be made to the office of the Bank designated for the receipt of notices in Section 10.3 below or such other office as Bank shall from time to time designate.

    2.4 AUTHORIZATION TO CHARGE. The Borrower hereby authorizes the Bank, if and to the extent payment of any of the Borroer's [sic] Obligations owed to the Bank is not made when due, to charge, from time to time, against any or all of the Borrower's deposit accounts with the Bank any amount so due.


3.  CONDITIONS OF LENDING

    3.1 CONDITIONS PRECEDENT TO THE INITIAL ADVANCE. This Agreement is subject to the conditions precedent that the Bank shall have received before the date of such initial Advance and such first extension of credit all of the following:

         (a) Evidence, satisfactory to the Bank, that the execution, delivery and performance by the Borrower of this Agreement and any document, instrument or agreement required hereunder have been duly authorized.

                                          -8-

         (b) The Guaranties required pursuant Sections 2.2 together with evidence that the execution, delivery and performance by signatory thereto has been duly authorized.

         (c) A UCC-1 financing Statement, executed by the Borrower, describing the Collateral, together with such evidence as the Bank may require evidencing the due recordation of such statement as a lien of first priority.

         (d) Evidence satisfactory to the Bank that the Bank's security interest in the Collateral has been properly perfected and is of first priority.

         (e) Such other evidence as the Bank may request to establish the consummation of the transaction contemplated hereunder and compliance with the conditions of this Agreement.

    3.2 CONDITIONS PRECEDENT TO ALL EXTENSIONS OF CREDIT. The obligation of the Bank to make each extension of credit to or on account of the Borrower (including the first extension of credit) shall be subject to the further conditions precedent that, on the date of each extension of credit and after the making of such extension of credit:

         (a) The representations contained in Section 4 and in any other Loan Document, instrument or certificate delivered to the Bank hereunder are correct.

         (b) No event has occurred and is continuing which constitutes, or, with the lapse of time or giving of notice or both, would constitute an Event of Default.

         (c) The security interest in the Collateral has been duly authorized, created and perfected with first priority and is in full force and effect.

      The Borrower's acceptance of the proceeds of each extension of credit in connection with this Agreement shall be deemed to constitute the Borrower's representation and warranty that all of the above statements are true and correct.

4.  REPRESENTATIONS AND WARRANTIES

    The Borrower hereby makes the following representations and warranties to the Bank, which representations and warranties are continuing:

    4.1 STATUS. The Borrower is a California corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of California; has the power and authority and all governmental licenses, authorizations, consents and approvals to own its assets, carry on its business and to execute, deliver, and perform its obligations under, the Loan Documents; is duly qualified as a foreign corporation, licensed and in good

                                          -9-
standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification; and is in compliance with all applicable laws and regulations; except, in each case referred to in last two clauses, to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

    4.2 AUTHORITY. The execution, delivery and performance by the Borrower of this Agreement, each and every Loan Document, and any instrument, document or agreement required hereunder have been duly authorized and do not and will not:

         (a) violate any provision of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having application to the Borrower;

         (b) result in a breach of or constitute a default under any material indenture or loan or credit agreement or other material agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected; or

         (c) require any consent or approval of its stockholders or violate any provision of its articles of incorporation or by-laws, if the Borrower is a corporation;

    4.3 GOVERNMENTAL AUTHORIZATION. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any governmental authority is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Borrower of this Agreement or any other Loan Document.

    4.4 NO CONFLICT. Borrower's execution, delivery and performance of each Loan Document to which it is party, does not and will not (i) to the best of Borrower's knowledge, after due and diligent inquiry, interfere with any contractual right of any Person or conflict with, result in a breach of or constitute (with or without notice or lapse of time or both) a default under any Requirement of Law or contractual obligation of Borrower, or require termination of any contractual obligation, the consequences of which violation, breach or default or termination, are likely to have a Material Adverse Effect on the ability of Borrower to perform its obligations under any Loan Document, or (ii) result in or require the creation or imposition of any Lien, other than Permitted Liens, upon any of the properties or assets of Borrower (other than Liens in favor of Bank arising pursuant to the Loan Documents).

    4.5 LEGAL EFFECT. This Agreement and each Loan Document constitutes, and any instrument, document or agreement required hereunder when delivered hereunder of thereunder will constitute, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms.

                                          -10-

    4.6 COLLATERAL. With respect to all of the Collateral, (i) the Borrower is the sole owner of the Collateral (or, in the case of after-acquired Collateral, at the time the Borrower acquires rights in the Collateral, will be the sole owner thereof); (ii) all information heretofore, herein or hereafter supplied to Bank by or on behalf of the Borrower with respect to the Collateral is accurate and complete; and (iii) except for security interests in favor of Bank, no person has (or, in the case of after-acquired Collateral, at the time the Borrower acquires rights therein, will have) any right, title, claim or interest (by way of security interest or other lien or otherwise) in, against or to the Collateral.

    4.7 FICTITIOUS TRADE STYLES. The Borrower does not use any fictitious trade style or name in connection with its business operations other than:

                           NATIONAL TECHNICAL SYSTEMS

The Borrower shall notify the Bank not less than 30 days prior to effecting any change in the matters described below or prior to using any other fictitious trade style at any future date, indicating the trade style and state(s) of its use.

    4.8 FINANCIAL STATEMENTS. All financial statements, information and other data which may have been or which may hereafter be submitted by the Borrower to the Bank are true, accurate and correct and have been or will be prepared in accordance with GAAP consistently applied and accurately represent the financial condition or, as applicable, the other information disclosed therein. Since the most recent submission of such financial information or data to the Bank, the Borrower represents and warrants that no in the Borrower's financial condition or operations has occurred which would have a Material Adverse Effect and which has not been fully disclosed to the Bank in writing.

    4.9 LITIGATION. There is no action, suit, proceeding, governmental investigation or arbitration, at law or in equity, before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, pending, or to the best knowledge of Borrower, threatened against Borrower which could reasonably be expected (i) to result in any Material Adverse Effect; (ii) to have a Material Adverse Effect the ability of Borrower to perform its obligations under any of the Loan Documents; or (iii) to have a Material Adversely Effect the ability of borrower to perform its obligations to Bank or Bank's ability to enforce such obligations. Borrower is not (i) in violation of any applicable law which violation has or is likely to have a Material Adverse Effect; or (ii) subject to or in default with respect to any final judgment, writ, injunction, decree, rule or regulation of any court or Governmental Authority which has or is likely to have a Material Adverse Effect. There is no action, suit, proceeding or investigation pending or, to the best knowledge of Borrower, threatened against or affecting Borrower challenging the validity or the enforceability of any of the Loan Documents.


                                      -11-

   4.10 TITLE TO ASSETS. The Borrower has good and marketable title to all of its assets (including, but not limited to, the Collateral) and the same are not subject to any security interest, encumbrance, lien or claim of any third person except for Permitted Liens.

   4.11 ERISA. If the Borrower has a pension, profit sharing or retirement plan subject to ERISA (each a "Plan"), such Plan is in substantial compliance with ERISA, and no "prohibited transaction" (as defined in Section 4975 of the Internal Revenue Code) has occurred with respect to any Plan. Borrower warrants that it will fund the Plans in accordance with its terms, meet all requirements of ERISA, furnish Bank with a copy of the annual information report furnished to the IRS, and direct the administrator(s) of the Plans to give notice to Bank of all information disseminated to participants in the Plans.

   4.12 TAXES. All tax or information returns and reports of Borrower required to be filed, the failure of which to file has or is likely to have a Material Adverse Effect, have been timely filed, and all taxes, assessments, fees and other governmental charges thereupon and upon their respective properties, assets, income and franchises which are due and payable, the failure of which to pay when due and payable has or is likely to have a Material Adverse
Effect, have been paid when due and payable. Borrower does not have any knowledge of any proposed tax assessment against it that is likely to have a Material Adverse Effect, which is not being actively contested in good faith by Borrower.

   4.13 NONCONTRAVENTION. No contractual obligation to which Borrower is a party, or by which any of its properties is bound or to which any of its properties is subject, restricts it from granting to the Bank a security interest in the Collateral.

   4.14  ENVIRONMENTAL MATTERS.   The operations of the Borrower complies, and
during the term of this Agreement will at all times comply, in all respects with all Environmental Laws; the Borrower has obtained all licenses, permits, authorizations and registrations required under any Environmental Law ("Environmental Permits") and necessary for its Ordinary Course of Business, all such Environmental Permits are in good standing, and the Borrower is in compliance with all material terms and conditions of such Environmental Permits; neither the Borrower nor any of its present property or operations is subject to any outstanding written order from or agreement with any governmental authority nor subject to any judicial or docketed administrative proceeding, respecting any Environmental Law, Environmental Claim or Hazardous Material; there are no Hazardous Materials or other conditions or circumstances existing, or arising from operations prior to the date of this Agreement, with respect to any property of the Borrower that would reasonably be expected to give rise to Environmental Claims; provided, however, that with respect to property leased from an unrelated third party, the foregoing representation is made to the best knowledge of the Borrower. In addition,
(i) the Borrower does not have any underground storage tanks (x) that are not properly registered or permitted under applicable Environmental Laws, or (y)

                                      -12-
that are leaking or disposing of Hazardous Materials off-site, and (ii) the Borrower has notified all of their employees of the existence, if any, of any health hazard arising from the conditions of their employment and have met all notification requirements under Title III of CERCLA and all other Environmental Laws.

   4.15 SUBSEQUENT FUNDING REPRESENTATIONS AND WARRANTIES. In order to induce Bank to enter into this Agreement and to make the Advances, Borrower hereby represents and warrants to the Bank as of the date hereof that the statements set forth in Section 4 above are true, correct and complete in all material respects on and as of the date of each Advance (except with respect to such representations and warranties which speak as of a specific time which shall be true and correct as of such time).


5.  FINANCIAL COVENANTS AND REPORTING.

    5.1 REPORTING AND CERTIFICATION REQUIREMENTS. The Borrower promises and agrees, during the term of the Agreement and until full payment of all of Borrower's Obligations, to deliver or cause to be delivered to the Bank in form and detail satisfactory to the Bank:

         (a) As soon as available but not later than 120 days after the end of each of the Borrower's fiscal years:

              (1) a copy of the consolidated and consolidating balance sheet of National Technical Systems, Inc. ("NTS"), as of the end of such fiscal year and the related statements of income, shareholders' equity and cash flows for such fiscal year, audited by a certified public accountant satisfactory to the Bank and containing such accountant's unqualified opinion;

              (2)  a copy of the NTS's most recent 10-K; and

              (3) an officer certificate in the form attached as Exhibit "A" with proper insertions certifying as to the matters set forth therein.

         (b) As soon as available, but not later than 60 days after the end of each of the Borrower's fiscal quarters, a copy of the consolidated balance sheet of NTS (10Q) as of the end of such quarter and the related statements of income and cash flows for the period commencing on the first day of the fiscal year and ending on the last day of such quarter, prepared and certified by the Borrower as being complete and correct and fairly presenting the financial position and the results of operations of NTS.

         (c) within 30 days after the end of each fiscal quarter, an aging of the Borrower's accounts showing, for each account debtor as of the end of the month of the immediate preceding month, the amount owed by such

                                      -13-
      account debtor which is current, 1 to 30 days past due, 31 to 60 days past due, and over 60 days past due;

         (d) as soon as available but not later than 120 days after the end of each Guarantor's fiscal years (excluding NTS), a copy of such Guarantor's balance sheet as of the end of such fiscal year and the related statements of income, shareholders' equity and cash flows for such fiscal year, certified by the respective Guarantor as being complete and correct and fairly presenting the financial condition and the results of operations of the respective Guarantor.

         (e) promptly upon the Bank's request, such other information pertaining to the Borrower or the Collateral as the Bank may reasonably request.

    5.2 FINANCIAL CONDITION. The Borrower promises and agrees, during the term of the Agreement and until full payment of all of Borrower's Obligations, the Borrower will maintain:

         (a) A minimum Effective Tangible Net Worth of at least $15,750,000.00 increasing each fiscal quarter beginning with the fiscal quarter ending January 31, 1997 by the sum of (1) sixty percent (60%) of net profit after tax for such fiscal quarter less (2) dividends paid during such fiscal quarter.

         (b)  A ratio of Debt to Effective Tangible Net Worth of not more than
      1.50 to 1.0.

         (c) A ratio of cash plus accounts receivable to current liabilities of not less than 0.90 to 1.0.

         (d)  A Cash Flow Ratio of not less than 1.30 to 1.

      For purposes of this Section 5.2, the term "Cash Flow Ratio" means, as of the end of each fiscal quarter, the sum of (a) net profit after tax plus depreciation, amortization and similar non-cash expenditures, plus interest expense, plus increase in deferred income taxes less dividends for the four fiscal quarters then ending, divided by the sum of (b) the current portion of long term as of the end of such fiscal quarter plus interest expense and dividends for the four fiscal quarters then ending.

    5.3 ACCOUNTING RECORDS. The Borrower will maintain adequate books and records in accordance with GAAP consistently applied and in a manner otherwise acceptable to the Bank, and, at any reasonable time and from time to time, permit the Bank or any representative thereof to examine and make copies of the records and visit the properties of the Borrower and discuss the business and operations of the Borrower with any employee or representative thereof. If the Borrower shall maintain any records (including, but not limited to, computer generated records or computer programs for the generation of such records) in the possession of a third

                                      -14-
party, the Borrower hereby agrees to notify such third party to permit the Bank free access to such records at all reasonable times and to provide the Bank with copies of any records which it may request, all at the Borrower's expense, the amount of which shall be payable immediately upon demand. In addition, the Bank may, at any reasonable time and from time to time, conduct inspections and audits of the Collateral and the Borrower's accounts receivable and payable, the cost and expenses of which shall be paid by the Borrower to the Bank upon demand.


6.  GENERAL COVENANTS

      The Borrower covenants and agrees that, during the term of this Agreement, and so long thereafter as the Borrower is indebted to the Bank under this Agreement, the Borrower will, unless the Bank shall otherwise consent in writing:

    6.1 PRESERVATION OF EXISTENCE; COMPLIANCE WITH APPLICABLE LAWS. Maintain and preserve its existence and all rights and privileges now enjoyed; not liquidate or dissolve, merge or consolidate with or into, or acquire any other business organization; and conduct its business and operations in accordance with all applicable laws, rules and regulations.

    6.2 CHIEF EXECUTIVE - BUSINESS OFFICE. The Borrower shall keep its chief executive office and the office where it keeps its records concerning the Collateral, and the offices where it keeps all originals of all chattel paper which evidence accounts, at:

                   24007 Ventura Boulevard, Calabasas, California 91302

or any other location in the State of California; provided that the Bank receives written notice from the Borrower at least thirty (30) days prior to any move of the Borrower's chief executive office other than that above.

    6.3 COLLECTION OF ACCOUNTS. Except as otherwise provided in this Agreement, the Borrower shall continue to collect the accounts in accordance with its customary practice, all amounts due or to become due to the Borrower under the Accounts and, prior to the occurrence of an Event of Default, the Borrower shall have the right to adjust, settle or compromise the amount or payment of any account, or release wholly or partly any account debtor or obligor thereof, of allow any credit or discount thereon, all in accordance with its customary practices in the Ordinary Course of Business. All proceeds of Collateral shall be deposited in the a deposit account maintained with the Bank.

    6.4 MAINTENANCE OF INSURANCE. Maintain insurance in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which the Borrower operates and maintain such other insurance and coverages as may be required by the Bank. All such insurance shall be in form and amount and with companies satisfactory to the Bank. With respect to insurance covering the Collateral, such insurance shall name the Bank as loss payee pursuant to

                                      -15-
a loss payable endorsement satisfactory to the Bank and shall not be altered or canceled except upon 10 days' prior written notice to the Bank. Upon the Bank's request, the Borrower shall furnish the Bank with the original policy or binder of all such insurance.

    6.5  LOCATION AND MAINTENANCE OF EQUIPMENT.

         (a) Except as occurring in the Ordinary Course of Business, the Equipment shall at all times be in the Debtor's physical possession, shall not be held for sale or lease, and shall be kept only at the locations now or hereafter described in Exhibit B. The Borrower shall not secrete, abandon or remove, or permit the removal of, the Equipment, or any part thereof, from such location(s) or remove or permit to be removed any accessories now or hereafter placed upon the Equipment.

         (b) Upon the Bank's demand, the Borrower shall immediately provide the Bank with a complete and accurate description of the Equipment including, as applicable, the make, model, identification number and serial number of each item of Equipment. In addition, the Borrower shall immediately notify the Bank of the acquisition of any new or additional Equipment or the replacement of any existing Equipment and shall supply the Bank with a complete description of any such additional or replacement Equipment.

         (c) The Borrower shall, at the Borrower's sole cost and expense, keep and maintain the Equipment in a good state of repair and shall not destroy, misuse, abuse, illegally use or be negligent in the care of the Equipment or any part thereof. The Borrower shall not remove, destroy, obliterate, change, cover, paint, deface or alter the name plates, serial numbers, labels or other distinguishing numbers or identification marks placed upon the Equipment or any part thereof by or on behalf of the manufacturer, any dealer or rebuilder thereof, or the Bank. The Borrower shall not be released from any liability to the Bank hereunder because of any injury to or loss or destruction of the Equipment. The Borrower shall allow the Bank and its representatives free access to and the right to inspect the Equipment at all times and shall comply with the terms and conditions of any leases covering the real property on which the Equipment is located and any orders, ordinances, laws, regulations or rules of any federal, state or municipal agency or authority having jurisdiction of such real property or the conduct of the business of the persons having control or possession of the Equipment.

         (d) The Equipment is not now and shall not at any time hereafter be so affixed to the real property on which it is located as to become a fixture or a part thereof. The Equipment is now and shall at all times hereafter be and remain personal property of the Borrower.

    6.6  INVENTORY.

         (a) The Inventory is now and shall at all times hereafter be of good and merchantable quality and free from defects; is not now and shall not

                                      -16-
      at any time hereafter be stored with a bailee, warehouseman or similar party without the Bank's prior written consent; shall at all times be in the Borrower's physical possession; shall not be held by any other party on consignment, sale on approval, or sale or return; and, except as occurring in the Ordinary Course of Business, shall be kept only at the locations now or hereafter described in Exhibit B.

         (b) At any reasonable time and from time to time, allow Bank to have the right, upon demand, to inspect and examine inventory and to check and test the same as to quality, quantity, value and condition and the Borrower agrees to reimburse the Bank for the Bank's reasonable costs and expenses in so doing.

    6.7 PAYMENT OF OBLIGATIONS AND TAXES. Make timely payment of all assessments and taxes and all of its liabilities and obligations including, but not limited to, trade payables, unless the same are being contested in good faith by appropriate proceedings with the appropriate court or regulatory agency. For purposes hereof, the Borrower's issuance of a check, draft or similar instrument without delivery to the intended payee shall not constitute payment.

    6.8 TRANSFER ASSETS. Not, after the date hereof, sell, contract for sale, convey, transfer, assign, lease or sublet, any of its assets (including, but not limited to, the Collateral) except in the ordinary course of business as presently conducted by the Borrower and, then, only for full, fair and reasonable consideration.

    6.9 CHANGE IN NATURE OF BUSINESS. Not make any material change in its financial structure or the nature of its business as existing or conducted as of the date hereof.

   6.10 COMPENSATION OF EMPLOYEES. Compensate its employees for services rendered at an hourly rate at least equal to the minimum hourly rate prescribed by any applicable federal or state law or regulation.

   6.11 PAYMENT OF DIVIDENDS. Not declare or pay any dividends on any class of stock now or hereafter outstanding except (a) dividends payable solely in the Borrower's capital stock and (b) dividends not exceeding forty percent
(40%) of the after tax profit for the fiscal year most recently ended.

   6.12 REDEMPTION OR REPURCHASE OF STOCK. Not redeem or repurchase any class of the Borrower's stock now or hereafter outstanding.

   6.13 ADDITIONAL INDEBTEDNESS. Not, after the date hereof, create, incur or assume, directly or indirectly, any additional Indebtedness other than (i) Indebtedness owed or to be owed to the Bank or (ii) Indebtedness to trade creditors incurred in the Ordinary Course of Business.

   6.14 LOANS. Not make any loans or advances or extend credit to any third person, including, but not limited to, directors, officers, shareholders, partners, employees, affiliated entities and subsidiaries of the Borrower, except for credit extended in the Ordinary Course of Business as presently conducted.

   6.15 LIENS AND ENCUMBRANCES. Not create, assume or permit to exist any security interest, encumbrance, mortgage, deed of trust, or other lien (including, but not limited to, a lien of attachment, judgment or execution) affecting any of the Borrower's properties, or execute or allow to be filed any financing statement or continuation thereof affecting any of such properties, except for Permitted Liens or as otherwise provided in this Agreement.

   6.16 CAPITAL EXPENSE. Not make any fixed capital expenditure or any commitment therefor, including, but not limited to, incurring liability for leases which would be, in accordance with generally accepted accounting principles, reported as capital leases, or purchase any real or personal property in an aggregate amount exceeding $2,500,000.00 in any one fiscal year.

   6.17  NOTICE. Give prompt written notice to the Bank of:

         (a) any and all Events of Default or any event which, with the passage of time or the giving of notice or both, would constitute an Event of Default;

         (b) of any and all litigation, arbitration or administrative proceedings to which the Borrower is a party and in which the claim or liability exceeds $200,000.

         (c) any change in the Borrower's name or any action or event which may adversely affect Borrower's operations or its performance under this Agreement;

         (d) any change in Borrower's business or results of operations which would have a Material Adverse Effect; and

         (e)  upon, but in no event later than 10 days after, becoming aware of
      (i) any enforcement, cleanup, removal or other governmental or regulatory actions instituted, completed or threatened against the Borrower or any of its properties pursuant to any applicable Environmental Laws, (ii) all other Environmental Claims, and (iii) any environmental or similar condition on any real property adjoining or in the vicinity of the property of the Borrower that could reasonably be anticipated to cause such property or any part thereof to be subject to any restrictions on the ownership, occupancy, transferability or use of such property under any Environmental Laws.

   6.18 ENVIRONMENTAL LAWS. The Borrower shall conduct its operations and keep and maintain all of its property in compliance with all Environmental Laws and, upon the written request of the Bank, the Borrower shall submit to the Bank, at the Borrower's sole cost and expense, at reasonable intervals, a report providing an update of the status of any environmental, health or safety compliance, hazard or liability issue identified in any notice or report required pursuant to the immediate preceding Section.

   6.19 FURTHER ASSURANCES. Execute and deliver all instruments, and perform such acts, as the Bank may reasonably deem necessary or desirable to confirm and secure to the Bank all rights and remedies conferred upon them by this Agreement and all other documents related hereto.


7.  DEFAULT

    7.1 EVENTS OF DEFAULT. Any one or more of the following described events shall constitute an event of default (an "Event of Default") under this
Agreement:

         (a) NON-PAYMENT. The Borrower shall fail to pay any Obligations within ten (10) days of when due.

         (b) PERFORMANCE UNDER THIS AND OTHER AGREEMENTS. The Borrower shall fail in any material respect to perform or observe any term, covenant or agreement contained in this Agreement or in any document, instrument or agreement evidencing or relating to any indebtedness of the Borrower (whether such indebtedness is owed to the Bank or third persons), and any such failure (exclusive of the payment of money to the Bank under this Agreement or under any other instrument, document or agreement, which failure shall constitute and be an immediate Event of Default if not paid when due or when demanded to be due) shall continue for more than 15 days after written notice from the Bank to the Borrower of the existence and character of such Event of Default.

         (c) REPRESENTATIONS AND WARRANTIES; FINANCIAL STATEMENTS. Any representation or warranty made by the Borrower under or in connection with this Agreement or any financial statement given by the Borrower or any guarantor shall prove to have been incorrect in any material respect when made or given or when deemed to have been made or given.

         (d) EXECUTION. Any writ of execution or attachment or any judgment lien shall be issued against any property of the Borrower in an amount exceeding $350,000 and shall not be discharged or bonded against or released within 15 days after the issuance or attachment of such writ or lien.

         (e) REVOCATION OR LIMITATION OF GUARANTY. Any Guaranty shall be revoked or limited or its enforceability or validity shall be contested by any Guarantor, by operation of law, legal proceeding or and a new Guarantor or substitute performance acceptable to the Bank is not provided within thirty (30) days.

         (f) REVOCATION OR LIMITATION OF SUBORDINATION AGREEMENT. Any Subordination Agreement shall be revoked or limited or its enforceability or validity shall be contested by any creditor signatory thereto, by operation of law, legal proceeding or otherwise.

         (g) CHANGE IN OWNERSHIP. There shall occur a sale, transfer, disposition or encumbrance (whether voluntary or involuntary), or an agreement shall be entered into to do so, with respect to more than 10% of the issued and outstanding capital stock of the Borrower, if a corporation, or there shall occur a change in any general partner or a change affecting the control of the Borrower, if a partnership.

         (h)  INSOLVENCY.  The Borrower or any Guarantor shall:

              (1) become insolvent or be unable to pay its debts as they mature;

              (2) make an assignment for the benefit of creditors or to an agent authorized to liquidate any substantial amount of its properties and assets;

              (3) file a voluntary petition in bankruptcy or seeking reorganization or to effect a plan or other arrangement with creditors;

              (4) file an answer admitting the material allegations of an involuntary petition relating to bankruptcy or reorganization or join in any such petition;

              (5)  become or be adjudicated a bankrupt;

              (6) apply for or consent to the appointment of, or consent that an order be made, appointing any receiver, custodian or trustee, for itself or any of its properties, assets or businesses; or

              (7) any receiver, custodian or trustee shall have been appointed for all or substantial part of its properties, assets or businesses and shall not be discharged within 30 days after the date of such appointment.

         (i) SUSPENSION. The Borrower shall voluntarily suspend the transaction of business or allow to be suspended, terminated, revoked or expired any permit, license or approval of any governmental body necessary to conduct the Borrower's business as now conducted.

    7.2 REMEDIES ON DEFAULT. Upon the occurrence of any Event of Default, the Bank may, at its sole and absolute election, without demand and only upon such notice as may be required by law:

         (a) ACCELERATION. Declare any or all of the Borrower's indebtedness owing to the Bank, whether under this Agreement or any other document, instrument or agreement, immediately due and payable, whether or not otherwise due and payable.

         (b) CEASE EXTENDING CREDIT. Cease making Advances or otherwise extending credit to or for the account of the Borrower under this

      Agreement or under any other agreement now existing or hereafter entered into between the Borrower and the Bank.

         (c) TERMINATION. Terminate this Agreement as to any future obligation of the Bank without affecting the Borrower's obligations to the Bank or the Bank's rights and remedies under this Agreement or under any other document, instrument or agreement.

         (d)  NOTIFICATION OF ACCOUNT DEBTORS:

              (1) Notify any Account Debtor, any buyers or transferee of the Collateral or any other persons of the Bank's interest in the Collateral and the proceeds thereof.

              (2) Sign the Borrower's name (which authority the Borrower hereby irrevocably and unconditionally grants to the Bank) on any invoice or bill of lading relating to accounts or other drafts against the Account Debtors, notify post office authorities to change the address for delivery of mail addressed to the Borrower to such address as the Bank may designate and take possession of and open mail addressed to the Borrower and remove therefrom, proceeds of and payments on the Collateral, and demand, receive and endorse payment and give receipts, releases and satisfactions for and sue for all money payable to the Borrower.

              (3) Require the Borrower to indicate on the face of all invoices (or such other documentation as may be specified by the Bank relating to the sale, delivery or shipment of goods giving rise to the account) that the account has been assigned to the Bank and that all payments are to be made directly to the Bank at such address as the Bank may designate.

         (e) PROTECTION OF SECURITY INTEREST. Make such payments and do such acts as the Bank, in its sole judgment, considers necessary and reasonable to protect its security interest or lien in the Collateral. The Borrower hereby irrevocably authorizes the Bank to pay, purchase, contest or compromise any encumbrance, lien or claim which the Bank, in its sole judgment, deems to be prior or superior to its security interest. Further, the Borrower hereby agrees to pay to the Bank, upon demand therefor, all expenses and expenditures (including attorneys' fees) incurred in connection with the foregoing.

         (f) FORECLOSURE. Enforce any security interest or lien given or provided for under this Agreement or under any security agreement, mortgage, deed of trust or other document, in such manner and such order, as to all or any part of the properties subject to such security interest or lien, as the Bank, in its sole judgment, deems to be necessary or appropriate and the Borrower hereby waives any and all rights, obligations or defenses now or hereafter established by law relating to the foregoing. In the enforcement of its security interest or lien, the Bank is authorized to enter upon the premises where any Collateral is located and take possession of the Collateral or any part thereof, together with the Borrower's records pertaining thereto, or the Bank may require the Borrower to assemble the Collateral and records

                                      -21-
      pertaining thereto and make such Collateral and records available to the Bank at a place designated by the Bank. The Bank may sell the Collateral or any portions thereof, together with all additions, accessions and accessories thereto, giving only such notices and following only such procedures as are required by law, at either a public or private sale, or both, with or without having the Collateral present at the time of the sale, which sale shall be on such terms and conditions and conducted in such manner as the Bank determines in its sole judgment to be commercially reasonable. Any deficiency which exists after the disposition or liquidation of the Collateral shall be a continuing liability of the Borrower to the Bank and shall be immediately paid by the Borrower to the Bank.

         (g) NON-EXCLUSIVITY OF REMEDIES. Exercise one or more of the Bank's rights set forth herein or seek such other rights or pursue such other remedies as may be provided by law, in equity or in any other agreement now existing or hereafter entered into between the Borrower and the Bank, or otherwise.

         (h) APPLICATION OF PROCEEDS. All amounts received by the Bank as proceeds from the disposition or liquidation of the Collateral shall be applied to the Borrower's indebtedness to the Bank as follows: first, to the costs and expenses of collection, enforcement, protection and preservation of the Bank's lien in the Collateral, including court costs and reasonable attorneys' fees, whether or not suit is commenced by the Bank; next, to those costs and expenses incurred by the Bank in protecting, preserving, enforcing, collecting, liquidating, selling or disposing of the Collateral; next, to the payment of accrued and unpaid interest on all of the Obligations; next, to the payment of the outstanding principal balance of the Obligations; and last, to the payment of any other indebtedness owed by the Borrower to the Bank. Any excess Collateral or excess proceeds existing after the disposition or liquidation of the Collateral will be returned or paid by the Bank to the Borrower.


8.  DISPUTE RESOLUTION

    8.1 DISPUTES. It is understood and agreed that upon the request of any party to this agreement any dispute, claim, or controversy of any kind, whether in contract or in tort, statutory or common law, legal or equitable now existing or hereinafter arising between the parties in any way arising out of, pertaining to or in connection with: (i) this Agreement, or any related agreements, documents, or instruments, (ii) all past and present loans, credits, accounts, deposit accounts (whether demand deposits or time deposits), safe deposit boxes, safekeeping agreements, guarantees, letters of credit, goods or services, or other transactions, contracts or agreements of any kind, (iii) any incidents, omissions, acts, practices, or occurrences causing injury to either party whereby the other party or its agents, employees or representatives may be liable, in whole or in part, or (iv) any aspect of the past or present relationships of the parties, shall be resolved through a two-step dispute resolution process administered by Judicial Arbitration & Mediation Services, Inc. ("J-A-M-S") as follows:

         (a) STEP I - MEDIATION. At the request of any party to the dispute, claim or controversy of the matter shall be referred to the nearest office of J-A-M-S for mediation, that is, an informal, non-binding conference or conferences between the parties in which a retired judge or justice for the J-A-M-S panel will seek to guide the parties to a resolution of the case.

         (b) STEP II - ARBITRATION. Should any dispute, claim or controversy remain unresolved at the conclusion of the Step I Mediation Phase then all such remaining matters shall be resolved by final and binding arbitration before a different judicial panelist, unless the parties shall agree to have the mediator panelist act as arbitrator. The hearing shall be conducted at a location determined by the arbitrator in Los Angeles, California and shall be administered by and in accordance with the then existing Rules of Practice and Procedure of Judicial Arbitration & Mediation Services, Inc., and judgment upon any award rendered by the arbitrator may be entered by any State or Federal Court having jurisdiction thereof. The arbitrator shall determine which is the prevailing party and shall include in the award that party's reasonable attorneys fees and costs. This Section shall apply only if, at the time of the submission of the matter to J-A-M-S, the dispute(s) or issue(s) do(es) not arise out of a transaction(s) which is/are secured by real property collateral or, if so secured, all parties consent to such submission. As soon as practicable after selection of the arbitrator, the arbitrator or his/her designated representative shall determine a reasonable estimate of anticipated fees and costs of the arbitrator, and render a statement to each party setting forth that party's pro-rata share of said fees and costs. Thereafter each party shall, within 10 days of receipt of said statement, deposit said sum with the arbitrator. Failure of any party to make such a deposit shall result in a forfeiture by the non-depositing party of the right to prosecute or defend the claim which is the subject of the arbitration, but shall not otherwise serve to abate, stay or suspend the arbitration proceedings.

         (c) STEP II - TRIAL BY COURT REFERENCE. If the dispute, claim or controversy is not one required or agreed to be submitted to arbitration as provided by this Section and has not been resolved by Step I
      Mediation, then any remaining dispute, claim or controversy shall be submitted for determination by a trial on Order of Reference conducted by a retired judge or justice from the panel of Judicial Arbitration & Mediation, Inc. J-A-M-S appointed pursuant to the provisions of California Code of Civil Procedure ss.638(1) or any amendment, addition or successor section thereto to hear the case and report a statement of decision thereon. The parties intend this general reference agreement to be specifically enforceable in accordance with said section. If the parties are unable to agree upon a member of the J-A-M-S' panel to act as referee then one shall be appointed by the Presiding Judge of the county wherein the hearing is to be held. The parties shall pay in advance, to the referee, the estimated reasonable fees and costs of the reference, as may be specified in advance by the referee. The parties

                                      -23-
      shall initially share equally, by paying their proportionate amount of the estimated fees and costs of the reference. Failure of any party to make such a fee deposit shall result in a forfeiture by the non-depositing party of the right to prosecute or defend the cause(s) of action which is(are) the subject of the reference, but shall not otherwise serve to abate, stay or suspend the reference proceeding.

         (d) PROVISIONAL REMEDIES, SELF HELP AND FORECLOSURE. No provision of, or the exercise of any right(s) under this Section, nor any other provision of this Dispute Resolution Provision, shall limit the right of any party to exercise self help remedies such as set off, to foreclose against any real or personal property collateral, or obtain provisional or ancillary remedies such as injunctive relief or the appointment of a receiver from any court having jurisdiction before, during or after the pendency of any arbitration. At Bank's option, foreclosure under a deed of trust or mortgage may be accomplished either by exercise of power of sale under the deed of trust or mortgage, or by judicial foreclosure.
      The institution and maintenance of an action for provisional remedies pursuit of provisional or ancillary remedies or exercise of self help remedies shall not constitute a waiver of the right of any party, including the plaintiff, to submit the controversy or claim to arbitration.

         (e) SUMMARY JUDGMENT. In any arbitration proceeding subject to these provisions, the arbitrator is specifically empowered to decide (by documents only, or with a hearing, at the arbitrator's discretion) pre-hearing motions which are substantially similar to motions for summary judgment and for summary adjudication.

    8.2 PRIVILEGE. Borrower agrees that any proceeding under the immediate preceding Section shall, for purposes of Section 47 of the California Civil Code, be a judicial proceeding.

    8.3 WAIVER OF JURY TRIAL. THE BORROWER AND THE BANK EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR PARTIES, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE BORROWER AND THE BANK EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

9.  MISCELLANEOUS

    9.1 AMOUNTS PAYABLE ON DEMAND. If the Borrower shall fail to pay on demand any amount so payable under this Agreement, the Bank may, at its option and without any obligation to do so and without waiving any default occasioned by the Borrower having so failed to pay such amount, create an Advance under the Line of Credit in an amount equal to the amount so payable, which Advance shall thereafter bear interest as provided under the Line of Credit.

    9.2 DEFAULT INTEREST RATE. The Borrower shall pay the Bank interest on any indebtedness or amount payable under this Agreement, from the date that such indebtedness or amount became due or was demanded to be due until paid in full, at a rate per annum equal to the Default Interest Rate.

    9.3 NOTICES. All notices, payments, requests, information and demands which either party hereto may desire, or may be required to give or make to the other party hereto, shall be given or made to such party by hand delivery or through deposit in the United States mail, postage prepaid, or by Western
Union telegram, addressed as follows:

      If to Bank:                              If to the Borrower:
      Sanwa Bank California                    NTS Technical Systems
      Sherman Oaks Commercial Banking          24007 Ventura Blvd.
        Center                                 Calabasas, California 91302
      15165 Ventura Blvd.                      Attn. Lloyd Blonder
      Sherman Oaks, California 91403
      Attn: M. W. Platt


    9.4 RIGHTS OF THE BANK WITH OR WITHOUT DEFAULT. The Borrower agrees that the Bank may at any time and at its option, whether or not the Borrower is in default:

         (a) Require the Borrower to deliver to the Bank, at such times designated by the Bank, records and schedules which show the status and condition of the Collateral, where it is located and such contracts or other matters which affect the Collateral.

         (b)  Send verification requests to any Account Debtor.

         (c)  Make inquiries of the Borrower's trade vendors.

    9.5 DISPOSAL OF INVOICES. All documents, schedules, invoices or other papers received by the Bank from the Borrower may be destroyed or disposed of 6 months after receipt by the Bank, unless the Borrower requests in writing the return thereof, which shall be done at the Borrower's expense.

    9.6 INDEMNIFICATION. The Borrower agrees to hold the Bank harmless from and indemnify and defend the Bank from any liability, claim, loss or expense (including, but not limited to, attorneys' fees) arising from any transaction

                                      -25-
between the Borrower and any Account Debtor including, but not limited to, any loss, claim or liability arising from:

         (a) Any violation of any federal or state consumer protection law (including, but not limited to, the federal Truth-In-Lending Act) and regulations promulgated thereunder.

         (b)  Improper collection practices or procedures of the Borrower.

         (c) Any unlawful acts taken by the Borrower in connection with the collection of any account(s).

         (d) Any suit by any person against the Bank resulting or arising from such person's dealings with the Borrower.

    9.7 RELIANCE. Each warranty, representation, covenant, obligation and agreement contained in this Agreement shall be conclusively presumed to have been relied upon by the Bank regardless of any investigation made or information possessed by the Bank and shall be cumulative and in addition to any other warranties, representations, covenants and agreements which the Borrower now or hereafter shall give, or cause to be given, to the Bank.

    9.8 ATTORNEY'S FEES. The Borrower agrees to pay or reimburse Bank within five Business Days after demand for (i) all costs and expenses incurred by Bank in connection with the development, preparation, delivery, administration and execution of any amendment, supplement, waiver or modification to (in each case, whether or not consummated), this Agreement, any Loan Document and any other documents prepared in connection therewith, and the consummation of the transactions contemplated hereby and thereby, including the reasonable attorney fees and costs incurred by Bank with respect thereto; and (ii) all costs and expenses incurred by the Bank in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies (including in connection with any restructuring regarding the Obligations) under this Agreement, any other Loan Document, and any such other documents, including attorney fees incurred by the Bank; (iii) all costs and expenses (including attorney's fees) incurred in connection with any insolvency proceeding (including but not limited to debtor examinations, relief from stay motions, cash collateral disputes, collateral value disputes, assumption and rejection motions, and disputes concerning any proposed disclosure statement and plan proposed during any such proceeding) and (iv) in the event of any action in relation to this Agreement or any document, instrument or agreement executed with respect to, evidencing or securing the Obligations, the prevailing party, in addition to all other sums to which it may be entitled, shall be entitled to reasonable attorneys' fees. It is acknowledged that, at the Borrower's request, the Bank intends to sell a participation or to syndicate some of the Obligations which may be subject to the terms of this Agreement. Without limiting the genrality [sic] of the foregoing, the Borrower agrees to pay all costs and expenses incurred by Bank in connection therewith including attorney fees incurred by the Bank.

    9.9 WAIVER. Neither the failure nor delay by the Bank in exercising any right hereunder or under any document, instrument or agreement mentioned

                                      -26-
herein shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder or under any other document, instrument or agreement mentioned herein preclude other or further exercise thereof or the exercise of any other right; nor shall any waiver of any right or default hereunder, or under any other document, instrument or agreement mentioned herein, constitute a waiver of any other right or default or constitute a waiver of any other default of the same or any other term or provision.

   9.10 CONFLICTING PROVISIONS. To the extent the provisions contained in this Agreement are inconsistent with those contained in any other document, instrument or agreement executed pursuant hereto, the terms and provisions contained herein shall control. Otherwise, such provisions shall be considered cumulative.

   9.11 BINDING EFFECT; ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the Borrower and the Bank and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of the Bank. The Bank may sell, assign or grant participation in all or any portion of its rights and benefits hereunder. The Borrower agrees that, in connection with any such sale, grant or assignment, the Bank may deliver to the prospective buyer, participant or assignee financial statements and other relevant information relating to the Borrower and any guarantor.

   9.12 AMENDMENT. This Agreement may be amended only by instrument in writing singed by the Bank and the Borrower.

   9.13 JURISDICTION. THIS AGREEMENT, THE RIGHTS OF THE PARTIES HEREUNDER TO AND CONCERNING THE COLLATERAL, EACH LOAN DOCUMENT AND ANY DOCUMENTS, INSTRUMENTS OR AGREEMENTS MENTIONED OR REFERRED TO HEREIN SHALL BE GOVERNED
BY AND CONSTRUED ACCORDING TO THE LAWS OF THE STATE OF CALIFORNIA WITHOUT REFERENCE TO CONFLICT OF LAWS DOCTRINES, TO THE JURISDICTION OF WHOSE COURTS THE PARTIES HEREBY SUBMIT.

   9.14 COUNTERPARTS. This Agreement and the other Loan Documents may be executed in one or more counterparts and each set of counterparts signed by all the parties shall constitute one original.

   9.15 SEVERABILITY. If any provision of this Agreement shall be unenforceable for any reason, then the remaining provisions of this Agreement shall be enforced without regard to such provision.

   9.16 HEADINGS. The headings herein set forth are solely for the purpose of identification and have no legal significance.

   9.17 ENTIRE AGREEMENT. This Agreement together with the other Loan Documents and all documents, instruments and agreements mentioned herein constitute the entire and complete understanding of the parties with respect to the transactions contemplated hereunder. All previous conversations, memoranda and writings between the parties pertaining to the transactions contemplated hereunder not incorporated or referenced in this Agreement or in such documents, instruments and agreements are superseded hereby.

                                      -27-

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first hereinabove written.


BANK:                                          BORROWER

SANWA BANK CALIFORNIA                          NTS TECHNICAL SYSTEMS


By: /s/ M. W. Platt                            By: /s/ LLOYD BLONDER
   -----------------------------                  ----------------------------
   M. W. Platt, Vice President                         LLOYD BLONDER, V.P.
                                                  ----------------------------
                                                           (name/title)


                                               By: /s/
                                                  ----------------------------

                                                  ----------------------------
                                                           (name/title)



                                      -28-

                                        EXHIBIT A


                              FORM OF OFFICER'S CERTIFICATE

                                 [BORROWER'S LETTER HEAD]

To:   Sanwa Bank California
      Sherman Oaks Commercial Banking Center
      15165 Ventura Boulevard
      Sherman Oaks, California  991403


      Re:  Master Credit  Agreement dated ____________________________, 1997
(the "Agreement")

      The undersigned certifies that he is the ______________________________ _________________________________________, an officer of ____________________
__________________________________________________. (the "Borrower").  The
undersigned warrants and represents as follows:

      A. That no Event of Default has occurred and is continuing under the Agreement; and

      B. That the Borrower is in full and timely compliance with all of the terms and provisions of the Agreement.

The foregoing representations are made based on the undersigned's personal knowledge after making such inquires and investigations as the undersigned deemed necessary and appropriate. It is understood and intended that the foregoing be relied upon by Sanwa Bank California.




___________________________________
             (signature)

___________________________________
         (typed/printed name)










                                      -29-

                                   EXHIBIT B

                    Description of the Borrower's Locations

                            DIRECTORY OF FACILITIES

                                     ACTON
                                NUCLEAR SERVICES
                                533 MAIN STREET
                                ACTON, MA 01720
                                 (508) 263-2933
                               FAX (508) 263-5734

                                    ARIZONA
                        1155 WEST 23RD STREET, STE. 11-1
                                TEMPE, AZ 85282
                                 (602) 966-5517
                               FAX (602) 966-5525

                                   BOXBOROUGH
                           1146 MASSACHUSETTS AVENUE
                              BOXBOROUGH, MA 01719
                                 (508) 266-1001
                               FAX (508) 266-1073

                                     CAMDEN
                            HIGHLAND INDUSTRIAL PARK
                               BLDG. K5, HWY. 274
                                  PO BOX 3315
                                CAMDEN, AR 71701
                                 (501) 574-0031
                               FAX (501) 574-0037

                                   CORPORATE
                            24007 VENTURA BOULEVARD
                              CALABASAS, CA 91302
                                 (818) 591-0776
                               FAX (818) 591-0899

                                    DETROIT
                             12601 SOUTHFIELD ROAD
                               DETROIT, MI 48223
                                 (313) 835-0044
                               FAX (313) 272-1190

                                   FULLERTON
                            1536 EAST VALENCIA DRIVE
                              FULLERTON, CA 92831
                         (213) 583-1227 (714) 879-6110
                               FAX (714) 879-6117


                                      -30-

                                   LAB CORP.
                              5743 SMITHWAY STREET
                           CITY OF COMMERCE, CA 90040
                                  MAILBOX 103
                       (213) 838-9250 FAX (213) 838-9252
                        BRILL TRAW DIRECT (213) 838-9251
                        DICK SHORT DIRECT (213) 838-9251

                                     LARGO
                       7887 BRYAN DAIRY ROAD, BUILDING __
                                  PO BOX 5260
                                LARGO, FL 33773
                                  813-547-1204
                                FAX 813-548-7305

                               LOS ANGELES (LAX)
                             5320 WEST 104TH STREET
                             LOS ANGELES, CA 90045
                         (310) 348-0090 (213) 776-3202
                               FAX (310) 670-7556

                           NTS CERTIFICATION SERVICES
                           1146 MASSACHUSETTS AVENUE
                              BOXBOROUGH, MA 01719
                                 (508) 263-4811
                               FAX (508) 635-1037

                                   RYE CANYON
                             25100 RYE CANYON ROAD
                                   BLDG. 202
                               VALENCIA, CA 91355
                                 (805) 259-8184
                               FAX (805) 257-3539

                                     SAUGUS
                         20988 W. GOLDEN TRIANGLE ROAD
                             SAUGUS, CA 91350-2679
                                 (805) 259-8184
                               FAX (805) 254-4814

                                    VIRGINIA
                             46 JACK ELLINGTON ROAD
                            FREDERICKSBURG, VA 22406
                                 (540) 752-5300
                               FAX (540) 752-5202

                        NATIONAL QUALITY ASSURANCE (NQA)
                           4 POST OFFICE SQUARE ROAD
                                ACTON, MA 01720
                                 (800) 649-5289
                                 (508) 635-9256
                               FAX (508) 266-1073

                          NTS TECHNICAL SERVICE, INC.
                         (S&W Technical Services, Inc.)

                                      -31-

                                  SAN ANTONIO
                        8122 DATAPOINT DRIVE, SUITE 326
                             SAN ANTONIO, TX 78229
                                 (210) 614-1080
                               FAX (210) 614-7085

                                    ZACHARY
                               4824 WAYWOOD DRIVE
                               ZACHARY, LA 70791
                                 (504) 654-4820
                               FAX (504) 654-0150

                                     DALLAS
                         14785 PRESTON ROAD, SUITE 550
                                DALLAS, TX 75240
                                 (972) 789-5195
                               FAX (972) 789-5136

                                    RALEIGH
                        1000 PARK FORTY PLAZA, SUITE 300
                                DURHAM, NC 27713
                                 (919) 547-7047
                               FAX (919) 547-7046
                           E-MAIL: DSCOCC@NTSTECH.COM





                                      -32-

[LOGO]
Sanwa Bank California



                      1997 $2,000,000 TERM LOAN ADDENDUM


      This 1997 $2,000,000 TERM LOAN ADDENDUM (the "Addendum") is made and entered into this 30th day of April, 1997, by and between SANWA BANK CALIFORNIA (the "Bank") and NTS TECHNICAL SYSTEMS (the "Borrower"), on the terms and conditions provided herein.

                                   RECITALS

     A. On or about April 30, 1997 the Borrower made executed and delivered to the Bank a MASTER CREDIT AGREEMENT (the "Master Agreement").

      B. On or about April 15, 1997 the Borrower made, executed and delivered a certain Equipment Purchase Line of Credit Agreement. It is the intention of the parties that this Addendum supersede, and it is hereby agreed that it does supersede, in its entirety said agreement.

      C. This Addendum is made pursuant and subject to the Master Agreement. Terms not defined in this Addendum have the meaning given such terms in the Master Agreement.

                                   AGREEMENT

1.  DEFINITIONS

    1.1 CERTAIN DEFINED TERMS. Unless elsewhere defined in this Addendum, the following terms shall have the following meanings (such meanings to be generally applicable to the singular and plural forms of the terms defined):

         "Advance" has the meaning given in Section 2.1.

         "Applicable Margin" means, with respect to a Fixed Rate Advance, two and three quarter percent (2.75%) and, with respect to a Variable Rate Advance, three-quarters of one percent (0.75%).

         "COF Rate" means, with respect to a Fixed Rate Balance, the rate which is quoted and offered by the Bank and accepted by the Borrower pursuant to Section 2.4 below which is approximately equal to (a) the Bank's cost of acquiring a time certificate of deposit in an amount approximately equal to the amount of the relevant Fixed Rate Balance and for a period approximately equal to the relevant Interest Period plus (b) the Applicable Margin.

         "Conversion Date" means February 1, 1999 or the date of termination of the Bank's commitment to lend under this Addendum pursuant to the terms of the Master Agreement.

                                       -1-

         "Fixed Rate" means the COF Rate.

         "Fixed Rate Balance" means the principal balance of the Term Loan after the Conversion and after the Borrower has elected interest accrue at a Fixed Rate.

         "Interest Period" means with respect to a Fixed Rate Balance, the period of time commencing on the Business Day the Borrower elects the Term Loan accrue interest at a Fixed Rate and ending on the Maturity Date provided that:

              (1) no Interest Period with respect to a Fixed Rate Balance shall expire on a date which is after the Maturity Date,

              (3)[sic] if any Interest Period would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day, and

              (4) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period.

         "Lost Opportunity Rate" means the amount expressed as an interest rate by which (a) the offered sale price for a United States Treasury security selected by the Bank having a maturity which most approximates the Interest Period of the Fixed Rate Balance being repaid determined as of the first day of the Interest Period pertaining to such Fixed Rate
    Balance, exceeds (b) the offered sales price for the same United States Treasury security selected pursuant to (a) as of the respective Prepayment Date.

         "Maturity Date" means February 1, 2003.

         "Obligations" means, as of the date the same is to be determined, the principal amount of the Term Loan, all accrued and unpaid interest and all other costs and expenses (including, but not limited to, Bank Expenses) then due and owing by the Borrower under this Addendum.

         "Prepayment" shall mean any principal payment on the Term Loan other than payments required to be made pursuant to Section 2.7.

         "Prepayment Date" shall mean the date of the respective Prepayment.

         "Prepayment Fee" shall mean the fee described in Section 3.2.

         "Prepayment Term" shall mean the dollar amount of each principal repayment remaining to be made pursuant to Section 2.7 without regard to any previous Prepayment (each a "Scheduled Payment" or "$") times the

                                       -2-
    number of years and/or fraction thereof from the Determination Date until the date each such Scheduled Payment was to be paid pursuant to the Loan Documents ("Y") divided by the total of the Scheduled Payments ("P").

                               APT = SUM($ X Y)
                                     ----------
                                          P

         "Term Loan" means the principal balance outstanding under this Addendum after the Conversion Date.

         "Reference Rate" means an index for a variable interest rate which is quoted, published or announced from time to time by the Bank as its reference rate and as to which loans may be made by the Bank at, below or above such reference rate.

         "Request for Advance" has the meaning given in Section 2.2.

         "Variable Rate" means a rate per annum equal to the Reference
    Rate plus the Applicable Margin, adjusted concurrently with any change in the Reference Rate.


2.  THE LINE OF CREDIT

    2.1 THE LINE OF CREDIT. On terms and conditions as set forth herein, the Bank agrees to make a term loan to the Borrower (the "Term Loan") provided the aggregate principal amount of the Term Loan shall not exceed TWO MILLION DOLLARS ($2,000,000.00). The Term Loan shall be disbursed in advances made at the Borrower's request and received on or before the Conversion Date (each an "Advance"). Advances shall be made for the purpose of:

         (a) paying in full the Borrower's Indebtedness to Bank of America National Trust and Savings Association ("BofA") in connection with the Borrower's lease of certain equipment from BofA provided the aggregate amount of such Advances shall not exceed the Indebtedness owed to BofA; and

         (b) financing the Borrower's cost of new equipment provided that each Advance shall not exceed 100% of the Borrower's cost of such equipment (including sales tax, if any).

Any principal repaid by the Borrower may NOT be re-borrowed.

    2.2 REQUESTING ADVANCES. For each Advance made for the purpose described in Section 2.1(a) above, the Borrower shall submit to the Bank a written request in the form attached as Exhibit "A" (each a "Request for Advance") describing with reasonable particularity the equipment being acquired, together with evidence of the purchase price (i.e., an invoice).

                                       -3-

    2.3 INTEREST PRIOR TO THE CONVERSION DATE. Interest shall accrue on the principal amount of Advances outstanding hereunder, and the Borrower promises and agrees to pay interest, at a rate equal to the Variable Rate.

    2.4 INTEREST AFTER THE CONVERSION DATE. At Borrower's option, interest on the outstanding principal balance from and after the Conversion Date shall accrue at either Variable Rate (the principal balance while so accruing interest a "Variable Rate Balance") or a Fixed Rate (the principal balance while so accruing interest a "Fixed Rate Balance").

             EACH FIXED RATE BALANCE IS SUBJECT TO THE PREPAYMENT
        PROHIBITIONS AND PREPAYMENT FEES ENUMERATED IN SECTION 3 BELOW.

         (a) NOTICE. Upon telephonic notice which shall be received by the Bank at or before the times prescribed below on a Business Day, the Borrower may request the Term Loan accrue interest at a Fixed Rate by requesting the Bank to provide a quote as to the rate which would apply (the "Fixed Rate") for a designated Interest Period and, concurrently with receiving such quote, give the Bank irrevocable notice of the Borrower's acceptance of the rate quoted provided such notice shall be given to the Bank not more than two (2) Business Days prior to but not later than 11:00 a.m. (California time) on the Conversion Day. If the Bank shall not have received notice as prescribed herein of the Borrower's election that interest accrue at the Fixed Rate, the Borrower shall be deemed to have elected that interest from the Conversion Date at the Variable Rate.

         (b) CONVERSION OF A VARIABLE RATE BALANCE. If the Borrower initially elected that interest accrue on the Term Loan at the Variable Rate, upon telephonic notice to the Bank, the Borrower may elect that interest on the Term Loan be adjusted to accrue at a Fixed Rate by requesting the Bank to provide a quote as to the rate which would apply (the "Fixed Rate") and, concurrently with receiving such quote, give the Bank irrevocable notice of the Borrower's acceptance of the rate quoted provided such notice shall be given to the Bank not more than two (2) Business Days prior to but not later than 11:00 a.m. (California time) on the day (which shall be a Business Day) on which the Borrower requests such Variable Rate Balance be converted to a Fixed Rate Balance. THE BORROWER'S OPTION TO CONVERT INTEREST FROM THE VARIABLE RATE TO A FIXED RATE MAY BE EXERCISED ONCE AND ONCE ONLY, AND ONLY WITH RESPECT TO THE ENTIRE PRINCIPAL BALANCE OF THE TERM LOAN THEN OUTSTANDING.

         (c) CONFIRMATION. Bank may, at its option, confirm in writing the terms of any Fixed Rate Balance which confirmation shall be considered to be correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within 5 days after the Borrower's receipt of any such confirmation which it deems to be incorrect.

    2.5 CALCULATION OF INTEREST. Interest at the Variable Rate shall be adjusted concurrently with any change in the Reference Rate. Interest at both the Variable Rate and the Fixed Rate shall be computed on the basis of 360 days per year, but charged on the actual number of days elapsed.

                                       -4-

    2.6 PAYMENT OF INTEREST. The Borrower hereby promises and agrees to pay interest on the first calendar day of each month commencing on the first such day to occur after the date of this Addendum. If interest is not paid as it becomes due, it may be added to, become and be treated as a part of the principal, and shall thereafter bear like interest.

    2.7 PAYMENT OF PRINCIPAL. The Borrower promises and agrees to repay the principal balance of the Term Loan in 47 equal monthly payments equal to 1/48th of the principal amount outstanding as of the close of business on the Conversion Date commencing on March 1, 1998 and continuing on the first calendar day of each month thereafter. The Borrower hereby promises and agrees to pay to the Bank in full on the Maturity Date the aggregate unpaid principal amount of the Term Loan then outstanding, together with all accrued and unpaid interest thereon. At Bank's option, the Borrower agrees to execute and deliver a promissory note in form and substance satisfactory to the Bank describing the payments as described in this Section.

    2.8 LATE PAYMENT. If any payment of interest or principal, or any portion thereof, under this Addendum is not paid within ten (10) calendar days after it is due, a late payment charge equal to five percent (5%) of such past due payment may be assessed and shall be immediately payable.

    2.9 LOAN ACCOUNT. The Bank may maintain on its books a record of account in which the Bank shall make entries for each Advance and such other debits and credits as shall be appropriate in connection with this Addendum (the "Loan Account"). The Bank may provide the Borrower with a monthly statement of the Borrower's Loan Account, which statement shall be considered to be correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within 30 days after the Borrower's receipt of any such statement which it deems to be incorrect.


3.  PREPAYMENT; INDEMNITY

    3.1 PROHIBITION AGAINST PREPAYMENT. Notwithstanding anything to the contrary in this Addendum, no prepayment shall be made on any Fixed Rated Balance except by reason of conversion pursuant to Section 3.4 or by reason of acceleration as a result of the occurrence of an Event of Default.

    3.2 PREPAYMENT FEE. Bank expects to incur or will incur certain financial obligations in order to offer the Borrower Fixed Rate Balances. In the event the Borrower is required to prepay a Fixed Rate Balance before the end of the applicable Interest Period, the Bank may incur certain costs and expenses which are a direct or indirect result of such Prepayment(s). Such expenses would be difficult and costly to determine at the time of occurrence. The parties agree that the prepayment fees (each a "Prepayment Fee") described herein are reasonably approximate to the Bank's actual damages as they can best be determined as of the date hereof.

                                       -5-

         (a) PREPAYMENT FEE. In the event the Borrower is required to prepay all or a portion of a Fixed Rate Balance, the Borrower shall pay Bank concurrently with any such Prepayment and as compensation for the damages Bank is reasonably expected to incur, a Prepayment Fee equal to the Lost Opportunity Rate times the Prepayment Term times the amount of the Prepayment.

         (b) UNAVAILABLE INDEX. In the event any index or rate described herein cannot be determined on any date the same is to be determined, the Bank shall make a good faith estimate such index or rate which estimate shall be binding upon the parties. Absent manifest error, all calculations made by Bank as to any index, rate or time period described herein or the amount of any Prepayment Fee shall be conclusive and binding upon all parties.

    3.3 INDEMNIFICATION FOR COSTS. During any period of time in which the Term Loan is accruing Interest at a Fixed Rate, the Borrower shall, upon Bank's request, promptly pay to and reimburse the Bank for all costs incurred and payments made by Bank by reason of any future assessment, reserve, deposit or similar requirements or any surcharge, tax or fee imposed upon Bank or as a result of Bank's compliance with any directive or requirement of any regulatory authority pertaining or relating to funds used by Bank in quoting and determining the Fixed Rate. The Fixed Rate applicable to the Term Loan shall be automatically adjusted to reflect any change in the applicable assessment, reserve, deposit or similar requirement provided, however, that any failure or delay of the Bank to so adjust the Fixed Rate in any instance shall not be deemed a waiver of the right to adjust the Fixed Rate for the same or any later instance.

    3.4 CONVERSION FROM FIXED RATE TO REFERENCE RATE. In the event that Bank shall at any time determine that the accrual of interest on the basis of the Fixed Rate is or has become unlawful or infeasible by reason of Bank's compliance with any new law, rule, regulation, guideline or order, or any new interpretation of any present law, rule, regulation, guideline or order, then Bank shall give telephonic notice thereof (confirmed in writing) to the Borrower, in which event the Term Loan shall no longer accrue interest at a Fixed Rate and interest shall thereupon immediately accrue at the Variable Rate, provided, however, that in such event, the Prepayment Fee shall nonetheless be payable.




                                       -6-
                                  Page 51 of 76

4.  MASTER AGREEMENT

    This Addendum is expressly made subject to the terms and conditions of the Master Agreement and is secured by the Collateral described therein.


      IN WITNESS WHEREOF, the parties hereto have caused this Addendum to be executed as of the date first hereinabove written.


BANK:                                        BORROWER

SANWA BANK CALIFORNIA                        NTS TECHNICAL SYSTEMS


By: /s/ M. W. Platt                          By: /s/   LLOYD BLONDER
   ---------------------------------            -----------------------------
    M. W. Platt, Vice President                        LLOYD BLONDER, V.P.
                                                -----------------------------
                                                         (name/title)

                                             By: /s/
                                                -----------------------------

                                                -----------------------------
                                                         (name/title)








                                       -7-
                                  Page 52 of 76

                                        EXHIBIT A

                                   REQUEST FOR ADVANCE

                                 [BORROWER'S LETTER HEAD]

Sanwa Bank California
Sherman Oaks Commercial Banking Center
15165 Ventura Boulevard
Sherman Oaks, California 91403


Re:   1997 $2,000,000 Term Loan Addendum (the "Addendum")


      Pursuant to Section 2 of the Addendum, the undersigned ("Borrower") requests and Advance in the principal amount of $_______________________.
The proceeds of such Advance shall be used to acquire the following equipment:











      The Borrower certifies that the purchase cost of such equipment is $______________________ as evidenced by the attached documentation. You are requested to:

      [ ] Deposit the proceeds of such Advance in the undersigned's deposit account No. _______________________.

      [  ]  Pay the proceeds of such Advance to ______________________________
            according to the following instructions: _________________________
            __________________________________________________________________.

      Dated as of ________________________, 199____.


                                         BORROWER

                                         NTS TECHNICAL SYSTEMS

                                         By:
                                            -----------------------------

                                            -----------------------------
                                                    (name/title)






                                       -8-

[LOGO]
Sanwa Bank California


                          1997 LINE OF CREDIT ADDENDUM

      This 1997 LINE OF CREDIT ADDENDUM (the "Addendum") is made and entered into this 30th day of April, 1997 by and between SANWA BANK CALIFORNIA (the "Bank") and NTS TECHNICAL SYSTEMS (the "Borrower"), on the terms and conditions provided herein.

                                    RECITALS

      A. On or about April 30, 1997 the Borrower made executed and delivered to the Bank a MASTER CREDIT AGREEMENT (the "Master Agreement").

      B. This Addendum is made pursuant and subject to the Master Agreement. Terms not defined in this Addendum have the meaning given such terms in the Master Agreement.

                                    AGREEMENT

1.  DEFINITIONS

    1.1 CERTAIN DEFINED TERMS. Unless elsewhere defined in this Addendum, the following terms shall have the following meanings (such meanings to be generally applicable to the singular and plural forms of the terms defined):

         "Advance" has the meaning given in Section 2.1.

          "Applicable Margin" means, with respect to a Fixed Rate Advance, two and one-half percent (2.50%) and, with respect to a Variable Rate Advance, one-half percent (0.50%).

          "COF Rate" means, with respect to a Fixed Rate Advance, the rate which is quoted and offered by the Bank and accepted by the Borrower pursuant to Section 2.2 below which is approximately equal to the Bank's cost of acquiring a time certificate of deposit in an amount approximately equal to the amount of the relevant Fixed Rate Advance and for a period approximately equal to the relevant Interest Period plus the Applicable Margin.

          "Commitment Fee" means the fee payable pursuant to Section 2.3.

          "Credit Limit" means SIX MILLION DOLLARS ($6,000,000.00).

          "Draft" has the meaning given in Section 3.


                                       -1-

          "Drawing" shall mean the presentation of a draft(s) together with any accompanying documents by a beneficiary under a Letter of Credit to seeking payment under such Letter of Credit.

          "Expiration Date" means August 1, 1998 or the date of termination of the Bank's commitment to lend under this Addendum pursuant to the terms of the Master Agreement.

          "Fixed Rate" means the COF Rate.

          "Fixed Rate Advance" means a Advance of not less than $500,000.00 and in $100,000.00 increments thereafter which a Borrower has elected accrue interest at a Fixed Rate pursuant to Section 2.2.

          "Interest Period" means, with respect to a Fixed Rate Advance, the period of time commencing on the Business Day the Fixed Rate Advance is made or on the Business Day on which an Advance is converted to or continued as a Fixed Rate Advance and ending on a Business Day not less than thirty (30) days nor more than one hundred and eighty (180) days thereafter (or such other period of time as the Bank may offer) which is offered by Bank and selected by a Borrower during which such Borrower has elected an Advance accrue interest at either the Fixed Rate provided that:

                  (1) no Interest Period shall expire on a date which is after the Expiration Date,

                  (2) if any Interest Period would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day, and

                  (3) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period.

          "L/C Sublimit" means FIVE HUNDRED THOUSAND DOLLARS ($500,000.00).

          "Letter of Credit" shall mean a letter of credit issued by Bank pursuant to Section 3.

          "Letter of Credit Obligations" shall mean, at any time, the aggregate obligations of the Borrower then outstanding, or which may thereafter arise in respect of Letters of Credit then issued by Bank, to reimburse the amount paid by the Bank with respect to a past, present or future Drawing under Letters of Credit.

                                       -2-

          "Lost Opportunity Rate" means the amount expressed as an interest rate by which (a) the offered sale price for a United States Treasury security selected by the Bank having a maturity which most approximates the Interest Period of the Fixed Rate Advance being repaid determined as of the first day of the Interest Period pertaining to such Advance, exceeds (b) the offered sales price for the same United States Treasury security selected pursuant to (a) as of the respective Prepayment Date.

          "Obligations" means, as of the date the same is to be determined, the principal amount of all Advances, the Letter of Credit Obligations, all accrued and unpaid interest and all other costs and expenses (including, but not limited to, Bank Expenses) then due and owing by the Borrower under this Addendum.

          "Prepayment" shall mean any principal payment made with respect to a Fixed Rate Advance on other than the last day of the relevant Interest Period.

          "Prepayment Date" shall mean the date of the respective Prepayment.

          "Prepayment Fee" shall mean the fee described in Section 4.2.

          "Prepayment Term" shall mean, as of the Prepayment Date the number of years (or fraction thereof) from the Prepayment Date to the last day of the Interest Period applicable to the Fixed Rate Advance being prepaid.

          "Reference Rate" means an index for a variable interest rate which is quoted, published or announced from time to time by the Bank as its reference rate and as to which loans may be made by the Bank at, below or above such reference rate.

          "Sight Credit" means a Letter of Credit, the terms of which require the Bank to make payment upon presentation of conforming documents.

          "Standby Credit" means a Letter of Credit designed to be payable in the event of default or other nonperformance by party obligated to the beneficiary, such event to be evidenced by the presentation of documents.

          "Variable Rate" means a rate per annum equal to the Reference Rate plus the Applicable Margin, adjusted concurrently with any change in the Reference Rate.


2.  THE LINE OF CREDIT

    2.1 THE LINE OF CREDIT. On terms and conditions as set forth herein, the Bank agrees to make Advances to the Borrower (each an "Advance") from time

                                       -3-
to time from the date hereof to the Expiration Date, provided the aggregate principal amount of Advances outstanding plus the Letter of Credit Obligations do not, at any time, exceed the Credit Limit. Within the foregoing limits, the Borrower may borrow, partially or wholly prepay (but any prepayment is subject to Section 4 below), and re-borrow under this Section 2.1.

    2.2 INTEREST ON ADVANCES. At Borrower's option, interest shall accrue from the date of each Advance at the Variable Rate (each Advance so made a "Variable Rate Advance") or at a Fixed Rate (each Advance so made a "Fixed Rate Advance").

             EACH FIXED RATE ADVANCE IS SUBJECT TO THE PREPAYMENT
       PROHIBITIONS AND PREPAYMENT FEES ENUMERATED IN SECTION 4 BELOW.

         (a) NOTICE OF BORROWING. Upon telephonic notice which shall be received by the Bank at or before the times prescribed below on a Business Day, the Borrower may request an Advance by:

              (1) A VARIABLE RATE ADVANCE. Requesting a Variable Rate Advance may be made on the day notice is received by the Bank; provided, however, that if the Bank shall not have received notice at or before 2:30 p.m. on the day such Advance is requested to be made, such Variable Rate Advance may be made, at the Bank's option, on the next Business Day.

              (2) A FIXED RATE ADVANCE. Requesting an Advance be made as a Fixed Rate Advance by requesting the Bank to provide a quote as to the rate which would apply (the "Fixed Rate") for a designated Interest Period and, concurrently with receiving such quote, give the Bank irrevocable notice of the Borrower's acceptance of the rate quoted provided such notice shall be given to the Bank not more than two (2) Business Days prior to but not later than 11:00 a.m. (California time) on the day (which shall be a Business Day) on which the Borrower requests such Fixed Rate Advance to be made.

         (b) NOTICE OF ELECTION TO ADJUST INTEREST RATE. Upon telephonic notice to the Bank, the Borrower may elect:

              (1) CONVERSION OF A VARIABLE RATE ADVANCE. That interest on a Variable Rate Advance shall be adjusted to accrue at either a Fixed Rate by requesting the Bank to provide a quote as to the rate which would apply (the "Fixed Rate") for a designated Interest Period and, concurrently with receiving such quote, give the Bank irrevocable notice of the Borrower's acceptance of the rate quoted provided such notice shall be given to the Bank not more than two (2) Business Days prior to but not later than 11:00 a.m. (California time) on the day (which shall be a Business Day)

                                       -4-
         on which the Borrower requests such Variable Rate Advance be converted to a Fixed Rate Advance.

              (2) CONVERSION OR CONTINUATION OF A FIXED RATE ADVANCE. That interest on a Fixed Rate Advance shall, effective on the last day of the current Interest Period pertaining to such Fixed Rate Advance,

                   (A) continue to accrue at a Fixed Rate by requesting the Bank to provide a quote as to the Fixed Rate which would apply for a designated Interest Period and, concurrently with receiving such quote, give the Bank irrevocable notice of the Borrower's acceptance of the rate quoted provided such notice shall be given to the Bank not more than two (2) Business Days prior to but not later than 11:00 a.m. (California time) on the last day of the then current Interest Period., or

                   (B)  be adjusted to commence to accrue at the Variable
              Rate.

         If the Bank shall not have received notice as prescribed herein of the Borrower's election that interest on any Fixed Rate Advance shall continue to accrue at the Fixed Rate, the Borrower shall be deemed to have elected that interest thereon shall be adjusted to accrue at the Variable Rate upon the expiration of the Interest Period pertaining to such Fixed Rate Advance.

         (c) CONFIRMATION. Bank may, at its option, confirm in writing the terms of any Fixed Rate Advance which confirmation shall be considered to be correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within 5 days after the Borrower's receipt of any such confirmation which it deems to be incorrect.

         (d) CALCULATION OF INTEREST. Interest at the Variable Rate shall be adjusted concurrently with any change in the Reference Rate. Interest at both the Variable Rate and the Fixed Rate shall be computed on the basis of 360 days per year, but charged on the actual number of days elapsed.

         (e) PAYMENT OF INTEREST. The Borrower hereby promises and agrees to pay interest, with respect to both Variable Rate Advances and Fixed Rate Advances, on the first calendar day of each month commencing on the first such day to occur after the date of this Addendum. If interest is not paid as it becomes due, it may be added to, become and be treated as a part of the principal, and shall thereafter bear like interest.

                                       -5-

    2.3 COMMITMENT FEE. The Borrower promises to pay to the Bank a commitment fee (the "Commitment Fee") of $30,000 payable in quarterly installments of $7,500 on the first day of each August 1997, November 1997, February 1998 and May 1998. The Borrower acknowledges that the Commitment Fee will be fully earned by the Bank with the execution and delivery of this Addendum.

    2.4 MAKING LINE ADVANCES.. Each Advance shall be conclusively deemed to have been made at the request of and for the benefit of the Borrower (i) when credited to any deposit account of the Borrower maintained with the Bank or
(ii) when paid in accordance with the Borrower's written instructions.

    2.5 PAYMENT OF PRINCIPAL. On the Expiration Date, the Borrower hereby promises and agrees to pay to the Bank in full the aggregate unpaid principal amount of all Advances then outstanding, together with all accrued and unpaid interest thereon.

    2.6 LATE PAYMENT. If any payment of interest, or any portion thereof, under this Addendum is not paid within ten (10) calendar days after it is due, a late payment charge equal to five percent (5%) of such past due payment may be assessed and shall be immediately payable.

    2.7 LOAN ACCOUNT. The Bank may maintain on its books a record of account in which the Bank shall make entries for each Advance and such other debits and credits as shall be appropriate in connection with this Addendum (the "Loan Account"). The Bank may provide the Borrower with a monthly statement of the Borrower's Loan Account, which statement shall be considered to be correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within 30 days after the Borrower's receipt of any such statement which it deems to be incorrect.

    2.8 AUTHORIZATION TO CHARGE. The Borrower hereby authorizes the Bank, if and to the extent payment owed to the Bank under the Line of Credit is not made when due, to charge, from time to time, against any or all of the Borrower's deposit accounts with the Bank any amount so due.

3.  LETTERS OF CREDIT SUBLIMIT.

    3.1 AMOUNT. The Bank hereby agrees to issue Letters of Credit for and on behalf of Borrower provided that the total Letter of Credit Obligations shall not exceed the L/C Sublimit and, together with the principal amount of Advances outstanding, do not exceed the Credit Limit.



                                       -6-
                                  Page 59 of 76

    3.2  LETTER OF CREDIT GENERAL CONDITIONS.

         (a) Letters of Creidt [sic] may be issued to suppport [sic] the Borrower's business operations.

         (b) As a condition precedent to Bank's obligation to issue any Letter of Credit hereunder, the Borrower shall pay to the Bank an issuance fee equal to

              (1)  1.0% per annum time the amount of each Standby
         Credit (or a minimum fee of $300.00)

              (2) 0.125% times the amount of each Sight Credit times the number of calendar quarters, or portion thereof, measured from the issue date to the expiration date (or a minimum fee of $100.00), and shall promptly pay, upon request, such other fees, commissions, costs and any out-of-pocket expenses charged or incurred by the Bank with respect to any Letter of Credit.

         (c) The commitment by the Bank to issue Letters of Credit shall, unless earlier terminated in accordance with the terms of the Master, automatically terminate on the Expiration Date and no Letter of Credit shall expire, and no draft under a Letter of Credit shall be payable on a date which more than ninety (90) days after the Expiration Date.

         (d) Each Letter of Credit shall be in form and substance satisfactory to the Bank and shall be in favor of beneficiaries satisfactory to the Bank, provided that the Bank may refuse to issue a Letter of Credit due to the nature of the transaction or its terms or in connection with any transaction where the Bank, due to the beneficiary or the nationality or residence of the beneficiary, would be prohibited by any applicable law, regulation or order from issuing such Letter of Credit.

         (e) Prior to the issuance of each Letter of Credit, but in no event later than 10:00 a.m. (California time) on the day such Letter of Credit is to be issued (which shall be a Business Day), the Borrower shall deliver to the Bank the Bank's standard form of application for issuance of a letter of credit with proper insertions, duly executed by Borrower.

    3.3 DRAWINGS: Upon receipt from any beneficiary under a Letter of Credit of a demand for payment under such Letter of Credit (each a "Drawing"), the Bank shall promptly notify the Borrower. Each Drawing shall be payable in full by the Borrower on the date thereof, without demand or notice of any kind. If the Borrower desires to repay a Drawing from the proceeds of an Advance, the Borrower may request an Advance in accordance with the terms and conditions of

                                       -7-
this Addendum and, if disbursed or created on the date of such Drawing, shall be applied in payment of such obligation by the Borrower. If any Drawing shall not be paid when due in accordance with the terms of this Addendum, the Borrower shall reimburse the Bank for each Drawing together with interest thereon until paid at the Default Interest Rate. The obligation of the Borrower to reimburse the Bank for Drawings shall be absolute, irrevocable, and unconditional under any and all circumstances whatsoever and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had against the Bank (except such as may arise out of the Bank's gross negligence or willful misconduct) or any other person, including, without limitation, and set-off, counterclaim or defense based upon or arising out of:

         (a) any lack of validity or enforceability of this Addendum or any of the other Loan Documents;

         (b) any amendment or waiver of or consent to departure from the terms of any Letter of Credit;

         (c) the existence of any claim, set-off, defense or other right which the Borrower or any other person may have at any time against any beneficiary or any transferee of any Letter of Credit (or any person for whom any such beneficiary or any such transferee may be acting); or

         (d) any allegation that any demand, statement or any other document presented under any Letter of Credit is forged, fraudulent, invalid or insufficient in any respect, or any statement therein being untrue or inaccurate in any respect whatsoever or any variations in punctuation, capitalization, spelling or format of the drafts or any statements presented in connection with any Drawing.

    3.4 RELEASE OF DOCUMENTS. The Bank shall not be obligated to release any documents accompanying a Drawing under a Sight Credit until such time as the Borrower has paid the full amount of such Drawing. No past or future custom or practice of releasing documents prior to receiving such payment shall operate as a waiver of the Bank's right under this Paragraph. From and after the occurrence of an Event of Default and until such time as such Event of Default has been cured or waived, the Bank shall not be obligated to release documents accompanying a Drawing under any Usance Credit until such time as the Borrower has deposited with the Bank, the full amount of such Drawing.


4.  PREPAYMENT; INDEMNITY

    4.1 PROHIBITION AGAINST PREPAYMENT. Notwithstanding anything to the contrary in this Addendum, no prepayment shall be made on any Fixed Rate Advance except by reason of conversion pursuant to Section 4.4 or by reason of acceleration as a result of the occurrence of an Event of Default.

                                       -8-
                                  Page 61 of 76

    4.2 PREPAYMENT FEE. Bank expects to incur or will incur certain financial obligations in order to offer the Borrower Fixed Rate Advances. In the event the Borrower is required to prepay a Fixed Rate Advance before the end of the applicable Interest Period, the Bank may incur certain costs and expenses which are a direct or indirect result of such Prepayment(s). Such expenses would be difficult and costly to determine at the time of occurrence. The parties agree that the prepayment fees (each a "Prepayment Fee") described herein are reasonably approximate to the Bank's actual damages as they can best be determined as of the date hereof.

         (a) PREPAYMENT FEE. In the event the Borrower is required to prepay all or a portion of a Fixed Rate Advance, the Borrower shall pay Bank concurrently with any such Prepayment and as compensation for the damages Bank is reasonably expected to incur, a Prepayment Fee equal to the Lost Opportunity Rate times the Prepayment Term times the amount of the Prepayment.

         (b) UNAVAILABLE INDEX. In the event any index or rate described herein cannot be determined on any date the same is to be determined, the Bank shall make a good faith estimate such index or rate which estimate shall be binding upon the parties. Absent manifest error, all calculations made by Bank as to any index, rate or time period described herein or the amount of any Prepayment Fee shall be conclusive and binding upon all parties.

    4.3 INDEMNIFICATION FOR COSTS. During any period of time in which a Fixed Rate Advance is outstanding, the Borrower shall, upon Bank's request, promptly pay to and reimburse the Bank for all costs incurred and payments made by Bank by reason of any future assessment, reserve, deposit or similar requirements or any surcharge, tax or fee imposed upon Bank or as a result of Bank's compliance with any directive or requirement of any regulatory authority pertaining or relating to funds used by Bank in quoting and determining the Fixed Rate. The Fixed Rate applicable to any Fixed Rate Advance for any Interest Period shall be automatically adjusted during such Interest Period to reflect any change in the applicable assessment, reserve, deposit or similar requirement provided, however, that any failure or delay of the Bank to so adjust the Fixed Rate in any instance shall not be deemed a waiver of the right to adjust the Fixed Rate for the same or any later instance.

    4.4 CONVERSION FROM FIXED RATE TO REFERENCE RATE. In the event that Bank shall at any time determine that the accrual of interest on the basis of the Fixed Rate is or has become unlawful or infeasible by reason of Bank's compliance with any new law, rule, regulation, guideline or order, or any new interpretation of any present law, rule, regulation, guideline or order, then Bank shall give telephonic notice thereof (confirmed in writing) to the Borrower, in which event any Fixed Rate Advance shall no longer be deemed to be a Fixed Rate Advance and interest shall thereupon immediately accrue at the Variable Rate, provided, however, that in such event, the Prepayment Fee shall nonetheless be payable. Thereafter principal and interest shall be payable as a Variable Rate Advance.

                                       -9-

5.  MASTER AGREEMENT


    This Addendum is expressly made subject to the terms and conditions of the Master Agreement and is secured by the Collateral described therein.

    IN WITNESS WHEREOF, the parties hereto have caused this Addendum to be executed as of the date first hereinabove written.


BANK:                                          BORROWER

SANWA BANK CALIFORNIA                          NTS TECHNICAL SYSTEMS


By: /s/ M. W. Platt                            By: /s/ LLOYD BLONDER
   -----------------------------------            ----------------------------
    M. W. Platt, Vice President                        LLOYD BLONDER, V.P.
                                                  ----------------------------
                                                          (name/title)

                                               By: /s/
                                                  ----------------------------

                                                  ----------------------------
                                                          (name/title)







                                      -10-

[LOGO]
Sanwa Bank California


                      1997 $3,250,000 TERM LOAN ADDENDUM


      This 1997 $3,250,000 TERM LOAN ADDENDUM (the "Addendum") is made and entered into this _____ day of April, 1997, by and between SANWA BANK CALIFORNIA (the "Bank") and NTS TECHNICAL SYSTEMS (the "Borrower"), on the terms and conditions provided herein.

                                   RECITALS

      A. On or about April ______, 1997 the Borrower made executed and delivered to the Bank a MASTER CREDIT AGREEMENT (the "Master Agreement").

      B. This Addendum is made pursuant and subject to the Master Agreement. Terms not defined in this Addendum have the meaning given such terms in the Master Agreement.

                                   AGREEMENT

1.  DEFINITIONS

    1.1 CERTAIN DEFINED TERMS. Unless elsewhere defined in this Addendum, the following terms shall have the following meanings (such meanings to be generally applicable to the singular and plural forms of the terms defined):

         "Applicable Margin" means, with respect to a Fixed Rate Loan, two and three quarter percent (2.75%) and, with respect to a Variable Rate Advance, three-quarters of one percent (0.75%).

         "COF Rate" means the rate per annum which is quoted and offered by the Bank and accepted by the Borrower pursuant to Section 2.2 below which is approximately equal to the Bank's cost of acquiring a time certificate of deposit in an amount approximately equal to the amount of the then principal balance of the Term Loan for a period of time approximately equal to the date such rate is to become effective to the Maturity Date plus the Applicable Margin.

         "Fixed Rate" means the COF Rate.

         "Fixed Rate Loan" means the principal balance of the Term Loan after the Borrower has elected that interest accrue at a Fixed Rate.

         "Interest Period" means, with respect to a Fixed Rate Loan, the period of time commencing on the Business Day the Term Loan begins to accrue interest at a Fixed Rate and ending on the Maturity Date, provided that:

              (1) if any Interest Period would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day, and

              (2) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period.

         "Lost Opportunity Rate" means the amount expressed as an interest rate by which (a) the offered sale price for a United States Treasury security selected by the Bank having a maturity which most approximates the Interest Period of the Fixed Rate Loan being repaid determined as of the first day of the Interest Period , exceeds (b) the offered sales price for the same United States Treasury security selected pursuant to (a) as of the respective Prepayment Date.

         "Maturity Date" means May 1, 2002.

         "Obligations" means, as of the date the same is to be determined, the principal amount of the Term Loan, all accrued and unpaid interest and all other costs and expenses (including, but not limited to, Bank Expenses) then due and owing by the Borrower under this Addendum.

         "Prepayment" shall mean any principal payment made with respect to a Fixed Rate Loan on other than payments required to be made pursuant to Section 2.5.

         "Prepayment Date" shall mean the date of the respective
    Prepayment.

         "Prepayment Fee" shall mean the fee described in Section 3.2.

         "Prepayment Term" shall mean the dollar amount of each principal repayment remaining to be made pursuant to Section 2.5 without regard to any previous Prepayment (each a "Scheduled Payment" or "$") times the number of years and/or fraction thereof from the Determination Date until the date each such Scheduled Payment was to be paid pursuant to the Loan Documents ("Y") divided by the total of the Scheduled Payments ("P").

                               APT = SUM($ X Y)
                                     ----------
                                          P

         "Term Loan" means the principal balance outstanding under this Addendum.

         "Reference Rate" means an index for a variable interest rate which is quoted, published or announced from time to time by the Bank as its reference rate and as to which loans may be made by the Bank at, below or above such reference rate.

         "Variable Rate" means a rate per annum equal to the Reference
    Rate plus the Applicable Margin, adjusted concurrently with any change in the Reference Rate.


2.  THE TERM LOAN

    2.1 AMOUNT. On terms and conditions as set forth herein, the Bank agrees to make a term loan to the Borrower (the "Term Loan") provided the aggregate principal amount of the Term Loan shall not exceed THREE MILLION, TWO HUNDRED AND FIFTY THOUSAND DOLLARS ($3,250,000.00). The Term Loan is for the purpose of paying the amount owed by the Borrower to Bank of America National Trust and Savings Association ("BofA") and the Bank pursuant to a $6,000,000 revolving line of credit and the amount owing to BofA pursuant to a term loan in the original principal amount of $5,000,000 (the amount owed to the Bank pursuant to such term loan being financed pursuant to the 1997 $749,986 Term Loan Addendum being executed concurrently herewith).

    2.2 REQUESTING ADVANCES. For each Advance made for the purpose described in Section 2.1(a) above, the Borrower shall submit to the Bank a written request in the form attached as Exhibit "A" (each a "Request for Advance") describing with reasonable particularity the equipment being acquired, together with evidence of the purchase price (i.e., an invoice).

    2.3 INTEREST. At Borrower's option, interest on the outstanding principal balance of the Term Loan shall accrue at either Variable Rate (the principal balance while so accruing interest a "Variable Rate Balance") or a Fixed Rate (the principal balance while so accruing interest a "Fixed Rate Loan").

               EACH FIXED RATE LOAN IS SUBJECT TO THE PREPAYMENT
        PROHIBITIONS AND PREPAYMENT FEES ENUMERATED IN SECTION 3 BELOW.

         (a) NOTICE. Upon telephonic notice which shall be received by the Bank at or before the times prescribed below on a Business Day, the Borrower may request the Term Loan accrue interest at a Fixed Rate by requesting the Bank to provide a quote as to the rate which would apply (the "Fixed Rate") for a designated Interest Period and, concurrently with receiving such quote, give the Bank irrevocable notice of the Borrower's acceptance of the rate quoted provided such notice shall be given to the Bank not more than two (2) Business Days prior to but not later than 11:00 a.m. (California time) on the day (which shall be a Business Day) on which the Term Loan is to be made. If the Bank shall not have received notice as prescribed herein of the Borrower's election that interest accrue at the Fixed Rate, the Borrower shall be deemed to have elected that interest accrue at the Variable Rate.

         (b) CONVERSION OF A VARIABLE RATE BALANCE. If the Borrower initially elected that interest accrue on the Term Loan at the Variable Rate, upon telephonic notice to the Bank, the Borrower may elect that interest on the Term Loan be adjusted to accrue at a Fixed Rate by requesting the

    Bank to provide a quote as to the rate which would apply (the "Fixed Rate") and, concurrently with receiving such quote, give the Bank irrevocable notice of the Borrower's acceptance of the rate quoted provided such notice shall be given to the Bank not more than two (2) Business Days prior to but not later than 11:00 a.m. (California time) on the day (which shall be a Business Day) on which the Borrower requests such Variable Rate Balance be converted to a Fixed Rate Balance. THE BORROWER'S OPTION TO CONVERT INTEREST FROM THE VARIABLE RATE TO A FIXED RATE MAY BE EXERCISED ONCE AND ONCE ONLY, AND ONLY WITH RESPECT TO THE ENTIRE PRINCIPAL BALANCE OF THE TERM LOAN THEN OUTSTANDING.

         (c) CONFIRMATION. Bank may, at its option, confirm in writing the terms of any Fixed Rate Balance which confirmation shall be considered to be correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within 5 days after the Borrower's receipt of any such confirmation which it deems to be incorrect.

    2.4 CALCULATION OF INTEREST. Interest at the Variable Rate shall be adjusted concurrently with any change in the Reference Rate. Interest at both the Variable Rate and the Fixed Rate shall be computed on the basis of 360 days per year, but charged on the actual number of days elapsed.

    2.5 PAYMENT OF INTEREST. The Borrower hereby promises and agrees to pay interest on the first calendar day of each month commencing on the first such day to occur after the date of this Addendum. If interest is not paid as it becomes due, it may be added to, become and be treated as a part of the principal, and shall thereafter bear like interest.

    2.6 PAYMENT OF PRINCIPAL. The Borrower promises and agrees to repay the principal balance of the Term Loan in 59 equal monthly payments $54,166.00 commencing on June 1, 1997 and continuing on the first calendar day of each month thereafter. The Borrower hereby promises and agrees to pay to the Bank in full on the Maturity Date the aggregate unpaid principal amount of the Term Loan then outstanding, together with all accrued and unpaid interest thereon. At Bank's option, the Borrower agrees to execute and deliver a promissory note in form and substance satisfactory to the Bank describing the payments as described in this Section.

    2.7 LOAN FEE. The Borrower shall pay to the Bank, concurrently with the execution and delivery of this Addendum, and as condition precedent thereto, a non-refundable loan fee (the "Loan Fee") $16,250.00. The Borrower acknowledges that the Loan Fee will be fully earned by the Bank with the execution and delivery of this Addendum.

    2.8 LATE PAYMENT. If any payment of interest or principal, or any portion thereof, under this Addendum is not paid within ten (10) calendar days after it is due, a late payment charge equal to five percent (5%) of such past due payment may be assessed and shall be immediately payable.

    2.9 LOAN ACCOUNT. The Bank may maintain on its books a record of account in which the Bank shall make entries for each Advance and such other debits and credits as shall be appropriate in connection with this Addendum (the "Loan Account"). The Bank may provide the Borrower with a monthly statement of the Borrower's Loan Account, which statement shall be considered to be correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within 30 days after the Borrower's receipt of any such statement which it deems to be incorrect.


3.  PREPAYMENT; INDEMNITY

    3.1 PROHIBITION AGAINST PREPAYMENT. Notwithstanding anything to the contrary in this Addendum, no prepayment shall be made on the Fixed Rated Loan except by reason of conversion pursuant to Section 3.4 or by reason of acceleration as a result of the occurrence of an Event of Default.

    3.2 PREPAYMENT FEE. Bank expects to incur or will incur certain financial obligations in order to offer the Borrower Fixed Rate Loan. In the event the Borrower is required to prepay the Fixed Rate Loan before the Maturity Date, the Bank may incur certain costs and expenses which are a direct or indirect result of such Prepayment(s). Such expenses would be difficult and costly to determine at the time of occurrence. The parties agree that the prepayment fees (each a "Prepayment Fee") described herein are reasonably approximate to the Bank's actual damages as they can best be determined as of the date hereof.

         (a) PREPAYMENT FEE. In the event the Borrower is required to prepay all or a portion of the Fixed Rate Loan, the Borrower shall pay Bank concurrently with any such Prepayment and as compensation for the damages Bank is reasonably expected to incur, a Prepayment Fee equal to the Lost Opportunity Rate times the Prepayment Term times the amount of the Prepayment.

         (b) UNAVAILABLE INDEX. In the event any index or rate described herein cannot be determined on any date the same is to be determined, the Bank shall make a good faith estimate such index or rate which estimate shall be binding upon the parties. Absent manifest error, all calculations made by Bank as to any index, rate or time period described herein or the amount of any Prepayment Fee shall be conclusive and binding upon all parties.

    3.3 INDEMNIFICATION FOR COSTS. During any period of time in which the Term Loan is accruing Interest at a Fixed Rate, the Borrower shall, upon Bank's request, promptly pay to and reimburse the Bank for all costs incurred and payments made by Bank by reason of any future assessment, reserve, deposit or similar requirements or any surcharge, tax or fee imposed upon Bank or as a result of Bank's compliance with any directive or requirement of any regulatory authority pertaining or relating to funds used by Bank in quoting and determining the Fixed Rate. The Fixed Rate applicable to the Term Loan shall be automatically adjusted to reflect any change in the applicable

                                       -5-
assessment, reserve, deposit or similar requirement provided, however, that any failure or delay of the Bank to so adjust the Fixed Rate in any instance shall not be deemed a waiver of the right to adjust the Fixed Rate for the same or any later instance.

    3.4 CONVERSION FROM FIXED RATE TO REFERENCE RATE. In the event that Bank shall at any time determine that the accrual of interest on the basis of the Fixed Rate is or has become unlawful or infeasible by reason of Bank's compliance with any new law, rule, regulation, guideline or order, or any new interpretation of any present law, rule, regulation, guideline or order, then Bank shall give telephonic notice thereof (confirmed in writing) to the Borrower, in which event the Term Loan shall no longer accrue interest at a Fixed Rate and interest shall thereupon immediately accrue at the Variable Rate, provided, however, that in such event, the Prepayment Fee shall nonetheless be payable.


4.  MASTER AGREEMENT

    This Addendum is expressly made subject to the terms and conditions of the Master Agreement and is secured by the Collateral described therein.


    IN WITNESS WHEREOF, the parties hereto have caused this Addendum to be executed as of the date first hereinabove written.


BANK:                                          BORROWER

SANWA BANK CALIFORNIA                          NTS TECHNICAL SYSTEMS


By: /s/ M. W. Platt                            By: /s/
   -----------------------------------            -----------------------------
         M. W. Platt, Vice President
                                                  -----------------------------
                                                          (name/title)

                                               By: /s/
                                                  -----------------------------

                                                  -----------------------------
                                                          (name/title)






                                        EXHIBIT A

                                   REQUEST FOR ADVANCE

                                 [BORROWER'S LETTER HEAD]

Sanwa Bank California
Sherman Oaks Commercial Banking Center
15165 Ventura Boulevard
Sherman Oaks, California 91403


Re:   1997 $2,000,000 Term Loan Addendum (the "Addendum")


      Pursuant to Section 2 of the Addendum, the undersigned ("Borrower") requests and Advance in the principal amount of $_________________________. The proceeds of such Advance shall be used to acquire the following equipment:






      The Borrower certifies that the purchase cost of such equipment is $______________________ as evidenced by the attached documentation. You are requested to:

    [ ] Deposit the proceeds of such Advance in the undersigned's deposit account No. _______________________.

    [  ]  Pay the proceeds of such Advance to ________________________________
          according to the following instructions: ___________________________
          ____________________________________________________________________.

      Dated as of ________________________, 199____.


                                BORROWER

                                NTS TECHNICAL SYSTEMS


                                By:
                                   ---------------------------------------

                                   ---------------------------------------
                                                 (name/title)
                                       -7-

[LOGO]
Sanwa Bank California]


                       1997 $749,986 TERM LOAN ADDENDUM


      This 1997 $749,986 TERM LOAN ADDENDUM (the "Addendum") is made and entered into this 30th day of April, 1997, by and between SANWA BANK CALIFORNIA (the "Bank") and NTS TECHNICAL SYSTEMS (the "Borrower"), on the terms and conditions provided herein.

                                   RECITALS

      A. On or about April 30, 1997 the Borrower made executed and delivered to the Bank a MASTER CREDIT AGREEMENT (the "Master Agreement").

      B. This Addendum is made pursuant and subject to the Master Agreement. Terms not defined in this Addendum have the meaning given such terms in the Master Agreement.

                                   AGREEMENT

1.  DEFINITIONS

    1.1 CERTAIN DEFINED TERMS. Unless elsewhere defined in this Addendum, the following terms shall have the following meanings (such meanings to be generally applicable to the singular and plural forms of the terms defined):

         "Fixed Rate" means a rate per annum equal to 7.37%.

         "Lost Opportunity Rate" means the amount expressed as an interest rate by which (a) the offered sale price for a United States Treasury security selected by the Bank having a maturity which most approximates the Interest Period of the Fixed Rate Advance or Fixed Rate Balance being repaid determined as of the first day of the Interest Period pertaining to such Advance or Balance, exceeds (b) the offered sales price for the same United States Treasury security selected pursuant to (a) as of the respective Prepayment Date.

         "Maturity Date" means August 31, 1998.

         "Obligations" means, as of the date the same is to be determined, the principal amount of the Term Loan, all accrued and unpaid interest and all other costs and expenses (including, but not limited to, Bank Expenses) then due and owing by the Borrower under this Addendum.

         "Prepayment" shall mean any principal payment made with respect to the Term Loan on other than payments required to be made pursuant to
    Section 2.5 and payments made on the last day of an Interest Period.

                                       -1-

         "Prepayment Date" shall mean the date of the respective Prepayment.

         "Prepayment Fee" shall mean the fee described in Section 3.2.

         "Prepayment Term" shall mean the dollar amount of each principal repayment remaining to be made pursuant to Section 2.5 without regard to any previous Prepayment (each a "Scheduled Payment" or "$") times the number of years and/or fraction thereof from the Determination Date until the date each such Scheduled Payment was to be paid pursuant to the Loan Documents ("Y") divided by the total of the Scheduled Payments ("P").

                               APT = SUM($ X Y)
                                     ----------
                                          P

         "Term Loan" means the loan described in Section 2.1.

         "Reference Rate" means an index for a variable interest rate which is quoted, published or announced from time to time by the Bank as its reference rate and as to which loans may be made by the Bank at, below or above such reference rate.

         "Variable Rate" means a rate per annum equal to the Reference
    Rate plus two and three quarters percents (2.75%), adjusted concurrently with any change in the Reference Rate.


2.  THE TERM LOAN

    2.1 AMOUNT. On terms and conditions as set forth herein, the Bank agrees to make a term loan to the Borrower (the "Term Loan") provided the aggregate principal amount of the Term Loan shall not exceed the lesser of SEVEN HUNDRED, FORTY-NINE THOUSAND, NINE HUNDRED EIGHTY-SIX DOLLARS ($749,986) or the amount owed by the Borrower to the Bank pursuant to that certain Business Loan Agreement dated as of September 1, 1993 by and among the Borrower, Bank of America National Trust and Savings Association, and the Bank (the "Business Loan Agreement"). The Term Loan is for the purpose of paying the amount owed by the Borrower to the Bank the Business Loan Agreement.

    2.2 INTEREST. Borrower promises and agrees to pay interest on the outstanding balance of the Term Loan at a rate per annum equal to the Fixed Rate.

          THE TERM LOAN WHILE ACCRUING INTEREST AT THE FIXED RATE IS SUBJECT TO THE PREPAYMENT PROHIBITIONS AND PREPAYMENT FEES
                        ENUMERATED IN SECTION 3 BELOW.

    2.3 CALCULATION OF INTEREST. Interest be computed on the basis of 360 days per year, but charged on the actual number of days elapsed.

                                       -2-

    2.4 PAYMENT OF INTEREST. The Borrower hereby promises and agrees to pay interest on the first calendar day of each month commencing on the first such day to occur after the date of this Addendum. If interest is not paid as it becomes due, it may be added to, become and be treated as a part of the principal, and shall thereafter bear like interest.

    2.5 PAYMENT OF PRINCIPAL. The Borrower promises and agrees to repay the principal balance of the Term Loan in equal monthly payments of $41,667 commencing on May 1, 1997 and continuing on the first calendar day of each month thereafter. The Borrower hereby promises and agrees to pay to the Bank in full on the Maturity Date the aggregate unpaid principal amount of the Term Loan then outstanding, together with all accrued and unpaid interest thereon. At Bank's option, the Borrower agrees to execute and deliver a promissory note in form and substance satisfactory to the Bank describing the payments as described in this Section.

    2.6 LATE PAYMENT. If any payment of interest or principal, or any portion thereof, under this Addendum is not paid within ten (10) calendar days after it is due, a late payment charge equal to five percent (5%) of such past due payment may be assessed and shall be immediately payable.

    2.7 LOAN ACCOUNT. The Bank may maintain on its books a record of account in which the Bank shall make entries for each Advance and such other debits and credits as shall be appropriate in connection with this Addendum (the "Loan Account"). The Bank may provide the Borrower with a monthly statement of the Borrower's Loan Account, which statement shall be considered to be correct and conclusively binding on the Borrower unless the Borrower notifies the Bank to the contrary within 30 days after the Borrower's receipt of any such statement which it deems to be incorrect.


3.  PREPAYMENT; INDEMNITY

    3.1 PROHIBITION AGAINST PREPAYMENT. Notwithstanding anything to the contrary in this Addendum, no prepayment shall be made on the Term Loan Balance except by reason of conversion pursuant to Section 3.4 or by reason of acceleration as a result of the occurrence of an Event of Default.

    3.2 PREPAYMENT FEE. Bank expects to incur or will incur certain financial obligations in order to offer the Borrower Fixed Rate. In the event the Borrower is required to prepay the Term Loan in advance of payments due pursuant to Section 2.5, the Bank may incur certain costs and expenses which are a direct or indirect result of such Prepayment(s). Such expenses would be difficult and costly to determine at the time of occurrence. The parties agree that the prepayment fees (each a "Prepayment Fee") described herein are reasonably approximate to the Bank's actual damages as they can best be determined as of the date hereof.

                                       -3-

         (a) PREPAYMENT FEE. In the event the Borrower is required to prepay all or a portion of the Term Loan, the Borrower shall pay Bank concurrently with any such Prepayment and as compensation for the damages Bank is reasonably expected to incur, a Prepayment Fee equal to the Lost Opportunity Rate times the Prepayment Term times the amount of the Prepayment.

         (b) UNAVAILABLE INDEX. In the event any index or rate described herein cannot be determined on any date the same is to be determined, the Bank shall make a good faith estimate such index or rate which estimate shall be binding upon the parties. Absent manifest error, all calculations made by Bank as to any index, rate or time period described herein or the amount of any Prepayment Fee shall be conclusive and binding upon all parties.

    3.3 INDEMNIFICATION FOR COSTS. The Borrower shall, upon Bank's request, promptly pay to and reimburse the Bank for all costs incurred and payments made by Bank by reason of any future assessment, reserve, deposit or similar requirements or any surcharge, tax or fee imposed upon Bank or as a result of Bank's compliance with any directive or requirement of any regulatory authority pertaining or relating to funds used by Bank in quoting and determining the Fixed Rate. The Fixed Rate applicable to the Term Loan shall be automatically adjusted to reflect any change in the applicable assessment, reserve, deposit or similar requirement provided, however, that any failure or delay of the Bank to so adjust the Fixed Rate in any instance shall not be deemed a waiver of the right to adjust the Fixed Rate for the same or any later instance.

    3.4 CONVERSION FROM FIXED RATE TO VARIABLE RATE. In the event that Bank shall at any time determine that the accrual of interest on the basis of the Fixed Rate is or has become unlawful or infeasible by reason of Bank's compliance with any new law, rule, regulation, guideline or order, or any new interpretation of any present law, rule, regulation, guideline or order, then Bank shall give telephonic notice thereof (confirmed in writing) to the Borrower, in which event the Term Loan shall no longer accrue interest at a Fixed Rate and interest shall thereupon immediately accrue at the Variable Rate, provided, however, that in such event, the Prepayment Fee shall nonetheless be payable.


4.  MASTER AGREEMENT

      This Addendum is expressly made subject to the terms and conditions of the Master Agreement and is secured by the Collateral described therein.




                                       -4-

      IN WITNESS WHEREOF, the parties hereto have caused this Addendum to be executed as of the date first hereinabove written.


BANK:                                          BORROWER

SANWA BANK CALIFORNIA                          NTS TECHNICAL SYSTEMS


By: /s/ M. W. Platt                            By: /s/
   -----------------------------------            -----------------------------
    M. W. Platt, Vice President
                                                  -----------------------------
                                                           (name/title)

                                               By: /s/
                                                  -----------------------------

                                                  -----------------------------
                                                           (name/title)







                                          -5-
                                  Page 75 of 76