Form 10-Q
period 1997-07-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1997-09-10
CIK 110536

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended July 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from ________________ to
        _________________


                                     0-16438
                            ------------------------
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                     95-4134955
  ------------------------                            -------------
  (State of Incorporation)                            (IRS Employer
                                                   Identification number)

                 24007 Ventura Boulevard, Calabasas, California
               ---------------------------------------------------
              (Address of registrant's principal executive office)

           (818) 591-0776                                        91302
    -------------------------------                            ----------
    (Registrant's telephone number)                            (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares of common stock, par value $.01 per share, outstanding as of September 8, 1997 was 6,894,682
================================================================================

                            Exhibit Index on Page 17

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



                                      Index



PART  I.   FINANCIAL INFORMATION                                        Page No.

        Financial Statements:

               Condensed Consolidated Balance Sheets
               July 31, 1997 (unaudited) and January 31, 1997               3

               Unaudited Condensed Consolidated Statements of Income
               Six Months Ended July 31, 1997 and 1996                      4

               Unaudited Condensed Consolidated Statements of Income
               Three Months Ended July 31, 1997 and 1996                    5

               Unaudited Condensed Consolidated Statements of Cash Flows
               Six Months Ended July 31, 1997 and 1996                      6

        Notes to the Unaudited Condensed Consolidated Financial
           Statements                                                       7

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9


PART  II.   OTHER INFORMATION & SIGNATURE                                  16

        Item 6.  Exhibits and Reports on Form 8-K                          16

EXHIBIT INDEX                                                              17

PART I -- FINANCIAL INFORMATION
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets  (unaudited)
                                                      July 31, 1997  January 31,
                                                       (unaudited)      1997
ASSETS                                                 -----------   ----------
Current assets:
   Cash                                                $   590,000   $ 1,204,000
   Receivables, less allowance for doubtful accounts
     of $792,000 at July 31, 1997 and $703,000 at
     January 31, 1997                                   12,278,000    12,292,000
   Inventories                                           2,479,000     2,271,000
   Deferred income taxes                                   514,000       440,000
   Prepaid expenses                                      1,130,000       813,000
                                                       -----------   -----------
     Total current assets                               16,991,000    17,020,000

Property, plant and equipment, at cost                  46,813,000    44,409,000
Less: accumulated depreciation                          28,363,000    27,309,000
                                                       -----------   -----------
    Net property, plant and equipment                   18,450,000    17,100,000

Intangible assets                                          415,000       438,000
Property held for sale                                     544,000       544,000
Other assets                                               286,000       194,000
                                                       -----------   -----------
TOTAL ASSETS                                           $36,686,000   $35,296,000
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $ 2,178,000   $ 3,395,000
   Accrued expenses                                      2,795,000     2,007,000
    Income taxes payable                                    60,000        40,000
   Current installments of long-term debt                1,513,000     1,878,000
                                                       -----------   -----------
     Total current liabilities                           6,546,000     7,320,000

Long-term debt, excluding current installments           9,639,000     9,183,000
Deferred income taxes                                    2,144,000     2,057,000

Minority Interest                                            2,000         1,000

Stockholders' equity:
   Common stock of $.01 par value.  Authorized,
     20,000,000; issued and outstanding 6,893,000
     as of July 31, 1997 and 6,736,000 as of
     January 31, 1997                                       69,000        67,000
   Additional paid-in capital                           10,884,000    10,577,000
   Retained earnings                                     7,402,000     6,091,000
                                                       -----------   -----------
     Total stockholders' equity                         18,355,000    16,735,000
                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $36,686,000   $35,296,000
                                                       ===========   ===========

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Six Months Ended July 31, 1997 and 1996

                                                     1997            1996
                                                -------------   -------------
REVENUES                                        $ 26,694,000    $ 22,549,000

Cost of sales                                     19,486,000      17,028,000
                                                ------------    ------------
     Gross profit                                  7,208,000       5,521,000

Selling, general and administrative expense        4,277,000       3,684,000
                                                ------------    ------------
     Operating income                              2,931,000       1,837,000

Other income (expense):
   Interest expense, net                            (548,000)       (517,000)
   Other                                              (2,000)         26,000
                                                ------------    ------------
     Total other expense                            (550,000)       (491,000)
                                                ------------    ------------
Income before income taxes, minority interest
  and discontinued operations                      2,381,000       1,346,000

Income taxes                                       1,069,000         607,000
                                                ------------    ------------
Income before minority interest and
  discontinued operations                          1,312,000         739,000

Minority interest                                     (1,000)          9,000
                                                ------------    ------------
INCOME FROM CONTINUING OPERATIONS                  1,311,000         748,000

Loss from discontinued operations                          0         (64,000)
                                                ------------    ------------
NET INCOME                                      $  1,311,000    $    684,000
                                                ============    ============

PRIMARY AND FULLY DILUTED NET INCOME
  PER COMMON SHARE
    Continuing operations                       $       0.19    $       0.11
    Discontinued operations                             0.00           (0.01)
                                                ------------    ------------
TOTAL                                           $       0.19    $       0.10
                                                ============    ============

Weighted average number of common shares and
  common stock equivalents outstanding             6,768,000       6,676,000
                                                ============    ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Three Months Ended July 31, 1997 and 1996

                                                     1997            1996
                                                -------------   -------------

REVENUES                                        $ 13,541,000    $ 11,400,000

Cost of sales                                      9,897,000       8,599,000
                                                ------------    ------------
     Gross profit                                  3,644,000       2,801,000

Selling, general and administrative expense        2,152,000       1,852,000
                                                ------------    ------------
     Operating income                              1,492,000         949,000

Other income (expense):
   Interest expense, net                            (286,000)       (262,000)
   Other                                              (1,000)         24,000
                                                ------------    ------------
     Total other expense                            (287,000)       (238,000)
                                                ------------    ------------

Income before income taxes, minority interest
  and discontinued operations                      1,205,000         711,000

Income taxes                                         540,000         321,000
                                                ------------    ------------
Income before minority interest and
  discontinued operations                            665,000         390,000

Minority interest                                     (2,000)          5,000
                                                ------------    ------------
INCOME FROM CONTINUING OPERATIONS                    663,000         395,000

Loss from discontinued operations                          0         (49,000)
                                                ------------    ------------

NET INCOME                                      $    663,000    $    346,000
                                                ============    ============

Primary and fully diluted net income
  per common share
    Continuing operations                       $       0.10    $       0.06
    Discontinued operations                             0.00           (0.01)
                                                ------------    ------------
TOTAL                                           $       0.10    $       0.05
                                                ============    ============

Weighted average number of common shares and
  common stock equivalents outstanding             6,794,000       6,704,000
                                                ============    ============

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for Six Months Ended July 31, 1997 and 1996

                                                    1997            1996
                                                ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations             $ 1,311,000     $   748,000

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                 1,080,000       1,147,000
    Provision for losses on receivables              89,000          60,000
    Deferred income taxes                            13,000         316,000
    Tax benefit from sale of stock options
      exercised                                      84,000               0
    Net changes in assets and liabilities:
      Accounts receivable                           (75,000)     (1,792,000)
      Inventories                                  (208,000)       (500,000)
      Prepaid expenses                             (317,000)        (37,000)
      Other assets                                  (92,000)        (21,000)
      Accounts payable                           (1,217,000)        668,000
      Accrued expenses                              788,000         613,000
      Income taxes                                   20,000          38,000
      Distributed earnings of affiliate                   0         (51,000)
      Undistributed earnings of affiliate             1,000          (9,000)
                                                -----------     -----------
  Net cash provided by continuing operations      1,477,000       1,180,000
    Loss from discontinued operations                     0         (64,000)
                                                -----------     -----------
  Net cash provided by operating activities       1,477,000       1,116,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment        (2,407,000)     (1,421,000)
Investment in new subsidiary                              0        (253,000)
                                                -----------     -----------
  Net cash used for investing activities         (2,407,000)     (1,674,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                      4,151,000       1,137,000
Repayments of current and long-term debt         (4,060,000)       (932,000)
Proceeds from stock options exercised               225,000          36,000
                                                -----------     -----------
  Net cash provided by financing activities         316,000         241,000
                                                -----------     -----------

Net decrease in cash                               (614,000)       (317,000)
Beginning cash balance                            1,204,000       1,949,000
                                                -----------     -----------

ENDING CASH BALANCE                             $   590,000     $ 1,632,000
                                                ===========     ===========

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1. In accordance with instructions to Form 10-Q the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1997.

2. The statements presented as of and for the six-month and three-month periods ended July 31, 1997 and 1996 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year.

5. Primary income per share for the six-month and three-month periods ended July 31, 1997, were computed on the weighted average number of shares of common stock and stock equivalents (stock options) outstanding. The effect of stock options on the fully diluted calculations was either immaterial or antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 will have no material effect on the calculation of earnings per share for the six-month and three-month periods ended July 31, 1997.

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

8. Cash paid for interest and taxes for the six months ended July 31, 1997 was $ 502,000 and $ 582,000 respectively. Cash paid for interest and taxes for the six months ended July 31, 1996 was $559,000 and $337,000 respectively.

9. Minority interest in the Registrant's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. in December 1996. Profits are shared 64% to NQA-USA, Inc. and 36% to National Quality Assurance, Ltd.

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

(tabular header information:  Dollars in thousands)


RESULTS OF OPERATIONS
- ---------------------
REVENUES

Six months ended July 31               1997    % Change    1996
                                     =============================
Technical Services                    $20,464    13.5%    $18,036
Registration Services                   1,515    15.7%      1,309
Technical Staffing                      4,715    47.2%      3,204
                                      =======             =======
   Total net revenue                  $26,694    18.4%    $22,549
                                      =======             =======

For the six months ended July 31, 1997, consolidated revenues increased by $4,145,000 or 18.4% when compared to the same period in 1996. In 1997, the Technical Services segment revenues increased due to increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors as well as an increase in outsourcing of testing and engineering services by prime contractors.

Revenues in the Technical Staffing segment increased by $1,511,000 due to increases in the expanding information technology portion of its business and the continuing success of its strategic alliances with a major technical staffing company.

Revenues in the Registration Services segment increased $206,000 as a result of continuing marketing efforts and an increase in demand by U.S.
companies for ISO 9000 certification.

It is anticipated by the Registrant that revenues in the Technical Services and Technical Staffing segments will continue to increase at about the same rate through fiscal 1998. The Registrant also anticipates that revenues in the Registration Services segment will continue to grow moderately through 1998.

GROSS PROFIT

Six months ended July 31               1997     % Change   1996
                                     =============================
Technical Services                    $ 5,614     28.2%   $ 4,378
  % to segment revenue                   27.4%               24.3%
Registration Services                     568     44.2%       394
   % to segment revenue                  37.5%               30.1%
Technical Staffing                      1,026     37.0%       749
  % to segment revenue                   21.8%               23.4%
                                     --------             -------
Total                                 $ 7,208     30.6%   $ 5,521
                                     ========             =======
 % to total net revenue                  27.0%              24.5%

Total gross profit for the six-month period ended July 31, 1997 increased by $1,687,000 as a result of increased revenues in 1997 compared to 1996. Gross profit as a percentage of net revenues in 1997 also increased when compared to the same period in 1996. This increase was due primarily to the success of the Registrant in obtaining more profitable fixed price contracts in its Technical Services segment and the success of its continuing cost containment programs in all segments of its business.

SELLING, GENERAL & ADMINISTRATIVE


Six months ended July 31               1997     % Change   1996
                                     =============================
Technical Services                    $ 2,961      7.3%   $ 2,759
  % to segment revenue                   14.5%               15.3%
Registration Services                     425     38.0%       308
   % to segment revenue                  28.1%               23.5%
Technical Staffing                        823     47.8%       557
  % to segment revenue                   17.5%               17.4%
Corporate                                  68     13.3%        60
                                      -------             -------
Total S G & A                         $ 4,277     16.1%   $ 3,684
                                      =======             =======
 % to total net revenue                  16.0%               16.3%

Total selling, general and administrative expenses increased $593,000 for the six-month period ended July 31, 1997 when compared to the same period in 1996. This increase was due primarily to the increase in revenues in addition to the opening of three new marketing offices in the Registrant's Technical Staffing segment, and a new laboratory in its Technical Services segment. Selling, general and administrative expenses decreased slightly as a percentage of net revenues due to the success of the Registrant's continuing cost containment activities. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

INTEREST EXPENSE

Net interest expense increased $31,000 in the six months ended July 31, 1997 when compared to the same period in 1997. This increase was principally due to increases in the term loan and line of credit balances.

INCOME TAXES

The income tax provisional rate for the first six months of 1997 and 1996 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the six months ended July 31, 1997 increased over the same period in 1996 due to the higher income before taxes in 1997. Current income tax liability was reduced by $84,000 related the tax benefit of stock options exercised. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly.

DISCONTINUED OPERATIONS

The loss from discontinued operations represents the operating results of the Registrant's Environmental Services segment prior to its discontinuance in fiscal 1997 and estimated future shutdown expenses.

NET INCOME

The increase in net income in the six months ended July 31, 1997 compared to the same period in 1997 was due to increased revenues and higher gross profit margins.

The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

REVENUES

Quarter ended July 31                  1997     % Change   1996
                                     =============================
Technical Services                    $10,227     13.3%   $ 9,024
Registration Services                     779      1.6%       767
Technical Staffing                      2,535     57.6%     1,609
                                      -------             -------
   Total net revenue                  $13,541     18.8%   $11,400
                                      =======             =======

For the three months ended July 31, 1997, consolidated revenues increased by $2,141,000 or 18.8% when compared to the same period in 1996. In 1997, the Technical Services segment revenues increased $1,203,000 due to the increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors as well as their continued outsourcing of testing and engineering services.

Revenues in the Technical Staffing segment increased $926,000 due to increases in the expanding information technology portion of its business and the continuing success of its strategic alliances with a major technical staffing company.

It is anticipated by the Registrant that revenues in the Technical Services and Technical Staffing segments will continue to increase through the end of fiscal 1998. The Registrant also anticipates that revenues in the Registration Services segment will continue to grow moderately for the remainder of fiscal 1998.


GROSS PROFIT

Quarter ended July 31                  1997     % Change   1996
                                     =============================
Technical Services                    $ 2,769     26.0%   $ 2,198
 % to segment revenue                    27.1%               24.4%
Registration Services                     343     65.7%       207
 % to segment revenue                    44.0%               27.0%
Technical Staffing                        532     34.3%       396
 % to segment revenue                    21.0%               24.6%
                                      -------             -------
Total                                 $ 3,644     30.1%   $ 2,801
                                      =======             =======
 % to total net revenue                  26.9%               24.6%


Total gross profit for the quarter ended July 31, 1997 increased by $843,000 as a result of increased revenues in 1997 compared to 1996. Gross profit as a percentage of net revenues in 1997 also increased when compared to the same period in 1996. This increase was due primarily to the success of the Registrant in obtaining more profitable fixed price contracts in its Technical Services segment and the success of its continuing cost containment programs in all segments of its business.

SELLING, GENERAL & ADMINISTRATIVE


Quarter ended July 31                  1997     % Change   1996
                                     =============================
Technical services                    $ 1,474      6.8%   $ 1,380
 % to segment revenue                    14.4%               15.3%
Registration services                     216     44.0%       150
 % to segment revenue                    27.7%               19.6%
Contract labor services                   428     46.1%       293
 % to segment revenue                    16.9%               18.2%
Corporate                                  34     17.2%        29
                                      -------             -------
Total S G & A                         $ 2,152     16.2%   $ 1,852
                                      =======             =======
 % to total net revenue                  15.9%               16.2%


Total selling, general and administrative expenses increased $300,000 for the quarter ended July 31, 1997 when compared to the same period in 1996. This increase was due primarily to the increase in revenues in addition to the opening of a third new marketing office in the Registrant's Technical Staffing segment, and a new laboratory in its Technical Services segment. Selling, general and administrative expenses decreased slightly as a percentage of net revenues due to the success of the Registrant's continuing cost containment activities. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

INTEREST EXPENSE

Net interest expense increased $24,000 in the quarter ended July 31, 1997 when compared to the same period in 1997. This increase was principally due to increases in the term loan and line of credit balances.

INCOME TAXES

The income tax provisional rate for the second quarters of 1997 and 1996 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the quarter ended July 31, 1997 was higher than the same period in 1996 due to the increase in income before taxes and minority interest. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly.

DISCONTINUED OPERATIONS

The loss from discontinued operations represents the operating results of the Registrant's Environmental Services segment prior to its discontinuance in fiscal 1997 and estimated future shutdown expenses.

NET INCOME

The increase in net income in the quarter ended July 31, 1997 compared to the same period in 1997 was due to increased revenues and higher gross profit margins.

BUSINESS ENVIRONMENT

During the course of the last fiscal year, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, seems to have stabilized and, in some areas, shows signs of strengthening. Various major prime government contractors have won significant development contracts which increases the market for the Registrant's Technical Services segment. During the period of uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry's merger activities and ultimate downsizing. In addition, increased activity in commercial satellite and launch vehicles has increased demand for component and systems testing. As the demand for nuclear staff augmentation has decreased, the Registrant has aggressively pursued additional business in the growing Information Technology ("IT") portion of its Technical Staffing segment's business. The Registrant supplies IT professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. Also, the Registrant continues to pursue ISO registration business through its Registration Services segment as demand for these services continues to increase as more companies must compete for business in the global market place. Because of the foregoing, as well as other factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

In the six ended July 31, 1997, cash provided by operations after discontinued operations increased by $361,000 when compared to the same period in 1996. Major items contributing to this increase were significant increases in net income and accrued expenses offset by decreases in accounts payable and increases in inventory and prepaid expenses.

Net cash used in investing activities in the six months ended July 31, 1997 increased $733,000 over the same period in 1996. The Registrant anticipates that its capital spending level in fiscal 1998 will be higher than fiscal 1997. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

In the six months ended July 31, 1997, net cash provided by financing activities consisted of increases in bank term loans and lines of credit of $4,151,000 and proceeds from the exercise of stock options of $225,000, offset by debt reduction on short term and long term debt of $4,060,000. Long term debt increased $413,000 for the six-month period ended July 31, 1997 when compared to the same period in 1996 due to new borrowings in excess of regularly scheduled payments on long-term debt. In May 1997, the Registrant paid off its revolving lines of credit and term loans with Bank of America NT & SA and replaced them with a new $6,000,000 revolving line of credit with Sanwa Bank California at an interest rate of prime plus 0.5%, which expires on August 1, 1998, and is in the process of being extended to August 1, 1999, and a $3,250,000 term loan with Sanwa Bank California at an interest rate of prime plus 0.75% which matures on May 1, 2002. In addition, the Registrant has entered into an agreement with Sanwa Bank California for a $2,000,000 equipment line of credit which matures on February 1, 2003 with interest only payments through January 31, 1998. This line was used to retire the leases outstanding with Bank of America NT & SA which were approximately $1,170,000 at May 31, 1997, and to finance a portion of future requirements.

The Registrant has negotiated with Sanwa Bank California as agent and Mellon Bank a new credit agreement which will replace the above agreements which were in effect on July 31, 1997. The new agreements include a new $6,000,000 revolving line of credit at an interest rate of the Bank's reference rate plus 0.25% which expires in September 1999. Also included in the new agreements is a $6,500,000 term loan at an interest rate of the Bank's reference rate plus 0.50% which expires in January 2003.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations, plus the new revolving lines of credit. The Registrant's bank revolving lines of credit, which at July 31, 1997 aggregated $6,000,000 for short-term liquidity needs, had $2,788,000 available.

FORWARD-LOOKING INFORMATION

Certain statements or assumptions in Management's Discussion and Analysis contain or are based on "forward-looking" information (as defined in the Private Securities Litigation and Reform Act of 1997) that involves risk and uncertainties inherent in the Registrant's business. Actual outcomes are dependent upon the Registrant's successful performance of internal plans, customer changes in short range and long range plans, competition in the Registrant's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      Exhibit 27 - Financial Data Schedule

               (b)    Form 8-K

                      During the quarter ended July 31, 1997 the registrant did not file a current report on Form 8-K.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL TECHNICAL SYSTEMS, INC.



Date: September 9, 1997             By: /s/ Lloyd Blonder
     ----------------------             -------------------------------
                                        Lloyd Blonder
                                        Senior Vice President
                                        Chief Financial Officer

                                        (Signing on behalf of the
                                         registrant and as principal
                                         financial officer)

                                  EXHIBIT INDEX


Exhibit No.          Description                                    Page No.
- -------------------------------------------------------------------------------

  27                 Financial Data Schedule                           18

                               [insert FDS here]