Form 10-Q
period 1997-10-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1997-12-10
CIK 110536

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended October 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from ________________ to
      _________________


                                     0-16438
                            ------------------------
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                          95-4134955
                  ----------                          ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares of common stock, par value $.01 per share, outstanding as of December 2, 1997 was 6,966,412.


                            Exhibit Index on Page 19

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



                                      Index



PART  I.   FINANCIAL INFORMATION                                   Page No.

   Financial Statements:

       Condensed Consolidated Balance Sheets
       October 31, 1997 (unaudited) and January 31, 1997               3

       Unaudited Condensed Consolidated Statements of Income
       Nine Months Ended October 31, 1997 and 1996                     4

       Unaudited Condensed Consolidated Statements of Income
       Three Months Ended October 31, 1997 and 1996                    5

       Unaudited Condensed Consolidated Statements of Cash Flows
       Nine Months Ended October 31, 1997 and 1996                     6

   Notes to the Unaudited Condensed Consolidated Financial Statements  7

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                 9


PART II.   OTHER INFORMATION & SIGNATURE

   Item 6.  Exhibits and Reports on Form 8-K                          17

PART I -- FINANCIAL INFORMATION
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets

                                                      October 31,    January 31,
                                                         1997           1997
                                                      (unaudited)
Assets
Current assets:
   Cash                                                $ 1,496,000   $ 1,204,000
   Receivables, less allowance for doubtful accounts
     of $825,000 at October 31, 1997 and $703,000
     at January 31, 1997                                13,721,000    12,292,000
   Inventories                                           2,598,000     2,271,000
   Deferred income taxes                                   528,000       440,000
   Prepaid expenses                                        964,000       813,000
                                                       -----------   -----------
     Total current assets                               19,307,000    17,020,000

Property, plant and equipment, at cost                  47,677,000    44,409,000
Less: accumulated depreciation                          28,941,000    27,309,000
                                                       -----------   -----------
    Net property, plant and equipment                   18,736,000    17,100,000

Intangible assets                                          678,000       438,000
Property held for sale                                     544,000       544,000
Other assets                                               277,000       194,000
                                                       -----------   -----------
     Total other assets                                  1,499,000     1,176,000
                                                       -----------   -----------
Total Assets                                           $39,542,000   $35,296,000
                                                       ===========   ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                    $ 2,599,000   $ 3,395,000
   Accrued expenses                                      3,092,000     2,007,000
   Income taxes payable                                    257,000        40,000
   Current installments of long-term debt                1,204,000     1,878,000
                                                       -----------   -----------
     Total current liabilities                           7,152,000     7,320,000

Long-term debt, excluding current installments          11,533,000     9,183,000
Deferred income taxes                                    2,158,000     2,057,000

Minority Interest                                           11,000         1,000

Stockholders' equity:
   Common stock, no par value;  Authorized,
    20,000,000; issued and outstanding
    6,965,912 as of October 31, 1997 and
    6,736,000 as of January 31, 1997                    11,020,000    10,644,000
   Retained earnings                                     7,668,000     6,091,000
                                                       -----------   -----------
     Total stockholders' equity                         18,688,000    16,735,000
                                                       -----------   -----------
Total Liabilities and Stockholders' Equity             $39,542,000   $35,296,000
                                                       ===========   ===========
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Nine Months Ended October 31, 1997 and 1996


                                                    1997            1996
                                                ------------    ------------
Revenues                                        $ 41,664,000    $ 34,857,000

Cost of sales                                     30,387,000      26,290,000
                                                ------------    ------------
     Gross profit                                 11,277,000       8,567,000

Selling, general and administrative expense        6,772,000       5,566,000
                                                ------------    ------------
     Operating income                              4,505,000       3,001,000

Other income (expense):
   Interest expense, net                            (868,000)       (778,000)
   Other                                               2,000          28,000
                                                ------------    ------------
Total other expense                                 (866,000)       (750,000)
                                                ------------    ------------
Income before income taxes, minority interest
  and discontinued operations                      3,639,000       2,251,000

Income taxes                                       1,637,000       1,014,000
                                                ------------    ------------
Income before minority interest and
  discontinued operations                          2,002,000       1,237,000

Minority interest                                    (10,000)         11,000
                                                ------------    ------------
Income from continuing operations                  1,992,000       1,248,000

Loss from discontinued operations                          0        (209,000)
                                                ------------    ------------
Net Income                                      $  1,992,000    $  1,039,000
                                                ============    ============

Primary and fully diluted net income per
  common share
    Continuing operations                               0.29            0.19
    Discontinued operations                             0.00           (0.03)
                                                ------------    ------------
Total                                           $       0.29    $       0.16
                                                ============    ============

Weighted average number of common shares and
  common stock equivalents outstanding             6,827,000       6,697,000
                                                ============    ============


See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Three Months Ended October 31, 1997 and 1996

                                                     1997            1996
                                                ------------    ------------
Revenues                                        $ 14,970,000    $ 12,308,000

Cost of sales                                     10,901,000       9,262,000
                                                ------------    ------------
     Gross profit                                  4,069,000       3,046,000

Selling, general and administrative expense        2,495,000       1,882,000
                                                ------------    ------------
     Operating income                              1,574,000       1,164,000

Other income (expense):
   Interest expense, net                            (320,000)       (261,000)
   Other                                               4,000           2,000
                                                ------------    ------------
Total other expense                                 (316,000)       (259,000)
                                                ------------    ------------

Income before income taxes, minority interest
  and discontinued operations                      1,258,000         905,000

Income taxes                                         568,000         407,000
                                                ------------    ------------
Income before minority interest and
  discontinued operations                            690,000         498,000

Minority interest                                     (9,000)          2,000
                                                ------------    ------------
Income from continuing operations                    681,000         500,000

Loss from discontinued operations                          0        (145,000)
                                                ------------    ------------
Net Income                                      $    681,000    $    355,000
                                                ============    ============
Primary and fully diluted net income
  per common share
    Continuing operations                               0.10            0.07
    Discontinued operations                             0.00           (0.02)
                                                ------------    ------------
          Total                                 $       0.10    $       0.05
                                                ============    ============

Weighted average number of common shares and
  common stock equivalents outstanding             6,946,000       6,710,000
                                                ============    ============


See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
for Nine Months Ended October 31, 1997 and 1996
                                                      1997            1996
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations               $  1,992,000    $  1,248,000

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                    1,670,000       1,689,000
    Provision for losses on receivables                122,000         126,000
    Deferred income taxes                               13,000         464,000
    Gain on sale of assets                                   0           1,000
    Tax benefit from sale of stock options
      exercised                                        120,000               0
    Net changes in assets and liabilities:
      Accounts receivable                           (1,551,000)     (1,345,000)
      Inventories                                     (327,000)       (245,000)
      Prepaid expenses                                (151,000)       (421,000)
      Other assets                                     (83,000)        (12,000)
      Accounts payable                                (796,000)       (282,000)
      Accrued expenses                               1,085,000         838,000
      Income taxes                                     217,000         (65,000)
      Distributed earnings (losses) of
        affiliate                                            0         (51,000)
      Undistributed earnings (losses)
        of affiliate                                    10,000         (11,000)
                                                  ------------    ------------
  Net cash provided by continuing operations         2,321,000       1,934,000
      Loss from discontinued operations                      0        (209,000)
                                                  ------------    ------------
  Net cash provided by operating activities          2,321,000       1,725,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment           (3,271,000)     (2,371,000)
Investment in new business                            (275,000)       (253,000)
Proceeds on sale of assets                                   0           4,000
                                                  ------------    ------------
  Net cash used in investing activities             (3,546,000)     (2,620,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                        15,981,000       2,375,000
Repayments of current and long-term debt           (14,305,000)     (1,619,000)
Cash dividends paid                                   (415,000)       (335,000)
Proceeds from stock options exercised                  256,000          44,000
                                                  ------------    ------------
  Net cash provided by financing activities          1,517,000         465,000
                                                  ------------    ------------
Net increase (decrease) in cash                        292,000        (430,000)
Beginning cash balance                               1,204,000       1,949,000
                                                  ------------    ------------
ENDING CASH BALANCE                               $  1,496,000    $  1,519,000
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

2. The statements presented as of and for the nine-month and three-month periods ended October 31, 1997 and 1996 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year.

5. Primary income per share for the nine-month and three-month periods ended October 31, 1997, were computed on the weighted average number of shares of common stock and stock equivalents (stock options) outstanding. The effect of stock options on the fully diluted calculations was either immaterial or antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 will have no material effect on the calculation of earnings per share for the nine-month and three-month periods ended October 31, 1997.

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

8. Cash paid for interest and taxes for the nine months ended October 31, 1997 was $817,000 and $917,000 respectively. Cash paid for interest and taxes for the nine months ended October 31,1996 was $846,000 and $582,000 respectively.

9. Minority interest in the Registrants NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. in December 1996. Profits are shared 64% to NQA-USA, Inc. and 36% to National Quality Assurance, Ltd.

10. In January 1997, the Registrant, after considering the highly competitive and unreliable nature of the business and the inability to operate at profitable levels, elected to discontinue and abandon its Environmental Services segment. All historical data has been restated to reflect this discontinued operation.

11. Due to the reincorporation of the Registrant into a California corporation, the par value of the common stock changed from $.01 to no par value. The common stock account has been adjusted to combine the additional paid in capital account and the common stock account into one account.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the nine months ended October 31.

(TABULAR HEADER INFORMATION:  DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUES
Nine months ended October 31       1997   % Change       1996
                              ========= ========== ==========

Technical Services              $31,383      11.8%    $28,065

Registration Services             2,416      42.8%      1,692

Technical Staffing                7,865      54.2%      5,100

                              =========            ==========
   Total net revenue            $41,664      19.5%    $34,857
                              =========            ==========

For the nine months ended October 31, 1997, consolidated revenues increased by $6,807,000 or 19.5% when compared to the same period in 1996. In 1997, the Technical Services segment revenues increased due to increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors as well as an increase in outsourcing of engineering and evaluation services by commercial customers.

Revenues in the Technical Staffing segment increased by $2,765,000 due to increases in the expanding information technology portion of its business, the continuing success of its strategic alliances with major technical staffing companies, the opening of three new staffing offices during the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997.

Revenues in the Registration Services segment increased $724,000 as a result of continuing marketing efforts and an increase in demand by U.S. companies for ISO 9000 certification.

It is anticipated by the Registrant that revenues in the Technical Services and Technical Staffing segments will continue to increase at about the same rate through fiscal 1998. The Registrant also anticipates that revenues in the Registration Services segment will continue to grow moderately through 1998.

GROSS PROFIT
Nine months ended October 31       1997   % Change      1996
                              ========= ========== =========

Technical Services               $8,640      25.3%    $6,893

  % to segment revenue            27.5%                24.6%

Registration Services               911      98.0%       460

   % to segment revenue           37.6%                27.2%

Technical Staffing                1,726      42.2%     1,214

  % to segment revenue            21.9%                23.8%

                              =========            =========
Total                           $11,277      31.6%    $8,567
                              =========            =========
 % to total net revenue           27.1%                24.6%


Total gross profit for the nine-month period ended October 31, 1997 increased by $2,710,000 as a result of increased revenues in 1997 compared to 1996. Gross profit as a percentage of net revenues in 1997 also increased when compared to the same period in 1996. This increase was due primarily to the success of the Registrant in obtaining more profitable fixed price contracts in its Technical Services segment and the success of its continuing cost containment programs in all segments of its business, other than the Technical Staffing segment which experienced a decrease in its gross profit as a percentage of net revenues due primarily to the opening of three new staffing offices in the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997.

SELLING, GENERAL & ADMINISTRATIVE

Nine months ended October 31       1997   % Change      1996
                              ========= ========== =========

Technical Services             $4,611        14.2%    $4,037

  % to segment revenue          14.7%                  14.4%

Registration Services             664        18.8%       559

   % to segment revenue         27.4%                  33.0%

Technical Staffing              1,397        58.6%       881

  % to segment revenue          17.8%                  17.3%

Corporate                         100        12.4%        89
                            =========              =========

Total S G & A                  $6,772        21.7%    $5,566
                            =========              =========
 % to total net revenue         16.3%                  16.0%


Total selling, general and administrative expenses increased $1,206,000 for the nine-month period ended October 31, 1997 when compared to the same period in 1996. This increase was due primarily to the increase in revenues in addition to expenses related to the acquisition of the staffing division of Texas-based Johnson Engineering Corporation located in Boulder, Colorado during the third quarter of 1997, along with the opening of three new staffing offices in the Registrant's Technical Staffing segment. Selling, general and administrative expenses increased slightly as a percentage of net revenues in the Technical Services Segment due to increased selling expenses related to salaries, commissions, advertising and the opening of a new laboratory. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

INTEREST EXPENSE

Net interest expense increased $90,000 in the nine months ended October 31, 1997 when compared to the same period in 1997. This increase was principally due to increases in the term loan and line of credit balances.

INCOME TAXES

The income tax provisional rate for the first nine months of 1997 and 1996 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the nine months ended October 31, 1997 increased over the same period in 1996 due to the higher income before taxes in 1997. Current income tax liability was reduced by $120,000 related to the tax benefit of stock options exercised. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly.

DISCONTINUED OPERATIONS

The loss from discontinued operations represents the operating results of the Registrant's Environmental Services segment prior to its discontinuance in fiscal 1997 and estimated future shutdown expenses.

NET INCOME

The increase in net income in the nine months ended October 31, 1997 compared to the same period in 1997 was due to increased revenues and higher gross profit margin, partially offset by higher interest, selling, general and administrative expenses and income taxes.


The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.


REVENUES
Quarter ended October 31           1997   % Change       1996
                              ========= ========== ==========

Technical Services              $10,919      11.9%     $9,759

Registration Services               901      38.0%        653

Technical Staffing                3,150      66.1%      1,896

                              =========            ==========
   Total net revenue            $14,970      21.6%    $12,308
                              =========            ==========


For the three months ended October 31, 1997, consolidated revenues increased by $2,662,000 or 21.6% when compared to the same period in 1996. In 1997, the Technical Services segment revenues increased $1,160,000 due to the increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors as well as their continued outsourcing of engineering and evaluation services.

Revenues in the Technical Staffing segment increased $1,254,000 due to increases in the expanding information technology portion of its business, the continuing success of its strategic alliances with major technical staffing companies, the opening of three new staffing offices during the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997.

Revenues in the Registration Services segment increased $248,000 as a result of continuing marketing efforts and an increase in demand by U.S. companies for ISO 9000 certification.

It is anticipated by the Registrant that revenues in the Technical Services and Technical Staffing segments will continue to increase through the end of fiscal 1998. The Registrant also anticipates that revenues in the Registration Services segment will continue to grow moderately for the remainder of fiscal 1998.


GROSS PROFIT
Quarter ended October 31           1997   % Change      1996
                              ========= ========== =========

Technical Services               $3,026      20.3%     $2,515

  % to segment revenue            27.7%                 25.8%

Registration Services               343     419.7%         66

   % to segment revenue           37.9%                 10.1%

Technical Staffing                  700      50.5%        465

  % to segment revenue            22.2%                 24.5%

                              =========             =========
Total                            $4,069      33.6%     $3,046

                              =========             =========
 % to total net revenue           27.2%                 24.7%


Total gross profit for the quarter ended October 31, 1997 increased by $1,023,000 as a result of increased revenues in 1997 compared to 1996. Gross profit as a percentage of net revenues in 1997 also increased when compared to the same period in 1996. This increase was due primarily to the success of the Registrant in obtaining more profitable fixed price contracts in its Technical Services segment and the success of its continuing cost containment programs in all segments of its business, other than the Technical Staffing segment which experienced a decrease in its gross profit as a percentage of net revenues due primarily to the opening of three new staffing offices in the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997.


SELLING, GENERAL & ADMINISTRATIVE

Quarter ended October 31           1997   % Change       1996

                              ========= ==========  =========

Technical services               $1,650      29.1%     $1,278

  % to segment revenue            15.1%                 13.1%

Registration services               239      -4.8%        251

   % to segment revenue           26.4%                 38.4%

Technical Staffing                  574      77.2%        324

  % to segment revenue            18.2%                 17.1%

Corporate                            32      10.3%         29
                              =========             =========
Total S G & A                    $2,495      32.6%     $1,882

                              =========             =========
 % to total net revenue           16.7%                 15.3%


Total selling, general and administrative expenses increased $613,000 for the quarter ended October 31, 1997 when compared to the same period in 1996. This increase was due primarily to the increase in revenues in addition to expenses related to the acquisition of the staffing division of Texas-based Johnson Engineering Corporation located in Boulder, Colorado during the third quarter of 1997, along with expenses related to the three new staffing offices opened during fiscal 1998. Selling, general and administrative expenses increased as a percentage of net revenues in the Technical Services Segment due to increased selling expenses related to salaries, commissions and advertising. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

INTEREST EXPENSE

Net interest expense increased $59,000 in the quarter ended October 31, 1997 when compared to the same period in 1996. This increase was principally due to increases in the term loan and line of credit balances.

INCOME TAXES

The income tax provisional rate for the third quarters of 1997 and 1996 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the quarter ended October 31, 1997 was higher than the same period in 1996 due to the increase in income before taxes and minority interest. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly.

DISCONTINUED OPERATIONS

The loss from discontinued operations represents the operating results of the Registrant's Environmental Services segment prior to its discontinuance in fiscal 1997 and estimated future shutdown expenses.

NET INCOME

The increase in net income in the quarter ended October 31, 1997 compared to the same period in 1996 was due to increased revenues and higher gross profit margins, partially offset by higher interest, selling, general and administrative expenses and income taxes.

BUSINESS ENVIRONMENT

During the course of the last fiscal year, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, seems to have stabilized and, in some areas, shows signs of strengthening. Various major prime government contractors have won significant development contracts, which increases the market for the Registrant's Technical Services segment. During the period of uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry's merger activities and ultimate downsizing. In addition, increased activity in commercial satellite and launch vehicles has increased demand for component and systems testing. As the demand for nuclear staff augmentation has decreased, the Registrant has aggressively pursued additional business in the growing Information Technology ("IT") portion of its Technical Staffing segment's business. The Registrant supplies IT professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. Also, the Registrant continues to pursue ISO registration business through its Registration Services segment as demand for these services continues to increase as more companies must compete for business in the global market place. Notwithstanding the foregoing, and because of factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended October 31, 1997, cash provided by operations after discontinued operations increased by $596,000 when compared to the same period in 1996. Major items contributing to this increase were significant increases in net income and accrued expenses offset by decreases in accounts payable.

Net cash used in investing activities in the nine months ended October 31, 1997 increased $926,000 over the same period in 1996. The Registrant anticipates that its capital spending level in fiscal 1998 will be higher than fiscal 1997. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

In the nine months ended October 31, 1997, net cash provided by financing activities consisted of increases in bank term loans and lines of credit of $15,981,000 and proceeds from the exercise of stock options of $256,000, offset by debt reduction on short term and long term debt of $14,305,000 and cash dividends paid of $415,000. Long term debt increased $1,769,000 for the nine-month period ended October 31, 1997 when compared to the same period in 1996 due to new borrowings in excess of regularly scheduled payments on long-term debt. In May 1997, the Registrant paid off its revolving lines of credit and term loans with Bank of America NT & SA and replaced them with a new $6,000,000 revolving line of credit with Sanwa Bank California at an interest rate of prime plus 0.5% and a $3,250,000 term loan with Sanwa Bank California at an interest rate of prime plus 0.75% which matures on May 1, 2002. In addition, the Registrant entered into an agreement with Sanwa Bank California for a $2,000,000 equipment line of credit which matures on February 1, 2003 with interest only payments through January 31, 1998. This line was used to retire the leases outstanding with Bank of America NT & SA which were approximately $1,170,000 at May 31, 1997, and to finance a portion of future requirements. In September 1997, the Registrant negotiated with Sanwa Bank California as agent and Mellon Bank a new credit agreement which replaces all of the above agreements. The new agreements include a new $6,000,000 revolving line of credit at an interest rate of the Bank's reference rate plus 0.25% which expires in September 1999. Also included in the new agreements is a $6,500,000 term loan at an interest rate of the Bank's reference rate plus 0.50% which expires in January 2003. The Registrant entered into an agreement with Mellon US Leasing for a $1,500,000 equipment line of credit.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations, plus the new revolving lines of credit. The Registrant's bank revolving lines of credit, which at October 31, 1997 aggregated $6,000,000 for short-term liquidity needs, had $1,770,000 available.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K

          (a) Exhibits

              Exhibit 10.7 - Credit Agreement between Sanwa Bank California and Mellon Bank dated September 8, 1997, replacing all prior credit agreements with Sanwa Bank California and Bank of America.

              Exhibit 27 - Financial Data Schedule.

          (b) Form 8-K

              During the quarter ended October 31, 1997 the registrant did not file a current report on Form 8K.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL TECHNICAL SYSTEMS, INC.




Date: December 10, 1997             By: /s/ Lloyd Blonder
                                      --------------------------------
                                       Lloyd Blonder
                                       Senior Vice President
                                       Chief Financial Officer

                                       (Signing on behalf of the
                                        registrant and as principal
                                        financial officer)

                                 EXHIBIT INDEX



Exhibit No.              Description                                  Page
--------------------------------------------------------------------------------

  10.7        Credit Agreement between Sanwa Bank
              California and Mellon Bank dated September 8,
              1997, replacing all prior credit agreements
              with Sanwa Bank California and Bank of America            20

  27          Financial Data Schedule                                  133

                                                               EXHIBIT 10.7





                              CREDIT AGREEMENT



                       DATED AS OF SEPTEMBER 8, 1997



                                BY AND AMONG



                           NTS TECHNICAL SYSTEMS,
                              AS THE BORROWER,


                           SANWA BANK CALIFORNIA,
                                  AS AGENT,


                                    AND


                   THE LENDERS AND L/C BANK PARTY HERETO

                             TABLE OF CONTENTS

                                                                        PAGE NO.


RECITALS.....................................................................1

1. Definitions...............................................................1

2. Credit Facilities........................................................10

   2(a) Credit Limits.......................................................10
      (1) Revolving Loans...................................................10
      (2) Letters of Credit.................................................11
      (3) Term Loans........................................................11
   2(b) Maintenance of Loans................................................11
      (1) Revolving Loans...................................................11
      (2) Term Loans........................................................11
   2(c) Calculation of Interest.............................................11
   2(d) Payment of Interest.................................................12
   2(e) Repayment of Principal..............................................12
   2(f) Election of Type of Loan; Conversion Options........................13
   2(g) Inability to Determine Rate.........................................14
   2(h) Illegality..........................................................14
   2(i) Requirements of Law; Increased Costs................................15
   2(j) Funding.............................................................16
   2(k) Prepayment Premium..................................................16

3. Miscellaneous Provisions.................................................16

   3(a) Use of Proceeds.....................................................16
   3(b) Request for Loans and Letters of Credit; Making of Loans
        and Issuance of Letters of Credit...................................16
      (1) The Loans.........................................................16
      (2) Letters of Credit.................................................17
  3(c) Evidence of Repayment Obligations....................................17
     (1) The Loans..........................................................17
     (2) Letters of Credit..................................................18
  3(d) Nature and Place of Payments.........................................19
  3(e) Default Interest.....................................................19
  3(f) Computations.........................................................19
  3(g) Prepayments..........................................................19
  3(h) Allocation of Payments Received......................................20
  3(i) Fees.................................................................20
     (1) Letter of Credit Fees..............................................20
     (2) Other Fees.........................................................21
  3(j) Collateral Security; Additional Documents............................21

4. Conditions to Making Loans...............................................22

  4(a) First Credit.........................................................22
  4(b) Ongoing Loans and Letters of Credit..................................24

5. Representations and Warranties of the Borrower...........................24

  5(a) Financial Position...................................................24
  5(b) No Change............................................................25
  5(c) Corporate Existence; Compliance with Law.............................25
  5(d) Corporate Power; Authorization; Enforceable Obligations..............25
  5(e) No Legal Bar.........................................................25
  5(f) No Material Litigation...............................................25
  5(g) Taxes................................................................26
  5(h) Regulated Entities...................................................26
  5(i) Subsidiaries.........................................................26
  5(j) Federal Reserve Board Regulations....................................26
  5(k) ERISA................................................................26
  5(l) Assets...............................................................27
  5(m) Securities Acts......................................................27
  5(n) Consents, etc........................................................27
  5(o) No Burdensome Restrictions...........................................27
  5(p) Environmental Matters................................................27
  5(q) No Default...........................................................28
  5(r) Intellectual Property................................................28
  5(s) Full Disclosure......................................................28

6. Affirmative Covenants....................................................28

  6(a) Financial Statements.................................................28
  6(b) Certificates; Reports; Other Information.............................29
  6(c) Payment of Indebtedness..............................................30
  6(d) Maintenance of Existence and Properties..............................30
  6(e) Inspection of Property; Books and Records; Discussions...............30
  6(f) Notices..............................................................31
  6(g) Expenses and Indemnity...............................................31
  6(h) Loan Documents.......................................................32
  6(i) Insurance............................................................32
  6(j) Hazardous Materials..................................................32
  6(k) ERISA................................................................32

7. Negative Covenants.......................................................34

  7(a) Liens................................................................34

  7(b) Funded Debt..........................................................34
  7(c) Consolidation and Merger.............................................35
  7(d) Acquisitions; Investments; Advances..................................35
  7(e) Payment of Dividends.................................................36
  7(f) Purchase or Retirement of Stock......................................36
  7(g) Sale of Assets.......................................................36
  7(h) Conduct of Business, etc.............................................37
  7(i) ERISA................................................................37
  7(j) Financial Covenants..................................................37

8. Events of Default........................................................38

9. The Agent................................................................41

  9(a) Appointment..........................................................41
  9(b) Delegation of Duties.................................................42
  9(c) Exculpatory Provisions...............................................42
  9(d) Reliance by Agent....................................................42
  9(e) Notice of Default....................................................43
  9(f) Non-Reliance on Agent and Other Lenders..............................43
  9(g) Indemnification......................................................44
  9(h) Agent in Its Individual Capacity.....................................44
  9(i) Successor Agent......................................................44

10.  Miscellaneous Provisions...............................................45

   10(a) No Assignment......................................................45
   10(b) Amend; No Waiver...................................................45
   10(c) Cumulative Rights..................................................45
   10(d) Entire Agreement...................................................45
   10(e) U.S. Withholding Tax...............................................46
   10(f) Survival...........................................................47
   10(g) Notices............................................................47
   10(h) Governing Law......................................................47
   10(i) Assignment and Participation.......................................48
   10(j) Counterparts.......................................................48
   10(k) Sharing of Payments................................................48
   10(l) Accounting Terms...................................................49
   10(m) Disputed Claims Arbitration........................................49
   10(n) Set Off............................................................50

                               CREDIT AGREEMENT

      THIS CREDIT AGREEMENT (the "AGREEMENT") is made and dated as of the 8th day of September 1997 by and among SANWA BANK CALIFORNIA ("SANWA"), those other banks party hereto from time to time (such banks and such other banks being referred to herein individually as a "LENDER" and, collectively, the "LENDERS"), SANWA BANK CALIFORNIA, as agent for the Lenders (in such capacity, the "AGENT") and as the L/C Bank, and NTS TECHNICAL SYSTEMS, a California corporation (the "BORROWER").

                                   RECITALS

      A. The Borrower has requested the Lenders to extend credit to the Borrower, and the Lenders have agreed to do so.

      B. The Borrower, the Agent and the Lenders desire to set forth herein the mutually agreed upon terms and conditions of such credit extension.

      NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                  AGREEMENT

      1. DEFINITIONS. For purposes of this Agreement, the terms set forth below shall have the following meanings:

            "ACCUMULATED FUNDING DEFICIENCY" shall mean a funding deficiency described in section 302 of ERISA.

            "ADJUSTED LIBOR" shall mean, for any Interest Period, (i) the higher of the Applicable LIBOR or the COF Rate plus (ii) the Adjusted LIBOR Spread.

            "ADJUSTED LIBOR SPREAD" shall mean (i) with respect to Revolving Loans, 2.25% per annum and (ii) with respect to Term Loans, 2.50% per annum.

            "AFFILIATE" shall mean, as to any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with, such Person. "Control" as used herein means the power to direct the management and policies of such corporation.

            "AGENT" shall have the meaning given such term in the introductory paragraph hereof and shall include any successor to Sanwa Bank California as the initial "Agent" hereunder and, for purposes of being entitled to the benefits of the Loan Documents, including, without limitation, the Collateral and, for purposes of PARAGRAPHS 9(A) through 9(I) hereof, shall include the L/C Bank.

            "AGREEMENT" shall mean this Agreement, as the same may be amended, extended or replaced from time to time.

            "APPLICABLE LIBOR" shall mean with respect to any Interest Period for a Eurodollar Loan, the rate per annum (rounded upward, if necessary, to the next one-sixteenth of one percent (1/16%)) calculated in accordance with the following formula:

                                         IR
                                     ---------
                  Applicable LIBOR =   1-IRP

where

                  IR  =  LIBOR for such Interest Period
                  IRP =  LIBOR Reserve Percentage

            "APPLICABLE REFERENCE RATE" shall mean the Reference Rate, as from time to time in effect, plus (i) in the case of Revolving Loans, .25% per annum and (ii) in the case of Term Loans, .50% per annum.

            "BUSINESS DAY" shall mean any day other than a Saturday, a Sunday or a day on which banks in Los Angeles, California are authorized or obligated to close their regular banking business.

            "CODE" shall mean the Internal Revenue Code of 1986, as amended, and the rules and regulations issued thereunder as from time to time in effect.

            "COF RATE" shall mean the rate which is quoted and offered by Sanwa Bank California, in its sole discretion, which is approximately equal to Sanwa Bank California's cost of acquiring a time certificate of deposit in an amount approximately equal to the amount of the relevant Loan and for a period approximately equal to the relevant Interest Period.

            "COLLATERAL" shall mean the Borrower's and the Guarantors' personal property (tangible and intangible) which are covered by the Security Documents.

            "COMPLIANCE CERTIFICATE" shall mean a compliance certificate substantially in the form of EXHIBIT G attached hereto duly executed by a Responsible Officer of the Borrower.

            "CONSOLIDATED SUBSIDIARY" shall mean a Subsidiary of a Person whose assets and liabilities are consolidated with such Person's on the financial statements of such Person in accordance with GAAP.

            "CONTRACTUAL OBLIGATION" as to any Person shall mean any provision of any security issued by such Person or of any agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

            "CURRENT LIABILITIES" shall mean the current liabilities of a Person as determined in accordance with GAAP plus the principal amount of outstanding Revolving Loans not otherwise included in current liabilities on the date of determination.


            "DEBT COVERAGE RATIO" shall mean the ratio of (i) for any period,
(a) net profit after taxes realized during such period plus (b) depreciation and amortization expense and interest expense deducted in determining such net income plus (c) any increase in deferred income taxes from the beginning of the relevant fiscal year until the date such period ends minus (d) any decrease in deferred income taxes from the beginning of the relevant fiscal year until the date such period ends to (ii) the sum of the current portion of long-term debt as at the end of such period plus interest expense and cash dividends paid during the period just ended.

            "ENVIRONMENTAL CLAIMS" shall mean all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for release or injury to the environment.

            "ENVIRONMENTAL LAWS" shall mean all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters.

            "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations issued thereunder as from time to time in effect.

            "ERISA AFFILIATE" shall mean each trade or business, including the Borrower, whether or not incorporated, which together with the Borrower would be treated as a single employer under section 4001 of ERISA.

            "EURODOLLAR BUSINESS DAY" shall mean a Business Day upon which commercial banks in London, England, New York, New York, and Los Angeles, California are open for domestic and international business.

            "EURODOLLAR LOANS" shall mean Loans at such time as they are made and/or being maintained at a rate of interest based upon the Adjusted LIBOR.

            "EVENT OF DEFAULT" shall have the meaning given such term in PARAGRAPH 8 below.

            "FIXED RATE" shall mean a per annum rate equal to the sum of (i) a fixed rate agreed upon by the Lenders for a given Interest Period plus (ii) 2.50% per annum.

            "FIXED RATE LOANS" shall mean Loans hereunder at such time as they are made and/or maintained at a rate of interest based upon the Fixed Rate.

            "FUNDED DEBT" of any Person shall mean, at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes, or similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all obligations of such Person as lessee under capital leases, (v) all Indebtedness of any other Person secured by a Lien on any asset of such Person, and (vi) all Funded Debt of any other Person guaranteed by such Person.

            "GAAP" shall mean generally accepted accounting principles in the United States of America in effect from time to time.

            "GOVERNMENTAL AUTHORITY" shall mean any nation or government, any state or other political subdivision thereof, or any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

            "GUARANTOR" shall mean the Parent, its Subsidiaries (except NQA USA, a Massachusetts corporation and, subject to PARAGRAPH 8(M) below, PECS (QA) North America, Inc.) and each of the Borrower's Subsidiaries.

            "GUARANTY" shall have the meaning given such term in PARAGRAPH 3(J) below.

            "INDEBTEDNESS" of any Person shall mean all items of indebtedness which, in accordance with GAAP and industry practices, would be included in determining liabilities as shown on the liability side of a balance sheet of such Person as of the date as of which indebtedness is to be determined, including, without limitation, all obligations for money borrowed and capitalized lease obligations, and shall also include all indebtedness and liabilities of any other Person assumed or guaranteed by such Person or in respect of which such Person is secondarily or contingently liable (other than by endorsement of instruments in the course of collection) whether by reason of any agreement to acquire such indebtedness or to supply or advance sums or otherwise.

            "INTEREST PERIOD" shall mean (i) with respect to any Fixed Rate Loan, a period not less than one year agreed upon by the Lenders and (ii) with respect to any Eurodollar Loan, the period commencing on the date advanced and ending one, two, three or six months thereafter, all as designated in the related Loan Request; provided, however, that (a) any Interest Period applicable to a Eurodollar Loan which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless by such extension it would fall in another calendar month, in which case such Interest Period shall end on the immediately preceding Eurodollar Business Day, (b) any Interest Period applicable to a Eurodollar Loan which begins on a day for which there is no numerically corresponding day in the calendar month during which such Interest Period is to end shall, subject to the provisions of clause (a) hereof, end on the last day of such calendar month, (c) no such Interest Period applicable to Revolving Loans shall extend beyond the Revolving Loan Maturity Date, and (d) no Interest Period applicable to Term Loans shall extend beyond the Term Loan Maturity Date.

            "L/C BANK" shall mean Sanwa Bank California, in its capacity as issuer of Letters of Credit.

            "L/C DOCUMENTS" shall have the meaning given such term in PARAGRAPH 3(B) below.

            "L/C DRAWING" shall have the meaning given such term in PARAGRAPH 3(C) below.

            "L/C SUBLIMIT" shall mean $500,000.

            "LETTERS OF CREDIT" shall have the meaning given such term in PARAGRAPH 2(A) below.

            "LETTER OF CREDIT REQUEST" shall mean a request for a Letter of Credit in form satisfactory to the L/C Bank.

            "LIBOR" shall mean with respect to any Interest Period for a Eurodollar Loan, the rate per annum which is determined by the Agent's Treasury Desk as being the arithmetic mean (rounded upwards, if necessary, to the nearest whole multiple of one-sixteenth of one percent (l/16%)) of the U.S. dollar London Interbank Offered Rates for such period appearing on page 3750 (or such other page as may replace page 3750) of the Telerate screen at or about 11:00 a.m. (London time) on the second Eurodollar Business Day prior to the first day of such period.

            "LIBOR RESERVE PERCENTAGE" shall mean for any day, that percentage expressed as a decimal, which is in effect on such day, as specified by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed on eurocurrency liabilities.

            "LIEN" shall mean any security interest, mortgage, pledge, privilege, lien, claim on property, charge or encumbrance (including any conditional sale or other title retention agreement), any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction.

            "LOAN DOCUMENTS" shall mean this Agreement, the Notes, the Guaranties, the Security Documents, and each other document, instrument or agreement executed by the Borrower or any Guarantor in connection herewith or therewith, as any of the same may be amended, extended or replaced from time to time.

            "LOAN REQUEST" shall mean a request for a Loan in the form attached hereto as EXHIBIT H, or in other form satisfactory to the Agent.

            "LOANS" means Revolving Loans and Term Loans.

            "MAJORITY LENDERS" shall mean the Lenders holding not less than sixty-six and two-thirds percent (66K%) of the Percentage Shares.

            "MATERIAL ADVERSE CHANGE" shall mean (i) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Parent, the Borrower, or the Parent or Borrower and their respective Subsidiaries taken as a whole, (ii) a material impairment of the ability of the Borrower or any Guarantor to perform under any Loan Document, or (iii) a material adverse effect upon the legality, validity, binding effect or enforceability against the Borrower or any Guarantor of any Loan Document.

            "MULTIEMPLOYER PLAN" shall mean a Plan described in section 4001(a)(3) of ERISA to which the Borrower or any ERISA Affiliate is required to contribute on behalf of any of its employees.

            "NOTES" shall have the meaning given such term in PARAGRAPH 3(C)(1) below.

            "OBLIGATIONS" shall mean any and all debts, obligations and liabilities of the Borrower to the Agent, the L/C Bank and the Lenders arising out of or related to the Loan Documents (whether principal, interest, fees or otherwise, now existing or hereafter arising, whether voluntary or involuntary, whether or not jointly owed with others, whether direct or indirect, absolute or contingent, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, whether or not from time to time decreased or extinguished and later increased, created or incurred, and whether or not extended, modified, rearranged, restructured, refinanced or replaced, including without limitation, modifications to interest rates or other payment terms of such debts, obligations or liabilities).

            "OUTSTANDING LETTER OF CREDIT" shall mean (i) any Letter of Credit which has not been canceled, expired un-utilized or fully drawn down and (ii) the amount of any unreimbursed L/C Drawings.

            "PARENT" shall mean National Technical Systems, Inc., a California corporation.

            "PBGC" shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA and any successor thereto.

            "PERCENTAGE SHARE" shall mean, for any Lender at any date, that percentage set forth opposite such Lender's name on the signature pages hereof as the same may be revised from time to time pursuant to PARAGRAPH 10(I) below.

            "PERSON" shall mean any corporation, natural person, firm, joint venture, partnership, trust, unincorporated organization, government or any department or agency of any government.

            "PLAN" shall mean any plan (other than a Multiemployer Plan) subject to Title IV of ERISA maintained for employees of the Borrower or any ERISA Affiliate (and any such plan no longer maintained by the Borrower or any of its ERISA Affiliates to which the Borrower or any of its ERISA Affiliates has made or was required to make any contributions during the five years preceding the date on which such plan ceased to be maintained).

            "POTENTIAL DEFAULT" shall mean an event which but for the lapse of time or the giving of notice, or both, would constitute an Event of Default.

            "PROCEEDS" shall mean whatever is receivable or received when Collateral or Proceeds are sold, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, and includes, without limitation, all rights to payment, including return premiums, with respect to any insurance relating thereto.

            "PROHIBITED TRANSACTION" shall mean any transaction described in section 406 of ERISA which is not exempt by reason of section 408 of ERISA or the transitional rules set forth in section 414(c) of ERISA and any transaction described in section 4975(c)(1) of the Code which is not exempt by reason of section 4975(c)(2) or section 4975(d) of the Code, or the transitional rules of section 2003(c) of ERISA.

            "PROPERTY" shall mean, collectively and severally, any and all real property, including all improvements and fixtures thereon, owned or occupied by the relevant Person.

            "QUICK ASSETS" shall mean, on a consolidated basis, cash plus net accounts receivable after eliminating any inter-company items.

            "QUICK RATIO" shall mean the ratio of (i) Quick Assets to (ii) Current Liabilities.

            "REFERENCE RATE" shall mean the fluctuating per annum rate announced from time to time by Sanwa Bank California in Los Angeles, California, as its "Reference Rate". The Reference Rate is a rate set by Sanwa Bank California based upon various factors including Sanwa Bank California's costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans, which may be priced at, above or below the Reference Rate.

            "REFERENCE RATE LOAN" shall mean Loans hereunder at such time as they are made and/or being maintained at a rate of interest based on the Reference Rate.

            "REPORTABLE EVENT" shall mean any of the events set forth in section 4043(b) of ERISA or the regulations thereunder, a withdrawal from a Plan described in section 4063 of ERISA, a cessation of operations described in section 4068(f) of ERISA, an amendment to a Plan necessitating the posting of security under section 401(a)(29) of the Code, or a failure to make a payment required by section 412(m) of the Code and section 302(e) of ERISA when due.

            "REQUIREMENTS OF LAW" shall mean as to any Person the Certificate of Incorporation and Bylaws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation, or a final and binding determination of an arbitrator or a determination of a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

            "RESPONSIBLE OFFICER" shall mean the chief financial officer or, in the absence of the chief financial officer, such officer as the chief financial officer shall advise the Agent in writing is a "Responsible Officer" for purposes of this Agreement.

            "REVOLVING CREDIT LIMIT" shall mean $6,000,000, as such amount may be increased or decreased by written agreement of the Agent, the Borrower and one hundred percent (100%) of the Lenders.

            "REVOLVING LOAN MATURITY DATE" shall mean the earliest of: (i) September 8, 1999, as such date may be extended from time to time in writing by the Borrower and one hundred percent (100%) of the Lenders, in their sole discretion, (ii) the date the Lenders terminate their obligation to make further Loans hereunder pursuant to PARAGRAPH 8 below, or (iii) the date the Revolving Credit Limit is reduced to $0.00.

            "REVOLVING LOANS" shall have the meaning given such term in PARAGRAPH 2(A) below.

            "SECURITY AGREEMENT" shall have the meaning given such term in PARAGRAPH 3(J) below.

            "SECURITY DOCUMENTS" shall have the meaning given such term in PARAGRAPH 3(J) below.

            "SUBORDINATED DEBT" shall mean Indebtedness subordinated to the Obligations on terms and conditions satisfactory to the Lenders.

            "SUBSIDIARY" shall mean any Person more than fifty percent (50%) of the equity of which has by the terms thereof ordinary voting power to elect the board of directors, managers or trustees of the entity (irrespective of whether or not at the time stock of any other class or classes of such Person shall have or might have voting power by reason of the happening of any contingency) or shall, at the time as of which any determination is being made, be owned, either directly or through Subsidiaries.

            "TANGIBLE NET WORTH" shall mean (i) the consolidated gross book value of the assets of the Parent and its Consolidated Subsidiaries appearing on a balance sheet prepared in accordance with GAAP minus (ii) loans to stockholders (other than the Borrower and the Guarantors) of the Parent and its Consolidated Subsidiaries in an aggregate amount in excess of $100,000 minus
(iii) all liabilities and the net book value of all assets of the Parent and its Consolidated Subsidiaries which would be treated as intangibles under GAAP, including, without limitation, unamortized debt discount and expense, covenants not to compete, customer lists, unamortized research and development expense, unamortized deferred charges and costs, goodwill, trademarks, service marks, trade names, patents, copyrights and licenses.

            "TERM CREDIT LIMIT" shall mean $6,500,000, as such amount may be increased or decreased by written agreement of the Agent, the Borrower and one hundred percent (100%) of the Lenders.

            "TERM LOAN CONVERSION DATE" shall mean January 2, 1998.

            "TERM LOAN MATURITY DATE" shall mean the earlier of (i) January 8, 2003, as such date may be extended from time to time in writing by the Borrower and one hundred percent (100%) of the Lenders in their sole discretion and (ii) the date the Lenders terminate their obligation to permit the Term Loans to remain outstanding pursuant to PARAGRAPH 8 below.

            "TERM LOANS" shall have the meaning given such term in PARAGRAPH 2(A) below.

      2.    CREDIT FACILITIES.

            2(a)  CREDIT LIMITS.

                  (1) REVOLVING LOANS. On the terms and subject to the conditions set forth herein, each Lender agrees that it shall from time to time up to and including the Revolving Loan Maturity Date (as such term and capitalized terms not otherwise defined herein are defined in PARAGRAPH 1 above) make Revolving Loans (the "REVOLVING LOANS" or a "REVOLVING LOAN") to the

Borrower in an aggregate amount with all its other outstanding Revolving Loans and participation interest in Outstanding Letters of Credit not to exceed at any one time its Percentage Share of the Revolving Credit Limit.

                  (2) LETTERS OF CREDIT. On the terms and subject to the conditions set forth herein, the L/C Bank agrees to issue for the account of the Borrower from time to time from the date hereof to and including the 30th day immediately preceding the Revolving Loan Maturity Date, its Letters of Credit (a "LETTER OF CREDIT" and collectively the "LETTERS OF CREDIT") in an aggregate amount with other Outstanding Letters of Credit not to exceed the L/C Sublimit. No commercial Letter of Credit shall expire more than 180 days from the date of its issuance; no standby Letter of Credit shall expire more than one year from the date of its issuance. The aggregate of Outstanding Letters of Credit and outstanding Revolving Loans shall not exceed at any one time the Revolving Credit Limit. No Letter of Credit may have an expiration date later than the Revolving Loan Maturity Date. Letters of Credit may be commercial Letters of Credit or stand-by Letters of Credit.

                  (3) TERM LOANS. On the terms and subject to the conditions set forth herein, each Lender agrees that it shall from time to time up to and including the Term Loan Conversion Date make Term Loans (the "TERM LOANS" or a "TERM LOAN") to the Borrower in an aggregate amount with all its other outstanding Term Loans not to exceed its Percentage Share of the Term Credit Limit. Once borrowed, the Term Loans may not be repaid and reborrowed.

            2(b)  MAINTENANCE OF LOANS.

                  (1) REVOLVING LOANS. Revolving Loans shall be maintained, at the election of the Borrower made from time to time as permitted herein, as Reference Rate Loans and/or Eurodollar Loans, or any combination thereof.

                  (2) TERM LOANS. Term Loans shall be maintained, at the election of the Borrower made from time to time as permitted herein (i) until the Term Loan Conversion Date, as Reference Rate Loans and/or Eurodollar Loans or any combination thereof and (ii) thereafter, as Reference Rate Loans and/or Eurodollar Loans and/or Fixed Rate Loans, or any combination thereof.

            2(c) CALCULATION OF INTEREST. The Borrower shall pay interest on Loans outstanding hereunder from the date disbursed to but not including the date of payment at a rate per annum equal to, at the option of and as selected by the Borrower from time to time (subject to the provisions of PARAGRAPHS 2(F), (G) and (H) below): (1) with respect to each Loan which is a Eurodollar Loan, at the Adjusted LIBOR for the applicable Interest Period, (2) with respect to each

Loan which is a Reference Rate Loan, at a fluctuating rate per annum equal to the Applicable Reference Rate during the applicable calculation period, and (3) with respect to Fixed Rate Loans, the Fixed Rate for the applicable Interest Period.

            2(d) PAYMENT OF INTEREST. Interest accruing on Reference Rate Loans and Fixed Rate Loans outstanding hereunder shall be payable monthly, in arrears, for each month on the first Business Day of the next succeeding month and a final payment shall be payable, with respect to Revolving Loans, on the Revolving Loan Maturity Date and, with respect to Term Loans, on the Term Loan Maturity Date. Interest accruing on Eurodollar Loans shall be payable in arrears: (1) in the case of Eurodollar Loans with Interest Period ending one month from the date advanced, at the end of the applicable Interest Period therefor; and (2) in the case of Eurodollar Loans with Interest Periods ending later than one month from the date advanced, at the end of each one month period from the date advanced, and then at the end of the applicable Interest Period therefor. The Borrower hereby irrevocably authorizes and directs the Agent to collect interest when due by debiting the amount of interest payable from any collected funds then on deposit in such account maintained by the Borrower with the Agent as the Borrower shall designate, but no failure by the Agent to so debit such account and no insufficiency in the amount on deposit in such account shall excuse the Borrower from making any payment in full when due. In accordance with its usual procedures, the Agent will notify the Borrower of the date and approximate amount of any such debit at least two Business Days prior to the date thereof.

            2(e)  REPAYMENT OF PRINCIPAL.

               (1) Subject to the prepayment requirements of PARAGRAPH 2(H) below, the Borrower shall pay:

                      (i) the principal amount of all Revolving Loans remaining outstanding on the Revolving Loan Maturity Date; and

                     (ii) the principal amount of the Term Loans in sixty (60) equal installments equal to l/60th of the Term Loans outstanding on the Term Loan Conversion Date payable on the first Business Day of each month, commencing January 2, 1998 until the Term Loan Maturity Date when all Term Loans remaining outstanding shall be due and payable.

               (2) The Borrower hereby irrevocably authorizes and directs the Agent to collect principal on the Loans when due by debiting the amount of principal payable from any collected funds then on deposit in such account maintained by the Borrower with the Agent as the Borrower shall designate, but no failure by the Agent to so debit such account and no insufficiency in the amount on deposit in such account shall excuse the Borrower from making any payment in full when due.

            2(f)  ELECTION OF TYPE OF LOAN; CONVERSION OPTIONS.

               (1) Subject to the other provisions of this paragraph, the Borrower may elect from time to time to have Loans funded (i) as Reference Rate Loans by giving the Agent prior irrevocable notice no later than 11:00 a.m. (Los Angeles time) on the proposed date of borrowing of such election, (ii) as Fixed Rate Loans by giving the Agent prior irrevocable notice of such election no later than 11:00 a.m. (Los Angeles time) three Business Days before the proposed date of borrowing, (iii) as Eurodollar Loans by giving the Agent prior irrevocable notice of such election no later than 11:00 a.m. (Los Angeles time) three Eurodollar Business Days before the proposed date of borrowing. Subject to the other provisions of this paragraph, the Borrower may elect from time to time to (i) convert Loans outstanding as Eurodollar Loans or Fixed Rate Loans to Reference Rate Loans by giving the Agent prior irrevocable notice of such election no later than 11:00 a.m. (Los Angeles time) on the proposed date of conversion, (ii) convert Loans outstanding as Reference Rate Loans or Fixed Rate Loans to Eurodollar Loans by giving the Agent prior irrevocable notice of such election no later than 11:00 a.m. three Eurodollar Business Days before the proposed date of conversion, and (iii) convert Loans outstanding as Reference Rate Loans or Eurodollar Loans to Fixed Rate Loans by giving the Agent prior irrevocable notice of such election no later than 11:00 a.m. three Business Days before the proposed date of conversion. Only Term Loans outstanding after the Term Loan Conversion Date may be funded as or converted into Fixed Rate Loans. Any conversion of Eurodollar Loans or Fixed Rate Loans may only be made on the last day of the applicable Interest Period. All such elections shall be evidenced by the delivery by the Borrower to the Agent within the required time frame of a duly executed Loan Request. No Reference Rate Loan shall be converted into a Eurodollar Loan or Fixed Rate Loan if an Event of Default or Potential Default has occurred and is continuing on the day occurring three Eurodollar Business Days or Business Days, respectively, prior to the date of the conversion requested by the Borrower. All or any part of outstanding Loans may be converted as provided in this PARAGRAPH 2(F)(1), provided that partial conversions shall be in a principal amount of $500,000 or whole multiples of $100,000 in excess thereof, and in the case of conversions into Eurodollar Loans or Fixed Rate Loans, after giving effect thereto the aggregate of the then number of Eurodollar Loans and Fixed Rate Loans of each Lender having a different Interest Period does not exceed five.

               (2) Any Eurodollar Loan or Fixed Rate Loan may be continued as such upon the expiration of the Interest Period with respect thereto by giving the Agent at least three Eurodollar Business Days' or Business Days', respectively, prior irrevocable notice of such election as set forth on a duly executed Loan Request; provided, however, that no Eurodollar Loan or Fixed Rate Loan may be continued as such when any Event of Default or Potential Default has occurred and is continuing, but shall be automatically converted to an Reference Rate Loan on the last day of the then current Interest Period applicable thereto, and the Agent shall notify the Lenders affected thereby and the Borrower promptly that such automatic conversion will occur. If the Borrower shall fail to give notice as provided above, the Borrower shall be deemed to have elected to convert the affected Eurodollar Loan or Fixed Rate Loan to a Reference Rate Loan on the last day of the relevant Interest Period.

            2(g) INABILITY TO DETERMINE RATE. In the event that the Agent shall have determined (which determination shall be conclusive and binding upon the Borrower) that by reason of circumstances affecting the interbank eurodollar market adequate and reasonable means do not exist for ascertaining the LIBOR for any Interest Period, the Agent shall forthwith give notice to each Lender affected thereby and to the Borrower. If such notice is given: (1) no Loan may be converted to a Eurodollar Loan, (2) any Loan that was to have been or would be converted to a Eurodollar Loan shall, subject to the provisions hereof, be continued as a Reference Rate Loan, and (3) any outstanding Eurodollar Loan shall be converted, on the last day of the then current Interest Period with respect thereto, to a Reference Rate Loan.

            2(h) ILLEGALITY. Notwithstanding any other provisions herein, if any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof, shall make it unlawful for any Lender to make or maintain Eurodollar Loans as contemplated by this Agreement: (1) the commitment of all Lenders hereunder to make or to continue Eurodollar Loans or to convert Reference Rate Loans or Fixed Rate Loans to Eurodollar Loans shall forthwith be canceled and (2) the Lenders' Loans then outstanding as Eurodollar Loans, if any, shall be converted automatically to Reference Rate Loans at the end of their respective Interest Periods or within such earlier period as required by law. In the event of a conversion of any such Loan prior to the end of its applicable Interest Period the Borrower hereby agrees promptly to pay any Lender affected thereby, upon demand in writing setting forth in reasonable detail the calculation of the amount so demanded, the amounts required pursuant to PARAGRAPH 2(K) below, it being agreed and understood that such conversion shall constitute a prepayment for all purposes hereof. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and all other amounts payable hereunder.

          2(i) REQUIREMENTS OF LAW; INCREASED COSTS. In the event that any applicable law, order, regulation, treaty or directive issued by any central bank or other Governmental Authority, agency or instrumentality or in the governmental or judicial interpretation or application thereof, or compliance by the L/C Bank or any Lender with any request or directive (whether or not having the force of law) issued by any central bank or other Governmental Authority, agency or instrumentality:

               (1) Does or shall subject the L/C Bank or any Lender to any tax of any kind whatsoever with respect to this Agreement or any Loans made or Letters of Credit issued hereunder, or change the basis of taxation of payments to the L/C Bank or such Lender of principal, fee, interest or any other amount payable hereunder (except for change in the rate of tax on the overall net income of such Lender);

               (2) Does or shall impose, modify or hold applicable any reserve, capital requirement, special deposit, compulsory loan or similar requirements against assets held by, or deposits or other liabilities in or for the account of, advances or Loans by, any Letter of Credit, or other credit extended by, or any other acquisition of funds by, any office of such Lender which are not otherwise included in the determination of interest payable on the Obligations; or

               (3) Does or shall impose on the L/C Bank or such Lender any other condition;

and the result of any of the foregoing is to increase the cost to the L/C Bank or such Lender of making, renewing or maintaining any Loan or Letter of Credit or to reduce any amount receivable in respect thereof or the rate of return on the capital of the L/C Bank or such Lender or any corporation controlling the L/C Bank or such Lender, then, in any such case, the Borrower shall promptly pay to such Lender, upon its written demand made to the Borrower (with a copy to the Agent), any additional amounts necessary to compensate the L/C Bank or such Lender, as applicable, for such additional cost or reduced amounts receivable or rate of return as determined by such Lender with respect to this Agreement or Loans made or Letters of Credit issued hereunder. If the L/C Bank or a Lender becomes entitled to claim any additional amounts pursuant to this PARAGRAPH 2(I), it shall promptly notify the Borrower of the event by reason of which it has become so entitled. A certificate as to any additional amounts payable pursuant to the foregoing sentence containing the calculation thereof in reasonable detail submitted by the L/C Bank or a Lender to the Borrower shall be conclusive in the absence of manifest error. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans, Letters of Credit and all other amounts payable hereunder.

          2(j) FUNDING. Each Lender shall be entitled to fund all or any portion of its Loans in any manner it may determine in its sole discretion, including, without limitation, in the Grand Cayman inter-bank market, the London inter-bank market and within the United States, but all calculations and transactions hereunder shall be conducted as though all Lenders actually fund all Eurodollar Loans through the purchase in London of offshore dollar deposits in the amount of the relevant Eurodollar Loan in maturities corresponding to the applicable Interest Period.

            2(k) PREPAYMENT PREMIUM. In addition to all other payment obligations hereunder, in the event: (1) any Loan which is outstanding as a Eurodollar Loan or Fixed Rate Loan is prepaid prior to the last day of the applicable Interest Period, whether following a voluntary prepayment, a mandatory prepayment or otherwise, or (2) the Borrower shall fail to continue or to make a conversion to a Eurodollar Loan or Fixed Rate Loan after the Borrower has given notice thereof as provided in PARAGRAPH 2(F) above, then the Borrower shall immediately pay to the Lenders holding the Loans prepaid or not converted, an additional premium sum compensating each such Lender for losses, costs and expenses incurred by such Lender in connection with such prepayment, including, without limitation, those incurred in connection with redeployment of funds.

     3.     MISCELLANEOUS PROVISIONS.

            3(a) USE OF PROCEEDS. The proceeds of the Loans shall be utilized by the Borrower and Letters of Credit shall be requested by the Borrower for general corporate purposes, for equipment financing and to consolidate loans outstanding in favor of Sanwa Bank California.

            3(b) REQUEST FOR LOANS AND LETTERS OF CREDIT; MAKING OF LOANS AND ISSUANCE OF LETTERS OF CREDIT.

               (1) THE LOANS. If the Borrower desires to borrow hereunder, the Borrower shall deliver a Loan Request to the Agent, which shall be delivered telephonically and immediately confirmed by facsimile transmission, no later than the time and the day notice of borrowing is required to be given for the type of Loan being requested pursuant to PARAGRAPH 2(F)(1) above. Each Loan that is a Reference Rate Loan shall be in a minimum amount not less than $100,000 and in increments of $50,000 in excess thereof. Each Term Loan that is a Fixed Rate Loan shall be in a minimum amount not less than $500,000 and in increments of $100,000 in excess thereof. Each Loan that is a Eurodollar Loan shall be in a minimum amount not less than $500,000 and in increments of $100,000 in excess thereof. The Agent shall notify each Lender of such Lender's Percentage Share thereof promptly on the date such notice is received by the Agent. Each Lender shall make its Percentage Share of the proposed Loan available to the Agent, in immediately available funds, no later than 2:00 p.m. (Los Angeles time) on the funding date. The failure of any Lender (a "Non-advancing Lender") to advance its Percentage Share of a proposed Loan shall not relieve any other Lender of its obligation hereunder to advance its Percentage Share thereof. No Lender shall be responsible for the failure of any Non-advancing Lender to make any such advance, but so long as no Non-advancing Lender has notified the other Lenders in writing that such Non-advancing Lender has failed to advance its Percentage Share of a Loan due to the occurrence and continuance of an Event of Default, at the request of the Borrower, any other Lender(s) may make Loans ("Over-advance Loans") to the Borrower in an aggregate amount not to exceed the amount which such Non-advancing Lender has failed to advance hereunder. Unless otherwise agreed by the Lender(s) making Over-advance Loans, payments received thereafter on account of any Loans shall be applied to repay the Over-advance Loans and interest (and any penalty or premium thereon) in full prior to payment on account of any other Loans.

               (2) LETTERS OF CREDIT. If the Borrower desires to request a Letter of Credit hereunder, the Borrower shall deliver a Letter of Credit Request (which shall be completed in form and substance satisfactory to the L/C
Bank) to the L/C Bank which shall be delivered by telefacsimile transmission at least one (1) Business Day prior to the requested date of issuance. Each such Letter of Credit Request shall be accompanied by all other documents, instruments, and agreements as the L/C Bank may reasonably request in connection with such request (the "L/C DOCUMENTS"). The Agent shall notify each Lender of the contents of such notice and of each such Lender's Percentage Share thereof on the date such notice is received by the Agent. The L/C Bank shall issue its Letter of Credit in accordance with the terms of such notice.

            3(c)  EVIDENCE OF REPAYMENT OBLIGATIONS.

               (1) THE LOANS. The obligation of the Borrower to repay the Revolving Loans and Term Loans may at the request of any Lender be evidenced by notes payable to the order of such Lender in the form of that attached hereto as EXHIBIT A- 1 and EXHIBIT A-2, respectively (a "NOTE" or the "NOTES"). Upon any advance, conversion or prepayment as provided in this Agreement with respect to any Loan, any Lender requesting Notes is hereby authorized to record the date and amount of each such advance and conversion made by such Lender, or the date and amount of each such payment or prepayment of principal of the Loans made by such Lender, the applicable Interest Period and interest rate with respect thereto, on the schedules annexed to and constituting a part of its respective Notes (or by any analogous method any Lender may elect consistent with its customary practices) and any such recordation shall constitute PRIMA FACIE evidence of the accuracy of the information so recorded absent manifest error.

The failure of any Lender to make any such notation, or the decision of any Lender not to request Notes, shall not affect in any manner or to any extent the Borrower's Obligations hereunder.

               (2) LETTERS OF CREDIT. Each drawing under a Letter of Credit (an "L/C DRAWING") shall be payable in full by the Borrower on the date thereof, without demand or notice of any kind. If the Borrower desires to repay an L/C Drawing from the proceeds of a Loan, the Borrower may request a Revolving Loan in accordance with the other terms and conditions of this Agreement and, if disbursed on the date of such drawing, shall be applied in payment of such obligation by the Borrower. Each Lender hereby purchases an undivided participation equal to its Percentage Share in the L/C Bank's commitment to issue Letters of Credit pursuant to SUBPARAGRAPH (2) of PARAGRAPH 2(A) above, each Outstanding Letter of Credit, and each L/C Drawing made hereunder. If any L/C Drawing shall not be repaid when due in accordance with the terms of this Agreement, each Lender shall, upon demand from the Agent confirmed thereafter in writing, make its Percentage Share of such L/C Drawing available to the Agent, for the account of the L/C Bank, in immediately available funds, and the Borrower shall reimburse each Lender for its Percentage Share of each such L/C Drawing together with interest thereon until paid at the rate set forth in PARAGRAPH 3(E) below. The obligation of the Borrower to reimburse the L/C Bank for L/C Drawings and the obligation of each Lender to reimburse the L/C Bank for otherwise unreimbursed L/C Drawings shall be absolute, irrevocable and unconditional under any and all circumstances whatsoever and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had against the L/C Bank, the Agent or any Lender (except such as may arise out of the L/C Bank's gross negligence or willful misconduct hereunder) or any other Person, including, without limitation, any set-off, counterclaim or defense based upon or arising out of:

                     (a) Any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

                     (b) Any amendment or waiver of or any consent to departure from the terms of any Letter of Credit;

                     (c) The existence of any claim, set-off, defense or other right which the Borrower or any other Person may have at any time against any beneficiary or any transferee of any Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting); or

                     (d) Any allegation that any demand, statement or any other document presented under any Letter of Credit is forged, fraudulent, invalid or insufficient in any respect, or any statement therein being untrue or inaccurate in any respect whatsoever or any variations in punctuation, capitalization, spelling or format of the drafts or any statements presented in connection with any L/C Drawing.

            3(d) NATURE AND PLACE OF PAYMENTS. All payments made on account of the Obligations shall be made by the Borrower, without setoff or counterclaim, in lawful money of the United States of America in immediately available funds, free and clear of and without deduction for any taxes, fees or other charges of any nature whatsoever imposed by any taxing authority and must be received by the Agent by 12:00 noon (Los Angeles time) on the day of payment, it being expressly agreed and understood that if a payment is received after 12:00 noon (Los Angeles time) by the Agent, such payment will be considered to have been made by the Borrower on the next succeeding Business Day and interest thereon shall be payable by the Borrower at the Applicable Reference Rate during such extension. If any payment required to be made by the Borrower hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest thereon shall be payable at the then applicable rate during such extension. The Agent shall promptly pay to the Lenders all payments received for their account hereunder.

            3(e) DEFAULT INTEREST. After the occurrence of and during the continuance of an Event of Default, the Agent, in its sole discretion, may determine that (i) all Loans shall bear interest from the date of the occurrence of such Event of Default at a per annum rate equal to two percent (2%) over the interest then applicable thereto, and (ii) all other Obligations shall bear interest from the date due until paid in full at a per annum rate equal to two percent (2%) above the Reference Rate.

            3(f) COMPUTATIONS. All computations of interest and fees payable hereunder shall be based upon a year of 360 days for the actual number of days elapsed.

            3(g)  PREPAYMENTS.

               (1) The Borrower may prepay Reference Rate Loans hereunder in whole or in part at any time. Eurodollar Loans and Fixed Rate Loans may only be paid at the end of their respective Interest Periods.

               (2) The Borrower shall pay in connection with any prepayment hereunder, whether voluntary or mandatory, all interest accrued but unpaid on Loans to which such prepayment is applied, and all prepayment premiums, if any, on Eurodollar Loans and Fixed Rate Loans to which such prepayment is applied, concurrently with payment to the Agent of any principal amounts.

               (3) Subject to the other terms and conditions of this Agreement, the Borrower may, from time to time, reduce the Revolving Credit Limit, in increments of not less than $100,000 to an amount not less than the aggregate Revolving Loans outstanding and Outstanding Letters of Credit.

            3(h) ALLOCATION OF PAYMENTS RECEIVED. Prior to the occurrence of an Event of Default and acceleration of the Obligations, all amounts received by the Agent on account of the Obligations shall be disbursed by the Agent to the Lenders pro rata in accordance with their respective Percentage Shares, or in the case of reimbursements of L/C Drawings to the L/C Bank, by wire transfer on the date of receipt if received by the Agent before 12:00 noon (Los Angeles time) or if received later, by 12:00 noon (Los Angeles time) on the next succeeding Business Day, without further interest payable by the Agent. Following the occurrence of an Event of Default and acceleration of the Obligations, all amounts received by the Agent on account of the Obligations shall be disbursed by the Agent as follows:

               (1) First, to the payment of expenses incurred by the Agent in the performance of its duties and enforcement of its rights under the Loan Documents, including, without limitation, all costs and expenses of collection, attorneys' fees and disbursements, court costs and foreclosure expenses;

               (2) Then, to the L/C Bank until all L/C Drawings not otherwise reimbursed to the L/C Bank by the Borrower or the Lenders have been paid in full together with interest thereon;

               (3) Then, to the Lenders pro rata in accordance with their respective Percentage Shares until Obligations due to them under PARAGRAPH 6(G) below have been paid in full;

               (4) Then, to the Lenders pro rata in accordance with their respective Percentage Shares until all other outstanding Obligations have been paid in full; and

               (5) Then, to such Persons as may be legally entitled thereto.

          3(i) FEES.

               (1)      LETTER OF CREDIT FEES.

                     (i) With respect to each commercial Letter of Credit, the Borrower shall pay to the Agent for the pro rata account of each of the

      Lenders, in accordance with their respective Percentage Shares, (A) on the date of issuance, a non-refundable Letter of Credit fee equal to the greater of (1) $100.00 or (2) (a) the fee equal to 0.125% of the face amount of such Letter of Credit times (b) the number of full or partial three month periods from the date of issuance to the stated expiration date, and (B) on the date of payment of any drawing, a non-refundable payment fee equal to the greater of (1) $100.00 or (2) the fee equal to .25% of the amount paid.

                     (ii) With respect to each standby Letter of Credit, the Borrower shall pay to the Agent on the date of issuance, for the pro rata account of each of the Lenders, in accordance with their respective Percentage Shares, a non-refundable Letter of Credit commission equal to the greater of (A) $300 or (B) the commission computed at the per annum rate of 1.00% on the face amount of such standby Letter of Credit.

                     (iii) With respect to each standby and commercial Letter of Credit, the Borrower shall pay to the L/C Bank on demand, for its own account, such other fees as may be required by the L/C Bank in accordance with its standard fee structure for such Letters of Credit.

               (2) OTHER FEES. The Borrower shall pay (i) to the Agent, for the pro rata account of each of the Lenders, on the last Business Day of each calendar quarter during the term of this Agreement and on the Revolving Loan Maturity Date, a facility fee calculated at .50% per annum on the average daily Revolving Credit Limit in effect during the quarter just ended or, in the case of payment on the Revolving Loan Maturity Date, the period just ended, and (ii) such other fees as it shall from time to time agree upon in connection with this Agreement pursuant to letter agreements entered into with reference to this paragraph.

          3(j) COLLATERAL SECURITY; ADDITIONAL DOCUMENTS. As collateral security for the Obligations, the Borrower shall execute and deliver and cause to be executed and delivered to the Agent for its benefit and that of the L/C Bank and each of the Lenders: (1) a Guaranty from each Guarantor substantially in the form of EXHIBIT D hereto (collectively the "GUARANTY"), (2) a Security Agreement from the Borrower and each Guarantor substantially in the form attached hereto as EXHIBIT B-1 and EXHIBIT B-2, respectively (collectively, the "SECURITY AGREEMENT"), pursuant to which the Borrower and each Guarantor shall pledge, assign and grant to the Agent, for its benefit and that of the L/C Bank and each of the Lenders, a first priority security interest in and Lien upon their respective Collateral, and (3) such UCC-1 financing statements as the Agent may require. The Borrower further agrees to execute and deliver or to cause to be executed and delivered to the Agent from time to time such confirmatory

Guaranties, Security Agreements, financing statements, consents of and notices to third parties and such documents, instruments and agreements, including, without limitation, relating to the creation or perfection of Liens under any relevant state or Federal law, or the law of any relevant foreign jurisdiction as any Lender may reasonably request which are in such Lender's judgment necessary or desirable to obtain for the Agent and the Lenders the benefit of a Guaranty from each Guarantor, the Security Agreements and the Collateral (the Security Agreements, the UCC-1 financing statements referred to in subparagraph
(2) above, and such additional documents, instruments and agreements being referred to herein as the "SECURITY DOCUMENTS").

     4.     CONDITIONS TO MAKING LOANS.

            4(a) FIRST CREDIT. As conditions precedent to the obligations of the Lenders to make the first Loan and of the L/C Bank to issue the first Letter of
Credit:

               (1) The Borrower shall have delivered or shall have had delivered to the Agent each of the following (with sufficient copies for each of the Lenders):

                     (i)  A duly executed copy of this Agreement;

                    (ii)  Duly executed copies of each of the other Loan
      Documents;

                   (iii) Such credit applications, financial statements, authorizations, environmental reviews of the Property, and such information concerning the Borrower and its business, operations and condition (financial and otherwise) as any Lender may reasonably request;

                    (iv) Certified copies of resolutions of the Board of Directors of the Borrower and each Guarantor approving the execution and delivery of the Loan Documents to which it is a party;

                     (v) A certificate of the Secretary or an Assistant Secretary of the Borrower and each Guarantor certifying the names and true signatures of the officers of the Borrower authorized to sign the Loan Documents to which it is a party;

                    (vi) A copy of the Certificate of Incorporation of the Borrower and each Guarantor, certified by the Secretary of State of the State of their incorporation as of a recent date;

                    (vii) A copy of each of the Certificate of Incorporation (if required by the Lenders) and Bylaws of the Borrower and each Guarantor, certified by the Secretary or an Assistant Secretary of the Borrower and each Guarantor as of the date of this Agreement as being accurate and complete;

                   (viii) A certificate of good standing or status of the Borrower and each Guarantor from the Secretary of State of the State of its incorporation as of a recent date;

                     (ix) A duly executed copy of letters acknowledging receipt of payment of fees payable on or prior to the effective date of this Agreement pursuant to PARAGRAPH 3(I)(1) above;

                      (x) Search reports for those jurisdictions notified by the Borrower to the Agent in writing as the only jurisdictions in which filings or recordings are necessary to perfect a security interest in the Collateral, which reports shall show only such financing statements and other filings of record as to the Collateral as shall be acceptable to the Agent and each Lender;

                     (xi) An opinion of Sheppard, Mullin, Richter & Hampton, LLP, counsel to the Parent, the Borrower and their respective Subsidiaries, in form and substance satisfactory to the Lenders, addressing the due authorization, execution and delivery of the Loan Documents and such other matters as the Lenders shall reasonably request; and

                     (xii) A copy of insurance policies or a certificate of insurance evidencing compliance by the Borrower under PARAGRAPH 6(I) below.

               (2) All fees and other amounts payable hereunder prior to such date shall have been paid, and all acts and conditions (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of the Loan Documents and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

               (3) The Agent shall not have received notification from any Lender that (i) any documentation, including, without limitation, documentation for corporate and legal proceedings in connection with the transactions contemplated by the Loan Documents is unsatisfactory in either form or substance or (ii) a Material Adverse Change has occurred since April 30, 1997.

            4(b) ONGOING LOANS AND LETTERS OF CREDIT. As conditions precedent to each Lenders' obligation to make any Loan, including the first Loan, and the L/C Bank's obligations to issue any Letter of Credit, including the first Letter of Credit, at and as of the date of the funding or issuance thereof;

                (1) There shall have been delivered to the Agent: (i) in the case of a Loan, a Loan Request, and (ii) in the case of the Letter of Credit, a Letter of Credit Request and the related L/C Documents;

                (2) The representations and warranties made by or on behalf of the Borrower and each Guarantor in or pursuant to the Loan Documents shall be accurate and complete in all material respects as if made on and as of such date;

                (3) There shall not have occurred an Event of Default or Potential Default not otherwise cured or waived; and

                (4) Following the making of a Loan or issuance of such Letter of Credit, the aggregate principal amount of Loans outstanding and Outstanding Letters of Credit will not exceed the limitation of PARAGRAPHS 2(A) above.

By delivering a Loan Request to the Agent or a Letter of Credit Request to the L/C Bank hereunder, or by requesting the conversion of a Loan or the continuation of a Loan pursuant to PARAGRAPH 2(F) above, the Borrower shall be deemed to have represented and warranted the accuracy and completeness of the statements set forth in SUBPARAGRAPHS (B)(2) through (B)(4) above.

      5. REPRESENTATIONS AND WARRANTIES OF THE BORROWER. As an inducement to the Agent, the L/C Bank and each Lender to enter into this Agreement and to make Loans and to issue and participate in Letters of Credit as provided herein, the Borrower represents and warrants to the Agent, the L/C Bank and each Lender that:

            5(a) FINANCIAL POSITION. The financial statements of the Parent dated April 30, 1997 which have heretofore been furnished to each Lender and the Agent, present fairly in all material respects and, except as otherwise agreed by the Lenders, present fairly in accordance with GAAP the consolidated financial position of the Borrower at such dates and the results of its operations and changes in its cash flows for the fiscal periods then ended.

            5(b) NO CHANGE. Since the date of the financial statements described in the preceding PARAGRAPH 5(A), there has been no material adverse change in the business, operations, assets or financial or other condition of the Parent or the Borrower on a consolidated basis. Since such date, neither the Parent nor the Borrower has not entered into, incurred or assumed any long-term debt, mortgages, material leases or oral or written commitments, nor commenced any significant project, nor made any purchase or acquisition of any significant property.

            5(c) CORPORATE EXISTENCE; COMPLIANCE WITH LAW. The Borrower and each Guarantor (1) is duly organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation and is qualified to do business in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to qualify would have a material adverse effect on it or its property and/or business or on its ability to pay or perform the Obligations, (2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do, and (3) is in compliance with all Requirements of Law and Contractual Obligations.

            5(d) CORPORATE POWER; AUTHORIZATION; ENFORCEABLE OBLIGATIONS. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform the Loan Documents to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of the Loan Documents. The Loan Documents have been duly executed and delivered on behalf of the Borrower and each Guarantor party thereto and constitute such Person's legal, valid and binding obligations enforceable against it in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

            5(e) NO LEGAL BAR. The execution, delivery and performance of the Loan Documents, the borrowings hereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligations of the Borrower or any Guarantor or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor except as contemplated thereby.

            5(f) NO MATERIAL LITIGATION. Except as disclosed on EXHIBIT C hereto, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Borrower or any Guarantor, threatened by or against the Borrower or any Guarantor or against any of the Borrower's or any Guarantor's properties or revenues which is likely to be adversely determined and which, if adversely determined, is likely to have a material adverse effect on the business, operations, property or financial or other condition of the Parent and its Subsidiaries, taken as a whole.

            5(g) TAXES. The Borrower and each Guarantor has filed all tax returns that are required to be filed and have paid all taxes shown to be due and payable on said returns or on any assessments made against them or any of their property other than with respect to immaterial taxes and other than taxes which are being contested in good faith by appropriate proceedings and as to which the Borrower or a Guarantor has established adequate reserves in conformity with GAAP.

            5(h) REGULATED ENTITIES. The Borrower is not an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended. The Borrower is not subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

            5(i) SUBSIDIARIES. EXHIBIT I truly and correctly describes each of its Subsidiaries.

            5(j) FEDERAL RESERVE BOARD REGULATIONS. The Borrower is not engaged and will not engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" within the respective meanings of such terms under Regulation U. No part of the proceeds of any Loan issued hereunder will be used for "purchasing" or "carrying" "margin stock" as so defined or for any purpose which violates, or which would be inconsistent with, the provisions of the Regulations of the Board of Governors of the Federal Reserve System.

            5(k) ERISA. (1) No Prohibited Transactions, Accumulated Funding Deficiencies, withdrawals from Multiemployer Plans or Reportable Events have occurred with respect to any Plans or Multiemployer Plans that, in the aggregate, could subject the Borrower or any Guarantor to any tax, penalty or other liability where such tax, penalty or liability is not covered in full, for the benefit of the Borrower or such Guarantor by insurance; (2) no notice of intent to terminate a Plan has been filed, nor has any Plan with an Accumulated Funding Deficiency remaining outstanding been terminated under section 4041 of ERISA, nor has the PBGC instituted proceedings to terminate, or appoint a trustee to administer, a Plan, and no event has occurred or condition exists which might constitute grounds under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan; (3) the present value of all benefit liabilities (as defined in section 4001(a)(16) of ERISA) under all Plans (based on the actuarial assumptions used to fund the Plans) does not exceed the assets of the Plans; and (4) the execution, delivery and performance by the Borrower and the Guarantors of the Loan Documents and the use of the proceeds thereof will not involve any Prohibited Transactions.

            5(l) ASSETS. The Borrower and each Guarantor has good and marketable title to all property and assets reflected in the financial statements referred to in PARAGRAPH 5(A) above, except property and assets sold or otherwise disposed of in the ordinary course of business subsequent to the respective dates thereof. Except as permitted under PARAGRAPH 7(A) below, neither the Borrower nor any Guarantor has any outstanding Liens on any of its properties or assets and there are no security agreements to which the Borrower or any Guarantor is a party, or title retention agreements, whether in the form of leases or otherwise, of any personal property.

            5(m) SECURITIES ACTS. Neither the Borrower nor any Guarantor has issued any unregistered securities in violation of the registration requirements of Section 5 of the Securities Act of 1933, as amended, or any other law, or is violating any rule, regulation or requirement under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended. The Borrower is not required to qualify an indenture under the Trust Indenture Act of 1939, as amended, in connection with its execution and delivery of the Notes.

            5(n) CONSENTS, ETC.. No consent, approval, authorization of, or registration, declaration or filing with any Governmental Authority is required on the part of the Borrower or any Guarantor in connection with the execution and delivery of the Loan Documents or the performance of or compliance with the terms, provisions and conditions hereof or thereof.

            5(o) NO BURDENSOME RESTRICTIONS. Neither the Borrower nor any Guarantor is a party to or bound by any Contractual Obligation, or subject to any restriction in any organizational documents, or any Requirements of Law, which could reasonably be expected to cause a Material Adverse Change.

            5(p) ENVIRONMENTAL MATTERS. The Borrower and each Guarantor conducts in the ordinary course of business a review of the effect of existing Environmental Laws and existing Environmental Claims on its business, operations and properties, and except as disclosed to the Lenders in writing on SCHEDULE 5(P) hereto, if any, such Environmental Laws and Environmental Claims could not, individually or in the aggregate, reasonably be expect to cause a Material Adverse Change.

            5(q) NO DEFAULT. No Potential Default or Event of Default exists or would result from the incurring of any Obligations by the Borrower. As of the date of this Agreement, neither the Borrower nor any Guarantor is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to cause a Material Adverse Change or that would, if such default had occurred after the date hereof, create an Event of Default.

            5(r) INTELLECTUAL PROPERTY. The Borrower and the Guarantors own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the best knowledge of the Borrower, no slogan or other advertising device, product, process, method, substances, part or other material now employed or now contemplated to be employed, by the Borrower or any Guarantor infringes upon any rights held by any other party. Except as specifically disclosed in SCHEDULE 5(R), if any, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Borrower, proposed, which, in either case, could reasonably be expected to cause a Material Adverse Change.

            5(s) FULL DISCLOSURE. None of the representations or warranties made by the Borrower or any Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower or any Guarantor in connection with the Loan Documents. contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

     6. AFFIRMATIVE COVENANTS. The Borrower hereby covenants and agrees with the Agent and each Lender that, as long as any Obligations remain unpaid or any Lender has any obligation to make Loans hereunder or the L/C Bank has any obligation to issue Letters of Credit for the account of the Borrower, the Borrower shall and, in the case of PARAGRAPHS 6(C) through 6(E) and 6(H) through 6(K) shall cause the Guarantors to:

          6(a)    FINANCIAL STATEMENTS.  Furnish or cause to be furnished to the
Agent and each of the Lenders directly:

               (1) Within 120 days after the last day of each fiscal year of the Parent the audited balance sheet of the Parent as at the end of, and the related statements of income, shareholders' equity and cash flows for such year, prepared on a consolidated basis, and the comparative financial statements as at the end of, and for, the preceding fiscal year, all prepared in accordance with GAAP accompanied by an opinion satisfactory to the Agent and the Lenders of a firm of independent certified public accountants of nationally recognized standing, which opinion shall be unqualified.

               (2) Within 120 days after the last day of each fiscal year of the Parent, the balance sheet of the Parent as at the end of, and the related statement of income, for such year prepared on a consolidating basis, certified by a Responsible Officer of the Borrower as fairly presenting the consolidating financial condition and results of operations of the Parent and its Consolidated Subsidiaries and as having been prepared in accordance with GAAP applied on a basis consistent with the audited financial statements of the Parent.

               (3) Within 60 days after the last day of each fiscal quarter the balance sheet of the Parent as of the end of, and the related statement of income for the quarter and for the period from the beginning of the then current fiscal year to the end of such quarter and the related statements of income, shareholders' equity and cash flows for such period, prepared on a consolidated basis, certified by a Responsible Officer of the Borrower as fairly presenting the consolidated financial condition and results of operations of the Parent and its Consolidated Subsidiaries and as having been prepared in accordance with GAAP applied on a basis consistent with the audited financial statements of the Parent, subject to changes resulting from audit and normal year-end adjustments.

          6(b)    CERTIFICATES; REPORTS; OTHER INFORMATION.  Furnish or cause to be furnished to the Agent and each of the Lenders directly:

               (1) Promptly after sending, filing or publishing the same, copies of all proxy statements, financial statements and reports which the Parent sends to its stockholders and copies of all regular and periodic reports and all registration statements which the Parent files with the Securities and Exchange Commission and copies of all press releases issued by the Parent;

               (2) Together with the financial statements delivered pursuant to PARAGRAPHS 6(A)(1) and 6(A)(2) above, a Compliance Certificate of a Responsible Officer of the Parent.

               (3) Within 60 days after the end of each fiscal quarter of the Parent, a summary accounts receivable aging for the Parent and its Subsidiaries;

               (4) Within 60 days after the end of each fiscal quarter of the Parent, backlog reports for the Parent and its Subsidiaries;

               (5) Promptly upon request of any Lender delivered to the Borrower no later than thirty (30) days after receipt by such Lender of any summary report pursuant to PARAGRAPHS 6(B)(3) or 6(B)(4) above, detailed accounts receivable and accounts payable aging reports and backlog reports for the Parent and its Subsidiaries supporting such summary report;

               (6) Promptly, such additional financial and other information, including, without limitation, financial statements of the Borrower or any Affiliate, if available to the Borrower, as any Lender may from time to time reasonably request, including, without limitation, such information as is necessary for any Lender to participate out any of its interests in the Revolving Loans hereunder or to enable other financial institutions to become signatories hereto.

          6(c) PAYMENT OF INDEBTEDNESS. Pay, discharge or otherwise satisfy at or before maturity or before it becomes delinquent, defaulted or accelerated, as the case may be, all its Indebtedness (including taxes), except (i) Indebtedness for trade debt incurred in the ordinary course of business which is not more than 60 days delinquent, and (ii) Indebtedness being contested in good faith and for which provision is made to the satisfaction of the Lenders for the payment thereof in the event the Borrower or any Guarantor is found to be obligated to pay such Indebtedness and which Indebtedness is thereupon promptly paid by the Borrower or such Guarantor.

          6(d) MAINTENANCE OF EXISTENCE AND PROPERTIES. Except as otherwise permitted in PARAGRAPH 7(C) below, maintain its corporate existence and maintain all rights, privileges, licenses, approvals, franchises, properties and assets, necessary or desirable in the normal conduct of its business, and comply with all Contractual Obligations and Requirements of Law;

          6(e) INSPECTION OF PROPERTY; BOOKS AND RECORDS; DISCUSSIONS. (1) Keep proper books of record and account on the same fiscal year basis as maintained on the date of this Agreement in which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities and (2) permit representatives of the Agent or any Lender (i) to visit and inspect any of its properties and examine and make abstracts from and copies of any of its books and records at any reasonable time and as often as may reasonably be desired by the Agent or any Lender, (ii) to (at a cost reimbursed pursuant to PARAGRAPH 6(G) below) audit its accounts receivable and inventory, and (iii) with prior notice to the Borrower, to discuss the business, operations, properties and financial and other condition of the Borrower with officers and, in the reasonable discharge of its rights and obligations, employees of such parties, and with their independent certified public accountants.

          6(f) NOTICES. Promptly give written notice to the Agent and each Lender of:

               (1) The occurrence of any Potential Default or Event of Default;

               (2) Any litigation or proceeding, including, without limitation, any substantial dispute with any governmental or law enforcement agency, in an aggregate amount in excess of $250,000 affecting the Borrower, any Guarantor or the Collateral; and

               (3) A material adverse change in the business, operations, property or financial or other condition of the Borrower or any Guarantor.

          6(g) EXPENSES AND INDEMNITY. Whether or not the transactions contemplated hereby shall be consummated,

               (1) Pay all reasonable out-of-pocket expenses : (1) of the Agent incident to the preparation, negotiation, syndication, arrangement, closing, waiver to, amendment or modification of, and administration of the Loan Documents, and the protection of the rights of the Lenders and the Agent under the Loan Documents, and (2) of the Agent and each of the Lenders after the occurrence and during the continuance of any Event of Default and/or incident to the enforcement of payment of the Obligations, whether by judicial proceedings or otherwise, including, without limitation, in connection with bankruptcy, insolvency, liquidation, reorganization, moratorium or other similar proceedings involving the Borrower or any Guarantor.

               (2) Indemnify, pay and hold harmless the Agent and each Lender and the officers, directors, employees and agents of the Agent and each Lender (collectively, the "INDEMNITEES") from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements of any kind or nature whatsoever (including the fees and disbursements of counsel for such Indemnitees) in connection with any investigative, administrative or judicial proceedings, whether or not such Indemnitees shall be designated a party thereto, and the expenses of investigation by engineers, environmental consultants and similar technical personnel imposed on, incurred by or asserted against such Indemnitees as a result of or in connection with the transactions contemplated hereby or any of the other Loan Documents and the use or intended use of the Loans and the

Letters of Credit, except the Borrower shall have no obligation hereunder to an Indemnitee with respect to any liability resulting from the gross negligence or willful misconduct of such Indemnitee. To the extent that the undertaking set forth in the immediately preceding sentence may be unenforceable, the Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law to the payment and satisfaction of all such indemnified liabilities incurred by the Indemnitees or any of them. Without limiting the generality of the foregoing, to the fullest extent permitted by law, the Borrower hereby waives all rights for contribution or any other rights of recovery with respect to liabilities, losses, damages, costs and expenses arising under or relating to Environmental Laws that it might have by statute or otherwise against any Indemnitee.

               (3) The obligations of the Borrower under this PARAGRAPH 6(G) shall be effective and enforceable whether or not any Loan is made hereunder and shall survive payment of all other Obligations.

          6(h) LOAN DOCUMENTS. Use the Loans and Letters of Credit as contemplated by PARAGRAPH 3(A) and comply with and observe all terms and conditions of the Loan Documents.

          6(i) INSURANCE. Obtain and maintain insurance with responsible companies in such amounts and against such risks as are usually carried by corporations engaged in similar businesses similarly situated, and furnish any of the Lenders on request through the Agent full information as to all such insurance and obtain loss-payee endorsements thereon in favor of the Agent. All such insurance shall be provided by insurers and cover such matters as shall be acceptable to the Lenders.

          6(j) HAZARDOUS MATERIALS. The Borrower and each Guarantor shall indemnify and hold harmless the Agent and each Lender from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance. This indemnity will apply whether the hazardous substance is on, under or about the Borrower's or a Guarantor's property or operations or property leased to the Borrower or a Guarantor. The indemnity includes but is not limited to attorneys' fees. The indemnity extends to the Agent, each Lender and their respective parents, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns. For these purposes, the term "hazardous substances" means any substance which is or becomes designated as "hazardous" or "toxic" under any federal, state or local law. This indemnity is without limitation and will survive repayment of the Borrower's Obligations.

          6(k) ERISA. Furnish to the Agent and each Lender:

               (1) Promptly and in any event within 30 days after the Borrower or a Guarantor knows or has reason to know of the occurrence of a Reportable Event with respect to a Plan with regard to which notice must be provided to the PBGC, a copy of such materials required to be filed with the PBGC with respect to such Reportable Event and in each such case a statement of the chief financial officer of the Borrower setting forth details as to such Reportable Event and the action which the Borrower proposes to take with respect thereto, if relevant;

               (2) Promptly and in any event within 30 days after the Borrower or a Guarantor knows or has reason to know of any condition existing with respect to a Plan which presents a material risk of termination of the Plan, imposition of an excise tax, requirement to provide security to the Plan or incurrence of other liability not contemplated by a Plan by the Borrower or any ERISA Affiliate, a statement of the chief financial officer of the Borrower describing such condition;

               (3) At least ten days prior to the filing by any plan administrator of a Plan with an Accumulated Funding Deficiency of a notice of intent to terminate such Plan, a copy of such notice;

               (4) Promptly and in no event more than ten days after the filing thereof with the Secretary of the Treasury, a copy of any application by the Borrower or an ERISA Affiliate for a waiver of the minimum funding standard under section 412 of the Code;

               (5) Promptly and in any event within 30 days after it knows or has reason to know of any event or condition which might constitute grounds under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, a statement of the chief financial officer of the Borrower describing such event or condition;

               (6) Promptly and in no event more than ten days after receipt thereof by the Borrower or any ERISA Affiliate, a copy of each notice received by the Borrower or an ERISA Affiliate concerning the imposition of any withdrawal liability under section 4202 of ERISA; and

               (7) Promptly after receipt thereof a copy of any notice the Borrower or any ERISA Affiliate may receive from the PBGC or the Internal Revenue Service with respect to any Plan or Multiemployer Plan; provided, however, that this SUBPARAGRAPH (7) shall not apply to notices of general application promulgated by the PBGC or the Internal Revenue Service.

     7. NEGATIVE COVENANTS. The Borrower hereby agrees that, as long as any Obligations remain unpaid or any Lender has any obligation to make Loans hereunder or the L/C Bank has any obligation to issue Letters of Credit hereunder, the Borrower shall not, directly or indirectly and will not permit any of the Guarantors to:

          7(a) LIENS. Create, incur, assume or suffer to exist, any Lien upon any of its property or assets except:

               (1) Liens or charges for current taxes, assessments or other governmental charges which are not delinquent or which remain payable without penalty, or the validity of which are contested in good faith by appropriate proceedings upon stay of execution of the enforcement thereof, provided the Borrower or relevant Guarantor shall have set aside on its books and shall maintain adequate reserves for the payment of same in conformity with GAAP;

               (2) Liens, deposits or pledges made to secure statutory obligations, surety or appeal bonds, or bonds for the release of attachments or for stay of execution, or to secure the performance of bids, tenders, contracts (other than for the payment of borrowed money), leases or for purposes of like general nature in the ordinary course of the Borrower's or relevant Guarantor's business;

               (3) Liens in favor of the Lenders and the Agent;

               (4) Liens in existence on the date hereof as set forth on EXHIBIT E; and

               (5) purchase money Liens on assets securing Indebtedness incurred in purchasing or leasing such assets.

          7(b) FUNDED DEBT. Create, incur, assume or suffer to exist, or otherwise become or be liable in respect of any Funded Debt except:

               (1) The Obligations;

               (2) Indebtedness on endorsements of instruments for collection in the ordinary course of business;

               (3) Funded Debt reflected in the financial statements referred to in PARAGRAPH 5(A) above;

               (4) Funded Debt of NQA USA;

               (5) Funded Debt of the Borrower and of the Guarantors payable to the Borrower or any Guarantor; and

               (6) Other Funded Debt of the Borrower and the Guarantors in an aggregate amount outstanding not to exceed $250,000, excluding Funded Debt secured by purchase money Liens described in PARAGRAPH 7(A)(5) above.

          7(c) CONSOLIDATION AND MERGER. Without the prior consent of the Lenders, liquidate or dissolve or enter into any consolidation, merger, partnership, joint venture, syndicate, dissolution or other combination except that so long as no Event of Default or Potential Default occurs as a result thereof (i) Subsidiaries of the Borrower may consolidate or merge with each other; (ii) the Parent may merge into the Borrower; (iii) the Borrower and the Guarantors may merge or consolidate with each other so long as the Borrower is the surviving entity or the surviving entity assumes the obligation of the Borrower under this Agreement; and (iv) so long as NTS Products and/or PECS (QA) North America, Inc. is dormant and owns no assets, such Person may be dissolved.

          7(d) ACQUISITIONS; INVESTMENTS; ADVANCES. Without the prior consent of the Lenders, purchase or acquire or incur liability for the purchase or acquisition of any or all of the assets or business of any Person, other than purchases, acquisitions, and incurrences of liability not in the nature of a business acquisition and made in the ordinary course of business as conducted on the date of this Agreement; or, make or commit to make any advance, loan or extension of credit or capital contributions to, or purchase any stock, bonds, notes, debentures, or other securities of, forgive any Indebtedness of, or make any other investment in, any Person other than:

               (1) Investments reflected in the financial statements referred to in PARAGRAPH 5(A) above;

               (2) Investments in marketable direct obligations issued or unconditionally guaranteed by the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within one (1) year of the acquisition thereof;

               (3) Investments in marketable direct obligations issued by any state of the United States of America or any political subdivision thereof, in each case maturing within one (1) year of the acquisition thereof and having the highest rating obtainable from either Standards & Poor's Corporation or Moody's Investors Service, Inc.;

               (4) Investments in certificates of deposit or bankers' acceptances maturing within one (1) year from the date of acquisition issued by commercial banks organized under the laws of the United States of America or any state thereof or the District of Columbia, each having combined capital and surplus of not less than Two Hundred Fifty Million Dollars ($250,000,000.00);

               (5) Acquisitions by the Borrower and the Guarantors in an aggregate amount not to exceed $500,000 in any fiscal year; and

               (6) Investments in the Borrower and Guarantors.

For purposes of this definition, "Investment" shall mean any direct or indirect purchase or other acquisition by that Person of, or a beneficial interest in, stock, or other securities of any other Person, or any direct or indirect loan, advance (other than advances to employees for moving and travel expenses, drawing accounts and similar expenditures in the ordinary course of business) or capital contribution by that Person to any other Person, including all indebtedness and accounts receivable from that other Person which are not current assets or did not arise from sales to that other Person in the ordinary course of business. The amount of any Investment shall be the original cost of such Investment plus the cost of all additions thereto, without any adjustments for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment.

          7(e) PAYMENT OF DIVIDENDS. Except to the Borrower, declare or pay any dividends upon its shares of stock now or hereafter outstanding or make any distribution of assets to its stockholders as such, whether in cash, property or securities, except (i) dividends by the Borrower to the Parent (ii) dividends by the Parent to its shareholders in an aggregate amount in any fiscal year not to exceed 40% of the consolidated net income of the Parent in the immediately preceding fiscal year, (iii) dividends payable in shares of capital stock, and
(iv) cash in lieu of fractional shares or in options, warrants or other rights to purchase shares of capital stock.

          7(f) PURCHASE OR RETIREMENT OF STOCK. Acquire, purchase, redeem or retire any shares of its capital stock now or hereafter outstanding.

          7(g) SALE OF ASSETS. In any fiscal year, sell, lease, assign, transfer or otherwise dispose of any of its assets (other than (i) inventory held for sale, (ii) assets of the Borrower and the Guarantors disposed of in the ordinary course of business as presently conducted for an aggregate sales price not in excess of $100,000, and (iii) real property held for sale as of the date of this

Agreement in Vista, California), whether now owned or hereafter acquired and not enter into any sale and leaseback agreement relating to its assets without the prior written consent of the Majority Lenders.

          7(h)    CONDUCT OF BUSINESS, ETC.

               (1) Engage in any business activities substantially different from the Borrower's as conducted on the date of this Agreement; or

               (2) Enter into or agree to enter into any leveraged lease or similar transaction pursuant to which it extends financing accommodations to any other Person; or

               (3) Change the accounting policies or principles on which its financial statements are prepared or presented.

          7(i)    ERISA.

               (1) Terminate or withdraw from any Plan so as to result in any material liability to the PBGC;

               (2) Engage in or permit any person to engage in any Prohibited Transaction involving any Plan which would subject the Borrower to any material tax, penalty or other liability;

               (3) Incur or suffer to exist any material Accumulated Funding Deficiency, whether or not waived, involving any Plan;

               (4) Allow or suffer to exist any event or condition which presents a risk of incurring a material liability to the PBGC;

               (5) Amend any Plan so as to require the posting of security under section 401(a)(29) of the Code; or

               (6) Fail to make payments required under section 412(m) of the Code and section 302(e) of ERISA which would subject the Borrower to any material tax, penalty or other liability.

          7(j) FINANCIAL COVENANTS. For the Parent and its Consolidated Subsidiaries calculated on a consolidated basis in accordance with GAAP:

               (1) permit its Tangible Net Worth at any one time to be less than the sum of (A) $15,750,000 plus (B) as at the end of each fiscal quarter, 60% of net income after taxes and dividends for the fiscal quarter just ended (but, in each case, only if a positive number). Additions to Tangible Net Worth shall be made as at the end of each fiscal quarter commencing February 1, 1997 and shall be cumulative for each successive quarter;

               (2) at any one time, permit the ratio of (i) all liabilities which in accordance with GAAP and industry practices are shown on the liability side of a balance sheet to (ii) Tangible Net Worth at any one time to be greater than 1.50 to 1.00;

               (3) make capital expenditures in aggregate in excess of (i) $4,000,000 in the fiscal year ending January 31, 1998 or (ii) $2,500,000 in any fiscal year thereafter;

               (4) permit at any time the Quick Ratio to be less than .90 to 1.00; or

               (5) as at the end of any fiscal quarter, permit the Debt Coverage Ratio for the preceding four fiscal quarters, to be less than 1.30 to 1.00.

     8. EVENTS OF DEFAULT. Upon the occurrence of any of the following events (an "EVENT OF DEFAULT"):

          8(a) The Borrower shall fail to pay with ten days of the date when due any principal on the Loans, any interest, or other Obligation under the Loan Documents; or

          8(b) Any representation or warranty made by the Borrower or any Guarantor in any Loan Documents or in connection with any Loan Documents shall be materially inaccurate or incomplete in any respect on or as of the date made; or

          8(c) The Borrower shall default in any material respect in the observance or performance of any covenant or agreement contained in PARAGRAPH 7 above; or

          8(d) The Borrower or any Guarantor shall fail to observe or perform in any material respect any other term or provision contained in the Loan Documents and such failure shall continue for 30 days; or

          8(e) The Borrower or any Guarantor shall default in any payment of principal of or interest on any Funded Debt (other than the Obligations) in an aggregate amount in excess of $250,000 or any other event shall occur the effect of such is to permit such Indebtedness to be declared or otherwise to become due prior to its stated maturity; or

          8(f) (1) The Borrower or any Guarantor shall commence any case, proceeding or other action (i) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or
(ii) seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its assets, or the Borrower or any Guarantor shall make a general assignment for the benefit of its creditors; or (2) there shall be commenced against the Borrower or any Guarantor any case, proceeding or other action of a nature referred to in clause (1) above which (i) results in the entry of an order for relief or any such adjudication or appointment, or (ii) remains undismissed, undischarged or unbonded for a period of 60 days; or (3) there shall be commenced against the Borrower or any Guarantor any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or substantially all of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, stayed, satisfied or bonded or appealed against pending appeal within 60 days from the entry thereof; or (4) the Borrower or any Guarantor shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in (other than in connection with a final settlement), any of the acts set forth in clause (1),
(2) or (3) above; or (5) the Borrower or any Guarantor shall generally not, or shall be unable to, or shall admit in writing its inability to pay its debts as they become due; or

          8(g) (1) Any Reportable Event or a Prohibited Transaction shall occur with respect to any Plan which would result in any material liability to the Borrower; or (2) a notice of intent to terminate a Plan with an Accumulated Funding Deficiency under section 4041 of ERISA shall be filed; or (3) a notice shall be received by the plan administrator of a Plan that the PBGC has instituted proceedings to terminate a Plan or appoint a trustee to administer a Plan; or (4) any other event or condition shall exist which might, in the reasonable opinion of the Lenders, constitute grounds under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan; or (5) the Borrower or any ERISA Affiliate shall withdraw from a Multiemployer Plan under circumstances which the Lenders reasonably determine could have a material adverse effect on the financial condition of the Borrower; or

          8(h) One or more judgments or decrees for an aggregate amount in excess of $250,000 shall be entered against the Borrower and the Guarantors and all such judgments or decrees shall not have been vacated, discharged, stayed, satisfied or bonded pending appeal within 60 days from the entry thereof or in any event later than five days prior to the date of any proposed sale thereunder; or

          8(i) Any material adverse change shall occur in the business, properties, or financial condition of the Parent and its Subsidiaries, taken as a whole; or

          8(j) The Agent or Lenders shall fail to have an enforceable first priority Lien (subject only to such prior Liens as the Lenders shall have consented to in writing) on the Collateral; or

          8(k) Any financial or other information delivered by Borrower to the Agent or Lenders proves to be false or misleading in any material respect; or

          8(l) (i) The Parent shall fail to hold all of the shares of the Borrower's stock or (ii) individuals who constitute the Parent's board of directors as of the date of this Agreement (together with any new director whose election by the Parent's board of directors or whose nomination for election by the Parent's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors as of such date or whose election or nomination for election was previously so approved) cease for any reason (other than death or disability) to constitute a majority of the Parent's board of directors then in office or (iii) the acquisition after the date of this Agreement by any person (as such term is used in section 13(d) and section 14(d)(2) of the Securities and Exchange Act of 1934 as in effect on the date of this Agreement) or related persons constituting a group (as such term is used in Rule 13d-5 under such Securities and Exchange Act as in effect after the date of this Agreement) of (y) the power to elect, appoint or cause the election or appointment of at least a majority of the members of the board of directors of the Parent, through beneficial ownership of the capital stock of the Parent or otherwise, or (z) all or substantially all of the properties and assets of the Parent; or

          8(m) No later than March 8, 1998, PECS (QA) North America, Inc. shall fail to either (1) be dissolved or (2) execute and deliver to the Lenders a Guaranty, a Security Agreement, and related financing statements as requested by the Lenders together with certified copies of resolutions of its Board of Directors approving the execution and delivery of such Loan Documents, a certificate of its Secretary or an Assistant Secretary certifying the names and true signatures of the officers authorized to sign such Loan Documents, a copy of its certificate of incorporation certified by the Secretary of the State of its incorporation as of a recent date, a copy of its Bylaws certified by its Secretary or an Assistant Secretary, and a certificate of good standing from the

Secretary of the State of its incorporation and each jurisdiction where it is qualified to do business as of a recent date.

                                    THEN:

          (1) Automatically upon the occurrence of an Event of Default under PARAGRAPH 8(F) above;

          (2) At the option of any Lender upon the occurrence of an Event of Default under PARAGRAPH 8(A) above; and

          (3)  In all other cases, at the option of the Majority Lenders;

each Lender's and the L/C Bank's obligation, or in the case of subparagraph (2) above such Lender's or the L/C Bank's obligation, to make Loans or to issue Letters of Credit shall terminate and the principal balance of outstanding Loans and interest accrued but unpaid thereon and the aggregate contingent obligation of the Borrower to reimburse the Lenders, or in the case of subparagraph (2) above such Lender, for future L/C Drawings with respect to Outstanding Letters of Credit shall become immediately due and payable, without demand upon or presentment to the Borrower, which are expressly waived by the Borrower, and the Agent and Lenders, or in the case of subparagraph (2) above such Lender, may immediately exercise all rights, powers and remedies available to them, or it, at law, in equity or otherwise. Any amounts paid by the Borrower to the Lenders hereunder on account of Outstanding Letters of Credit shall be held by the Lenders as cash Collateral for the obligations of the Borrower with respect to L/C Drawings relating thereto, and the Borrower hereby grants to the Lenders a first perfected security interest in said cash and authorizes the Lenders to apply such cash on account of future L/C Drawings as such L/C Drawings become payable by the Borrower.

     9.     THE AGENT.

          9(a) APPOINTMENT. Each Lender hereby irrevocably designates and appoints the Agent as the agent of such Lender under the Loan Documents and each such Lender hereby irrevocably authorizes the Agent, as the agent for such Lender, to take such action on its behalf under the provisions of the Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Agent by the terms of the Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in the Loan Documents, the Agent shall not have any duties or responsibilities, except those expressly set forth herein or therein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into the Loan Documents or otherwise exist against the Agent.

          9(b) DELEGATION OF DUTIES. The Agent may execute any of its duties under the Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

          9(c) EXCULPATORY PROVISIONS. Neither the Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates shall be
(1) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with the Loan Documents (except for its or such Person's own gross negligence or willful misconduct), or (2) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in the Loan Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with the Loan Documents or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of the Loan Documents or for any failure of the Borrower to perform its obligations hereunder. The Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, the Loan Documents or to inspect the properties, books or records of the Borrower.

          9(d) RELIANCE BY AGENT. The Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, consent, certification, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation reasonably believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower), independent accountants and other experts selected by the Agent. The Agent may deem and treat the payee of any note as the owner thereof for all purposes. As to the Lenders: (1) the Agent shall be fully justified in failing or refusing to take any action under the Loan Documents unless it shall first receive such advice or concurrence of the Majority Lenders or all of the Lenders, as appropriate, or it shall first be indemnified to its satisfaction by the Lenders ratably in accordance with their respective Percentage Shares against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any action (except for liabilities and expenses resulting from the Agent's gross negligence or willful misconduct), and (2) the Agent shall in all cases be fully protected in acting, or in refraining from acting, under the Loan Documents in accordance with a request of the Majority Lenders or all of the Lenders, as appropriate, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders.

          9(e) NOTICE OF DEFAULT. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Potential Default or Event of Default hereunder unless the Agent has received notice from a Lender or the Borrower referring to the Loan Documents, describing such Potential Default or Event of Default and stating that such notice is a "notice of default." In the event that the Agent receives such a notice, the Agent shall give notice thereof to the Lenders. The Agent shall take such action with respect to such Potential Default or Event of Default as shall be reasonably directed by the Majority Lenders; provided that, unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Potential Default or Event of Default as it shall deem advisable in the best interest of the Lenders.

          9(f) NON-RELIANCE ON AGENT AND OTHER LENDERS. Each Lender expressly acknowledges that neither the Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates has made any representations or warranties to it and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Agent to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Borrower and made its own decision to make its Loans hereunder and enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Borrower which may come into the possession of the Agent or any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates.

          9(g) INDEMNIFICATION. The Lenders agree to indemnify the Agent in its capacity as such (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so), ratably according to the respective amounts of their Percentage Shares, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including without limitation at any time following the payment of the Obligations) be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of the Loan Documents or any documents contemplated by or referred to herein or the transactions contemplated hereby or any action taken or omitted by the Agent under or in connection with any of the foregoing; provided that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct. The agreements in this subsection shall survive the payment of the Obligations.

          9(h) AGENT IN ITS INDIVIDUAL CAPACITY. The Agent and its Affiliates may make Revolving Loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Agent were not the Agent hereunder. With respect to such Revolving Loans made or renewed by them and any
Note issued to them, the Agent shall have the same rights and powers under the Loan Documents as any Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" shall include the Agent in its individual capacity.

          9(i) SUCCESSOR AGENT. The Agent may resign as Agent under the Loan Documents upon 60 days' notice to the Lenders and the Borrower. If the Agent shall resign, then the Majority Lenders shall appoint from among the Lenders a successor agent or, if the Majority Lenders are unable to agree on the appointment of a successor agent, the Agent shall appoint a successor agent for the Lenders (which successor agent shall, in either case and assuming that there does not exist a Potential Default or Event of Default, be reasonably acceptable to the Borrower), whereupon such successor agent shall succeed to the rights, powers and duties of the Agent, and the term "Agent" shall mean such successor agent effective upon its appointment, and the former Agent's rights, powers and duties as Agent shall be terminated, without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement or any of the Loan Documents or successors thereto. After any retiring Agent's resignation hereunder as Agent, the provisions of this PARAGRAPH 9 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under the Loan Documents.

     10.     MISCELLANEOUS PROVISIONS.

          10(a) NO ASSIGNMENT. The Borrower may not assign its rights or obligations under this Agreement without the prior written consent of one hundred percent (100%) of the Agent and the Lenders. Subject to the foregoing, all provisions contained in this Agreement or any document or agreement referred to herein or relating hereto shall inure to the benefit of each Lender, its successors and assigns, and shall be binding upon the Borrower, its successors and assigns.

          10(b) AMEND; NO WAIVER. This Agreement may not be amended or terms or provisions hereof waived unless such amendment or waiver is in writing and signed by the Majority Lenders, the Agent and the Borrower; provided, however, that without the prior written consent of one hundred percent (100%) of the Agent and the Lenders and (other than with respect to CLAUSE (3) below) the Borrower, no amendment or waiver shall: (1) reduce the principal of, or rate of interest or fees on, the Loans, or change the scheduled date for payment of principal, interest or fees due on the Loans, (2) modify the Revolving Credit Limit or the Term Credit Limit, (3) except pursuant to PARAGRAPH 10(I) below, modify any Lender's Percentage Share thereof, (4) modify the definition of "Majority Lenders", (5) extend the Revolving Loan Maturity Date or the Term Loan Maturity Date, (6) release any Collateral, other than an immaterial portion thereof, (7) amend this PARAGRAPH 10(B), (8) waive any Event of Default occurring under PARAGRAPH 8(J) above or any other Event of Default occurring as a result of a breach by the Borrower of its agreements under PARAGRAPHS 4(B) and 6(E)(2) above, or (9) amend any defined terms used in PARAGRAPHS 4(B), 6(E)(2) or 8(J). It is expressly agreed and understood that the failure by the Majority Lenders to elect to accelerate amounts outstanding hereunder and/or to terminate the obligation of the Lenders to make Revolving Loans hereunder shall not constitute an amendment or waiver of any term or provision of this Agreement. No delay or failure by the Agent or any Lender to exercise any right, power or remedy shall constitute a waiver thereof by the Agent or such Lender, and no single or partial exercise by the Agent or any Lender of any right, power or remedy shall preclude other or further exercise thereof or any exercise of any other rights, powers or remedies.

          10(c) CUMULATIVE RIGHTS. The rights, powers and remedies of the Agent and the Lenders hereunder are cumulative and in addition to all rights, power and remedies provided under any and all agreements between the Borrower, the Agent and any of the Lenders relating hereto, at law, in equity or otherwise.

          10(d) ENTIRE AGREEMENT. This Agreement and the documents and agreements referred to herein embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof and thereof.

          10(e)   U.S. WITHHOLDING TAX.

               (1) If any Lender is a "foreign corporation, partnership or trust" within the meaning of the Code when used herein (as defined in Subsection 9.06(b) hereof), and the Lender claims exemption from U.S. withholding tax under
Section 1441 or 1442 of the Code, such Lender shall deliver to the Agent: (i) if such Lender claims an exemption from, or a reduction of, withholding tax under a United States tax treaty, a properly completed Internal Revenue Service ("IRS") forms 1001 and W-8 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement; (ii) if such Lender claims that interest paid under this Agreement is exempt from United States withholding tax because it is effectively connected with a United States trade or business of such Lender, two properly completed and executed copies of IRS form 4114 before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS form W-9; and (iii) such other form or forms as may be required under the Code or other laws of the United States as a condition to exemption from or reduction of, United States withholding tax. Such Lender agrees to promptly notify the Agent of any change in circumstances which would modify or render invalid claimed exemption or reduction. In addition, in the event a Lender claims exemption from, or reduction of withholding tax under a United States tax treaty by providing IRS form 1001 and such Lender sells, assigns or grants a "participation" of part or all of the obligations of the Borrower to such Lender under this Agreement, such Lender agrees to notify the Agent of the percentage amount in which it is no longer beneficial owner of obligations of the Borrower to such Lender acquired under this Agreement. To the extent of this percentage amount, the Agent will treat Lender's IRS form 1001 as no longer valid. In the event a Lender claiming exemption from United States withholding tax by filing IRS form 4224 with the Agent sells, assigns or grants a "participation" in the obligations of the Borrower, as the case may be, to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

               (2) Where any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subparagraph (1) are not delivered to the Agent, then the Agent may withhold from any interest payment to the Lender not providing such forms or other documentation, an amount equivalent to the applicable withholding tax.

               (3) If the IRS or any authority of the United States of America or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this subparagraph (3), together with all costs, expenses, and attorneys' fees (including allocated costs for in-house legal service).

          10(f) SURVIVAL. All representations, warranties, covenants and agreements herein contained on the part of the Borrower shall survive the termination of this Agreement and shall be effective until the Obligations are paid and performed in full or longer as expressly provided herein.

          10(g) NOTICES. All notices, consents, requests and demands to or upon the respective parties hereto shall be:

               (1) in writing and delivered in person or transmitted by overnight courier, telex, telecopy, facsimile, or certified or registered U.S. mail, postage prepaid, return receipt requested;

               (2) shall be deemed to have been given or made (i) if delivered in person on a Business Day during normal business hours of the recipient, then on the date of receipt and, otherwise, on the next succeeding Business Day; (ii) if delivered by overnight courier service, on the Business Day next succeeding the day of sending; (iii) if delivered by telex, telecopy, or facsimile, during normal business hours of the recipient, then on the date sent and, otherwise, on the next succeeding Business Day; and (iv) if delivered by U.S. mail, on the third business day after deposit in a regular depository of the United States mail; and

               (3) addressed as set forth on the signature pages hereof, or such other address as either party may designate by notice to the other in accordance with the terms of this PARAGRAPH 10(G).

          10(h) GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

          10(i) ASSIGNMENT AND PARTICIPATION. (1) This Agreement shall inure to the benefit of each party hereto and those persons who shall henceforth fall within the definition of the term "Lenders" or "L/C Bank." The Borrower may not assign or transfer any of its rights, benefits or obligations under this Agreement unless the prior written consent of all the L/C Bank and the Lenders is obtained thereto. With the prior written consent of the Agent and the Borrower (neither of which shall be unreasonably withheld), any other Lender may make assignments of its Percentage Share of the Revolving Credit Limit and Revolving Loans and/or Term Loans in integral multiples of $2,500,000, provided that Sanwa Bank California shall not make any assignment if the effect thereof would be to reduce to less than $5,000,000 the sum of its Percentage Share of the Revolving Credit Limit and Term Loans. In order to consummate an assignment hereunder, a Lender and each proposed assignee shall execute and deliver to the Agent an assignment agreement substantially in form of EXHIBIT F hereto.

               (2) Each Lender (the "SELLING LENDER") may sell participations (a "PARTICIPATION" or "PARTICIPATIONS") to one or more financial institutions acceptable to the Borrower or to one or more Lenders, in all or a portion of its benefits, rights and obligations under the Agreement in an aggregate amount not to exceed one-half of its Percentage Share as in effect on the date hereof; PROVIDED that (i) such Selling Lender's obligations hereunder shall remain unchanged, (ii) such Selling Lender shall remain solely responsible to the other parties to this Agreement for the performance of such obligations, (iii) such Selling Lender may disclose to the purchasing lender information supplied by the Borrowers to such Selling Lender concerning the Borrower subject to any confidentiality agreement reasonably requested by the Borrower, (iv) the Borrower, the Agent and the other Lenders shall continue to deal solely and directly with the Selling Lender in connection with such Lender's benefits, rights and obligations under this Agreement.

          10(j) COUNTERPARTS. This Agreement and the other Loan Documents may be executed in any number of counterparts, all of which together shall constitute one agreement.

          10(k) SHARING OF PAYMENTS. If any Lender shall receive and retain any payment, whether by setoff, application of deposit balance or security, or otherwise, in respect of the Obligations in excess of such Lender's Percentage Share thereof, then such Lender shall purchase from the other Lenders for cash and at face value and without recourse, such participation in the Obligations held by them as shall be necessary to cause such excess payment to be shared ratably as aforesaid with each of them; provided, that if such excess payment or part thereof is thereafter recovered from such purchasing Lender, the related purchases from the other Lenders shall be rescinded ratably and the purchase price restored as to the portion of such excess payment so recovered, but without interest. Each Lender is hereby authorized by the Borrower to exercise any and all rights of setoff, counterclaim or bankers' lien against the full amount of the Obligations, whether or not held by such Lender. Each Lender hereby agrees to exercise any such rights first against the Obligations and only then to any other Indebtedness of the Borrower to such Lender.

          10(l) ACCOUNTING TERMS. All accounting terms not otherwise defined herein are used with the meanings given such terms under GAAP.

          10(m) DISPUTED CLAIMS ARBITRATION.

               (1) This PARAGRAPH 10(M) concerns the resolution of any controversies or claims between the Borrower and the Agent and/or any Lender and/or the L/C Bank, including but not limited to those that arise from:

                      (i) This Agreement (including any renewals, extensions or modifications of this Agreement or any other Loan Document);

                     (ii) Any document, agreement or procedure related to or delivered in connection with this Agreement;

                    (iii) Any violation of this Agreement; or

                     (iv) Any claims for damages resulting from any business conducted between the Borrower, the Agent and/or any Lender and/or the L/C Bank, including claims for injury to persons, property or business interests (torts).

               (2) At the request of the Borrower or the Agent and/or any Lender and/or the L/C Bank, any such controversies or claims will be settled by arbitration in accordance with the United States Arbitration Act. The United States Arbitration Act will apply even though this Agreement provides that it is governed by California law.

               (3) Arbitration proceedings will be administered by the American Arbitration Association and will be subject to its commercial rules of arbitration.

               (4) For purposes of the application of the statute of limitations, a demand for arbitration with the offices of the American Arbitration Association in Los Angeles pursuant to this paragraph is the equivalent of the filing of a lawsuit, and any claim or controversy which may be arbitrated under this paragraph is subject to any applicable statute of limitations. The arbitrators will have the authority to decide whether any such claim or controversy is barred by the statute of limitations and, if so, to dismiss the arbitration on that basis.

               (5) If there is a dispute as to whether an issue is arbitrable, the arbitrators will have the authority to resolve any such dispute.

               (6) The decision that results from an arbitration proceeding may be submitted to any authorized court of law to be confirmed and enforced.

               (7) This provision does not limit the right of the Borrower, the Agent or any Lender or the L/C Bank to:

                       (i) exercise self-help remedies such as setoff;

                      (ii) foreclose against or sell any Collateral; or

                     (iii) act in a court of law, before, during or after the arbitration proceeding to obtain:

                           (A) an interim remedy; and/or

                           (B) additional or supplementary remedies.

               (8) The pursuit of or successful action for interim, additional or supplementary remedies, or the filing of a court action, does not constitute a waiver of the right of the Borrower, the Agent or any Lender or the L/C Bank, including the suing party, to submit the controversy or claim to arbitration if the other party contests the lawsuit.

          10(n) SET OFF. The Lenders and the L/C Bank may exercise their right of set-off against the Obligations to the same extent as if the Obligations were unsecured.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

                                    NTS TECHNICAL SYSTEMS,
                                    a California corporation,
                                    as the Borrower


                                    By:  /s/ Lloyd Blonder
                                       ------------------------------
                                    Print Name: Lloyd Blonder
                                                ---------------------
                                    Title: V.P.
                                          ---------------------------
                                    Address: NTS Technical Systems
                                    24007 Ventura Blvd.
                                    Calabasas, CA 91302
                                    Attn: Lloyd Blonder

                                    SANWA BANK CALIFORNIA, as Agent and
                                    as the L/C Bank


                                    By:  /s/ Michael Platt
                                       ------------------------------
                                    Print Name: Michael Platt
                                               ----------------------
                                    Title: Vice President
                                          ---------------------------
                                    Address: Sanwa Bank California
                                             Sherman Oaks Commercial Banking
                                             Center
                                             15165 Ventura Boulevard
                                             Sherman Oaks, CA 91403
                                             Attn:  M.W. Platt

Percentage Share:                   SANWA BANK CALIFORNIA,
60%                                 as a Lender

                                    By:  /s/ Michael Platt
                                       ------------------------------
                                    Print Name: Michael Platt
                                               ----------------------
                                    Title: Vice President
                                          ---------------------------
                                    Address: Sanwa Bank California
                                             Sherman Oaks Commercial Banking
                                             Center
                                             15165 Ventura Boulevard
                                             Sherman Oaks, CA 91403
                                             Attn:  M.W. Platt




Percentage Share:                   MELLON BANK, N.A.
40%                                 as a Lender

                                    By: /s/ Kevin D. Kelly
                                       ------------------------------
                                    Print Name: Kevin D. Kelly
                                               ----------------------
                                    Title: Vice President
                                          ---------------------------
                                    Address: Mellon Bank, N.A.
                                             400 S. Hope Street
                                             5th Floor
                                             Los Angeles, CA 90071
                                             Attn: Kevin D. Kelly

                           EXHIBITS AND SCHEDULES


EXHIBIT            DOCUMENT

   A-1             Form of Revolving Note
   A-2             Form of Term Note
   B-1             Form of Security Agreement - Borrower
   B-2             Form of Security Agreement - Guarantor
   C               Litigation Disclosure
   D               Form of Guaranty
   E               Permitted Liens
   F               Form of Assignment Agreement
   G               Form of Compliance Certificate
   H               Form of Loan Request
   I               List of Subsidiaries


SCHEDULES

     5(p)          Material Environmental Claims, if any
     5(r)          Material Intellectual Property Litigation, if any

                                                                   EXHIBIT A-1
                                                           TO CREDIT AGREEMENT

                                   FORM OF
                             REVOLVING LOAN NOTE

$_____________                                              September 8, 1997


            FOR VALUE RECEIVED, the undersigned NTS TECHNICAL SYSTEMS, a California corporation ("Borrower"), hereby unconditionally promises to pay to the order of __________________ ("Lender") the unpaid principal amount of each Revolving Loan made by Lender under the Credit Agreement referred to below in accordance with the provisions of such Credit Agreement, provided that on or before the Revolving Loan Maturity Date, Borrower shall pay in full the unpaid principal amount of all Revolving Loans made by Lender to Borrower under the Credit Agreement referred to below.

            Borrower also promises to pay interest on the unpaid principal amount hereof from the date hereof until paid at the rates and at the times which shall be determined in accordance with the provisions of that certain Credit Agreement dated as of September 8, 1997 entered into among Borrower, Sanwa Bank California, as Agent ("Agent"), Lender and the other lenders named therein (as the same may be amended from time to time, the "Credit Agreement"), and to pay all sums owed to Lender under the Credit Agreement. Any amounts not paid when due under this Revolving Loan Note shall bear interest at the rate specified in the Credit Agreement.

            All payments of principal and interest shall be made to Agent for the account of Lender in United States Dollars in immediately available funds at
________________________________.

            The type, amounts and dates of all Revolving Loans and the amounts and dates of all payments and prepayment hereon shall be endorsed by the holder hereof on a schedule to be attached hereto; provided, however, that the failure by the holder to make such endorsements shall in no way detract from Borrower's obligations hereunder.

            This Revolving Loan Note is one of the "Notes" referred to in the Credit Agreement and is subject to the terms and conditions thereof. The Credit Agreement provides, inter alia, for the prepayment in whole or in part hereof or the acceleration of the maturity hereof upon the occurrence of certain events stated therein and for the payment of attorneys' fees incurred to enforce payment hereof. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned in the Credit Agreement.

            The undersigned hereby waives notice of default, presentment, demand for performance, notice of nonpayment, protest, notice of protest and all other notices in connection with the delivery, acceptance, performance, default or enforcement of this Revolving Loan Note.

            This Revolving Loan Note shall be governed by, and construed and enforced in accordance with, the laws of the State of California.

                                  NTS TECHNICAL SYSTEMS, a California
                                  corporation


                                  By:_______________________________

                                  Print Name: ______________________

                                  Title: ___________________________

                                                                   EXHIBIT A-2
                                                          TO CREDIT AGREEMENT

                              FORM OF TERM NOTE


$______________                                              September 8, 1997


            FOR VALUE RECEIVED, the undersigned NTS TECHNICAL SYSTEMS, a California corporation ("Borrower"), hereby unconditionally promises to pay to the order of ___________________ ("Lender") the unpaid principal amount of each Term Loan made by Lender under the Credit Agreement referred to below in accordance with the provisions of such Credit Agreement, provided that on or before the Term Loan Maturity Date, Borrower shall pay in full the unpaid principal amount of all Revolving Loans made by Lender to Borrower under the Credit Agreement referred to below.

            Borrower also promises to pay interest on the unpaid principal amount hereof from the date hereof until paid at the rates and at the times which shall be determined in accordance with the provisions of that certain Credit Agreement dated as of September 8, 1997 entered into among Borrower, Sanwa Bank California, as Agent ("Agent"), Lender and the other lenders named therein (as the same may be amended from time to time, the "Credit Agreement"), and to pay all sums owed to Lender under the Credit Agreement. Any amounts not paid when due under this Term Loan Note shall bear interest at the rate specified in the Credit Agreement.

            All payments of principal and interest shall be made to Agent for the account of Lender in United States Dollars in immediately available funds at
___________________________.

            The type, amounts and dates of all Term Loans and the amounts and dates of all payments and prepayment hereon shall be endorsed by the holder hereof on a schedule to be attached hereto; provided, however, that the failure by the holder to make such endorsements shall in no way detract from Borrower's obligations hereunder.

            This Term Loan Note is one of the "Notes" referred to in the Credit Agreement and is subject to the terms and conditions thereof. The Credit Agreement provides, inter alia, for the prepayment in whole or in part hereof or the acceleration of the maturity hereof upon the occurrence of certain events stated therein and for the payment of attorneys' fees incurred to enforce payment hereof. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned in the Credit Agreement.

            The undersigned hereby waives notice of default, presentment, demand for performance, notice of nonpayment, protest, notice of protest and all other notices in connection with the delivery, acceptance, performance, default or enforcement of this Revolving Loan Note.

            This Term Loan Note shall be governed by, and construed and enforced in accordance with, the laws of the State of California.

                                    NTS TECHNICAL SYSTEMS, a California
                                    corporation


                                    By: _______________________________

                                    Print Name: _______________________

                                    Title: ____________________________

                                                                 EXHIBIT B-1
                                                         TO CREDIT AGREEMENT


                                   FORM OF
                             SECURITY AGREEMENT
                                 (Borrower)


            THIS SECURITY AGREEMENT (the "Security Agreement") is made and dated this 8th day of September 1997 by and between NTS TECHNICAL SYSTEMS, a California corporation ("Debtor"), and SANWA BANK CALIFORNIA, a California bank acting in its capacity as agent ("Agent") for the L/C Bank (as defined in the Agreement described below) and the lenders ("Lenders") from time to time party to the Agreement.

                                  RECITALS

            A. Pursuant to that certain Credit Agreement dated as of September 8, 1997 among Debtor, the L/C Bank, the Lenders and the Agent (as amended, modified or waived from time to time, the "Agreement"), the Lenders and the L/C Bank have agreed to extend credit to Debtor on the terms and subject to the conditions set forth therein. All terms not otherwise defined herein are used with the same meanings as set forth in the Agreement.

            B. To induce the Lenders to extend such credit, Debtor has agreed to pledge and to grant to the Agent for the benefit of the Agent, the L/C Bank and the Lenders a security interest in and lien upon the Collateral (as described below).

            NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Debtor hereby agrees as follows:

                                  AGREEMENT

      1. Grant of Security Interest. Debtor hereby pledges and grants to the Agent for the benefit of the Agent, the L/C Bank and the Lenders a pari passu security interest in the property described in Paragraph 2 below (collectively and severally, the "Collateral") to secure payment and performance of the obligations described in Paragraph 3 below (collectively and severally, the "Obligations").

      2. Collateral. The Collateral shall consist of the following, whether now owned or hereafter acquired:

            (a) Accounts, Etc. All present and future accounts, and other rights of Debtor to the payment of money no matter how evidenced, including, without limitation, all government contracts, all chattel paper, instruments and other writings evidencing any such right, and all goods repossessed or returned in connection therewith;

            (b) Inventory. All inventory of Debtor, now owned or hereafter acquired, and all raw materials, work in process, materials used or consumed in Debtor's business and finished goods, together with all additions and accessions thereto and replacements therefor, and products thereof;

            (c) Equipment. All equipment of Debtor, now owned or hereafter acquired, including, without limitation, all machinery, tools, dies, blueprints, catalogues, computer hardware and software, furniture, furnishings and fixtures;

            (d) Documents and Instruments. All documents and instruments of Debtor, now owned or hereafter acquired;

            (e) General Intangibles, Etc. All now existing or hereafter acquired general intangibles of every nature, all permits, regulatory approvals, copyrights, patents, trademarks, service marks, trade names, mask works, good will, licenses, and all other intellectual property owned by Debtor or used in Debtor's business;

            (f) Investment Property. All investment properties, including, without limitation, certificated and uncertificated securities and securities entitlements owned by the Debtor (except shares in Subsidiaries owned by Debtor), and all new substituted and additional documents, instruments, and general intangibles issued with respect thereto including, without limitation, all voting and rights to and interest in all cash and noncash dividends and all other property now or hereafter distributable on account of or receivable with respect to any of the foregoing;

            (g) Deposit Accounts. All deposit accounts, now existing or hereafter arising, maintained in Debtor's name with any financial institution and any and all deposits at any time held therein;

            (h) Property in any Lender's Possession. All other property of Debtor now or hereafter in the possession, custody or control of any Lender, including, without limitation, all deposit accounts of Debtor with any Lender, and all property of Debtor in which any Lender now has or hereafter acquires a security interest;

            (i) Partnership Interests. All partnership interests together with all now existing or hereafter arising rights of Debtor to receive distributions of payments from such partnership(s), whether in cash or in kind, and whether such distributions or payments are on account of Debtor's interest as a partner, creditor or otherwise;

            (j)   Other Goods.  All of Debtor's other goods;

            (k) Books and Records. All now existing and hereafter acquired books and records relating to the foregoing Collateral and all equipment containing such books and records (including, without limitation, computer data and storage media); and

            (l) Proceeds. All proceeds of the foregoing Collateral. For purposes of this Security Agreement, the term "proceeds" includes whatever is receivable or received when Collateral or proceeds is sold, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, and includes, without limitation, all rights to payment, including return premiums, with respect to any insurance relating thereto.

      3. Obligations. The Obligations secured by this Security Agreement shall consist of any and all debts, obligations and liabilities of Debtor to the Agent, the L/C Bank and the Lenders arising out of, connected with or related to the Agreement and this Security Agreement. The Obligations secured by this Security Agreement shall include, without limitation, all such debts, obligations and liabilities, whether now existing or hereafter arising, voluntary or involuntary, whether due or not due, whether or not jointly owed with others, direct or indirect, absolute or contingent, liquidated or unliquidated, or whether incurred directly or acquired by the Agent, the L/C Bank and the Lenders by assignment or otherwise and whether or not from time to time decreased or extinguished and later increased, created or incurred.

      4. Representations and Warranties. In addition to any representations and warranties of Debtor set forth in any other agreement with or for the benefit of the Agent, the L/C Bank and the Lenders, which are incorporated herein by this reference, Debtor hereby represents and warrants that:

            (a) Ownership of Collateral. Debtor is the sole owner of and has good and marketable title to the Collateral (or, in the case of after-acquired Collateral, at the time the Debtor acquires rights in the Collateral, will be the sole owner thereof);

            (b) Priority. Except for security interests in favor of the Agent for the benefit of the Agent, the L/C Bank and the Lenders and other Liens permitted under the Credit Agreement, no Person has (or, in the case of after-acquired Collateral, at the time Debtor acquires rights therein, will have) any right, title, claim or interest (by way of security interest or other Lien or charge) in, against or to the Collateral;

            (c) Accuracy of Information. All information heretofore, herein or hereafter supplied to the Agent, the L/C Bank or the Lenders by or on behalf of Debtor with respect to the Collateral is true and correct. All of the matters set forth on the Perfection Certificate attached hereto are true and correct in all material respects as of the date of this Security Agreement, and the Debtor will promptly notify the Agent of any change necessary to make such statements true and correct at all times during the term of this Security Agreement.

            (d) Delivery of Documents, Etc, Debtor has delivered to the Agent for the benefit of the Agent, the L/C Bank and the Lenders all instruments, documents, chattel paper and other items of Collateral in which a security interest is or may be perfected by possession, the certificate of title with respect to each motor vehicle, if any, included in the Collateral, together with such additional writings, including, without limitation, assignments and stock powers, with respect thereto as the Agent shall request;

            (e) Exclusion of Certain Collateral. Unless otherwise agreed by the Agent, the Collateral does not include any vehicles, Federally registered patents, copyrights, Federally registered trademarks, tradenames or mask works, aircraft, watercraft or vessels, railroad cars, railroad equipment, locomotives or other rolling stock intended for a use related to interstate commerce. A buyer of any Collateral from Debtor pursuant to a sale not prohibited by this Security Agreement or the Agreement may take such Collateral free of the security interest created by this Security Agreement without necessity of further release by the Agent;

            (f) Investment Properties. The Agent has and will at all times have control over all investment properties.

      5. Covenants and Agreements of Debtor. In addition to all covenants and agreements of Debtor set forth in any other agreement with the Agent, the L/C

Bank and the Lenders, which are incorporated herein by this reference, Debtor hereby agrees:

            (a) Preservation of Collateral. To do all acts that may be necessary to maintain, preserve and protect the Collateral;

            (b) Use of Collateral. Not to use or permit any Collateral to be used unlawfully or in violation of any provision of this Security Agreement, any other agreement with the Agent, the L/C Bank or any Lender related hereto or any applicable statute, regulation or ordinance or any policy of insurance covering the Collateral;

            (c) Defense of Litigation. To appear in and defend any action or proceeding which may affect its title to or the Agent's interest in the Collateral;

            (d) Possession of Collateral. Not to surrender or lose possession of (other than to the Agent), sell, encumber, lease, rent, or otherwise dispose of or transfer any Collateral or right or interest therein except as hereinafter provided, and to keep the Collateral free of all levies and security interests or other liens or charges except those approved in writing by the Agent; provided that, unless an Event of Default shall occur, Debtor may, in the ordinary course of business, sell or lease any Collateral consisting of inventory and license intellectual property;

            (e) Compliance With Law. To comply with all laws, regulations and ordinances relating to the possession, operation, maintenance and control of the Collateral;

            (f) Standard of Care by the Agent. That such care as the Agent gives to the safekeeping of its own property of like kind shall constitute reasonable care of the Collateral when in the Agent's possession;

            (g) Delivery of After-Acquired Collateral. To account fully for and promptly deliver to the Agent, in the form received, all documents, chattel paper, instruments and agreements constituting Collateral hereunder and all proceeds of the Collateral received, all endorsed to the Agent or in blank, as requested by the Agent, and accompanied by such stock powers as appropriate and until so delivered all such documents, instruments, agreements and proceeds shall be held by Debtor in trust for the Agent, separate from all other property of Debtor and identified as the property of the Agent;

            (h) Maintenance of Records. To keep separate, accurate and complete records of the Collateral and to provide the Agent with such records and such other reports and information relating to the Collateral as the Agent may reasonably request from time to time;

            (i) Further Assurances. To procure, execute and deliver from time to time any endorsements, notifications, registrations, assignments, financing statements, certificates of title, ship mortgages, aircraft mortgages, copyright mortgages, assignments or mortgages of patents, mortgages of mask works, mortgages for filing pursuant to the Interstate Commerce Act, agreements for control of investment properties, and other writings deemed necessary or appropriate by the Agent to perfect, maintain and protect its security interest in the Collateral hereunder and the priority thereof, and to take such other actions as the Agent may request to protect the value of the Collateral and of the Agent's security interest in the Collateral, including, without limitation, provision of assurances from third parties regarding the Agent's access to, right to foreclose on or sell, Collateral and right to realize the practical benefits of such foreclosure or sale;

            (j) Payment of the Agent's Costs and Expenses. To reimburse the Agent upon demand for any costs and expenses, including, without limitation, reasonable attorneys' fees, that the Agent may incur while exercising any right, power or remedy provided by this Security Agreement or by law, all of which costs and expenses are included in the Obligations secured hereby;

            (k) Notification Regarding Certain Types of Collateral. To promptly notify the Agent of its intent to include in the Collateral after the date hereof of any investment properties, vehicles, Federally registered patents, copyrights, Federally registered trademarks, tradenames or mask works, aircraft, watercraft or vessels, railroad cars, railroad equipment, locomotives or other rolling stock intended for a use related to interstate commerce;

            (l) Location of Records. To keep the records concerning the Collateral of the location(s) set forth in the penultimate paragraph of this Security Agreement and not to remove such records from such location(s) without the prior written consent of the Agent;

            (m) Purchase Money Agreement. If the L/C Bank or the Lenders give value to enable Debtor to acquire rights in or the use of any Collateral, to use such value for such purpose;

            (n) Care for Collateral by Debtor. To keep the Collateral in good condition and repair and not to cause or permit any waste or unusual or unreasonable depreciation of the Collateral;

            (o) Inspection by the Agent or any Lender. At any time, with reasonable advance notice, upon demand by the A6ent, the L/C Bank or any Lender, to exhibit to and allow inspection by the Agent, the L/C Bank or such Lender
(or persons designated by the Agent, the L/C Bank or such Lender) of the Collateral;

            (p) Insurance. To insure the Collateral, with the Agent for the benefit of the Lenders named as loss payee, in form and amounts, with companies, and against risks and liabilities satisfactory to the Agent, and hereby assigns the policies to the Agent, agrees to deliver them to the Agent at its request, and agrees that the Agent may make any claim thereunder, cancel the insurance on default by Debtor, collect and receive payment of and endorse any instrument in payment of loss or return premium or other refund or return, and apply such amounts received, at the Agent's election, to replacement of Collateral or to the Obligations. Notwithstanding the foregoing, so long as no Potential Default or Event of Default (as each such term is defined in the Agreement) shall have occurred and be continuing, the Agent may not make any claim under, collect or receive payment of or endorse any instrument in payment under any such insurance except that the Agent may collect or receive payment under insurance that Debtor does not reasonably expect to apply to replacement or repair of the Collateral in respect of which paid within a reasonable period after receipt; and

            (q) Amendment of Partnership Agreement. Not to amend or permit the amendment of any partnership agreement which constitutes or evidences Collateral and not to take any action, or permit any action to be taken which would dissolve or terminate any such partnership.

      6. Authorized Action by the Agent. After the occurrence of a Potential Default or Event of Default, Debtor hereby agrees that from time to time, without presentment, notice or demand, and without affecting or impairing in any way the rights of the Agent with respect to the Collateral, the obligations of the Debtor hereunder or the Obligations, the Agent may, but shall not be obligated to and shall incur no liability to Debtor or any third party for failure to take any act which Debtor is obligated by this Security Agreement to do and to exercise such rights and powers as Debtor might exercise with respect to the Collateral, and Debtor hereby irrevocably appoints the Agent as its attorney-in-fact, so long as an Event of Default has occurred and is continuing, to exercise such rights and powers, including without limitation: (i) collect by legal proceedings or otherwise and endorse, receive and receipt for all dividends, interest, payments, proceeds and other sums and property now or hereafter payable on or on account of the Collateral; (ii) enter into any extension, reorganization, deposit, merger, consolidation or other agreement pertaining to, or deposit, surrender, accept, hold or apply other property in exchange for the Collateral; (iii) insure, process and preserve the Collateral;
(iv) transfer the Collateral to its own or its nominee's name; (v) make any compromise or settlement, and take any action it deems advisable, with respect to the Collateral; and (vi) to notify any Account Debtor on any Collateral to make payment directly to the Agent.

      7. Default. A default under this Security Agreement shall be deemed to exist when any Event of Default has occurred and is continuing.

      8. Remedies. So long as any such Event of Default has occurred and is continuing, the Agent may, at its option, and without notice to or demand on Debtor and in addition to all rights and remedies available to the Agent under any other agreement do any one or more of the following:

            (a) General Enforcement. Foreclose or otherwise enforce the Agent's security interest in any manner permitted by law, or provided for in this Security Agreement;

            (b) Sale, Etc, Sell, lease or otherwise dispose of any Collateral at one or more public or private sales at the Agent's place of business or any other place or places, including, without limitation, any broker's board or securities exchange, whether or not such Collateral is present at the place of sale, for cash or credit or future delivery, on such terms and in such manner as the Agent may determine;

            (c) Costs of Remedies. Recover from Debtor all costs and expenses, including, without limitation, reasonable attorneys' fees, incurred or paid by the Agent in exercising any right, power or remedy provided by this Security Agreement or by law;

            (d) Assembly of Collateral. Require Debtor to assemble the Collateral and make it available to the Agent at a place to be designated by the Agent;

            (e) Take Possession of Collateral. Enter onto property where any Collateral is located and take possession thereof with or without judicial process;

            (f) Preparation of Collateral for Sale. Prior to the disposition of the Collateral, store, process, repair or recondition it or otherwise prepare it for disposition in any manner and to the extent the Agent deems appropriate and in connection with such preparation and disposition, without charge, use any trademark, tradename, copyright, patent or technical process used by Debtor;

            (g) Manner of Sale of Collateral. Debtor shall be given five (5) business days' prior notice of the time and place of any public sale or of the time after which any private sale or other intended disposition of Collateral is to be made, which notice Debtor hereby agrees shall be deemed reasonable notice thereof;

            (h) Delivery to and Rights of Purchaser. Upon any sale or other disposition pursuant to this Security Agreement, the Agent shall have the right to deliver, assign and transfer to the purchaser thereof the Collateral or portion thereof so sold or disposed of. Each purchaser at any such sale or other disposition (including the Agent) shall hold the Collateral free from any claim or right of whatever kind, including any equity or right of redemption of Debtor and Debtor specifically waives (to the extent permitted by law) all rights of redemption, stay or appraisal which it has or may have under any rule of law or statute now existing or hereafter adopted;

            (i) Allocation of Proceeds. The Agent on behalf of itself, the L/C Bank and the Lenders agree that all proceeds of the Collateral shall be applied as provided in Paragraph 3(h) of the Agreement.

      9. Cumulative Rights. The rights, powers and remedies of the Agent under this Security Agreement shall be in addition to all rights, powers and remedies given to the Agent by virtue of any statute or rule of law, the Agreement or any other agreement, all of which rights, powers and remedies shall be cumulative and may be exercised successively or concurrently without impairing the Agent's security interest in the Collateral.

      10. Waiver. Any waiver, forbearance or failure or delay by the Agent in exercising any right, power or remedy shall not preclude the further exercise thereof, and every right, power or remedy of the Agent shall continue in full force and effect until such right, power or remedy is specifically waived in a writing executed by the Agent. Debtor waives any right to require the Agent to proceed against any person or to exhaust any Collateral or to pursue any remedy in the Agent's power.

      11. Setoff. Debtor agrees that the Agent may exercise its rights of setoff with respect to the Obligations in the same manner as if the Obligations were unsecured.

      12. Binding Upon Successors. All rights of the Agent under this Security Agreement shall inure to the benefit of its successors and assigns, and all obligations of Debtor shall bind its heirs, executors, administrators, successors and assigns.

      13. Entire Agreement; Severability. This Security Agreement contains the entire security agreement between the Agent and Debtor. If any of the provisions of this Security Agreement shall be held invalid or unenforceable, this Security Agreement shall be construed as if not containing those provisions and the rights and obligations of the parties hereto shall be construed and enforced accordingly.

      14. References. The singular includes the plural. If more than one executes this Security Agreement, the term Debtor shall be deemed to refer to each of the undersigned Debtors as well as to all of them, and their obligations and agreements hereunder shall be joint and several. If any of the undersigned is a married person, recourse may be had against his or her separate property for the Obligations.

      15. Choice of Law. This Security Agreement shall be construed in accordance with and governed by the laws of the State of California, and, where applicable and except as otherwise defined herein, terms used herein shall have the meanings given them in the Uniform Commercial Code of such state.

      16. Amendment. This Security Agreement may not be amended or modified except by a writing signed by each of the parties hereto.

      17. Addresses for Notices. All demands, notices and other communications to Debtor or the Agent provided for hereunder shall be made or given as set forth in the Agreement.

      18.   Disputed Claims Arbitration.

            (1) This Section 18 concerns the resolution of any controversies or claims between the Debtor and the Agent and/or any Lender and/or the L/C Bank, including but not limited to those that arise from:

                  (i) This Security Agreement (including any renewals, extensions or modifications of this Security Agreement or any other Loan Document);

                  (ii) Any document, agreement or procedure related to or delivered in connection with this Security Agreement;

                  (iii) Any violation of this Security Agreement; or

                  (iv) Any claims for damages resulting from any business conducted between the Debtor, the Agent and/or any Lender and/or the L/C Bank, including claims for injury to persons, property or business interests (torts).

            (2) At the request of the Debtor or the Agent and/or any Lender and/or the L/C Bank, any such controversies or claims will be settled by arbitration in accordance with the United States Arbitration Act. The United States Arbitration Act will apply even though this Security Agreement provides that it is governed by California law.

            (3) Arbitration proceedings will be administered by the American Arbitration Association and will be subject to its commercial rules of arbitration.

            (4) For purposes of the application of the statute of limitations, a demand for arbitration with the offices of the American Arbitration Association in Los Angeles pursuant to this section is the equivalent of the filing of a lawsuit, and any claim or controversy which may be arbitrated under this paragraph is subject to any applicable statute of limitations. The arbitrators will have the authority to decide whether any such claim or controversy is barred by the statute of limitations and, if so, to dismiss the arbitration on that basis.

            (5) If there is a dispute as to whether an issue is arbitrable, the arbitrators will have the authority to resolve any such dispute.

            (6) The decision that results from an arbitration proceeding may be submitted to any authorized court of law to be confirmed and enforced.

            (7) This provision does not limit the right of the Borrower, the Agent or any Lender or the L/C Bank to:

                  (i)   exercise self-help remedies such as setoff,

                  (ii)  foreclose against or sell any Collateral; or

                  (iii) act in a court of law, before, during or after the arbitration proceeding to obtain:

                        (A) an interim remedy; and/or

                        (B) additional or supplementary remedies.

            (8) The pursuit of or successful action for interim, additional or supplementary remedies, or the filing of a court action, does not constitute a waiver of the right of the Debtor, the Agent or any Lender or the L/C Bank, including the suing party, to submit the controversy or claim to arbitration if the other party contests the lawsuit.

EXECUTED this 8th day of September 1997.

                                   DEBTOR:

                                   NTS TECHNICAL SYSTEMS, a California
                                   corporation

                                   By: _____________________________
                                   Name: ___________________________
                                   Title: __________________________

                                   Address:    NTS Technical Systems 24007
                                               Ventura Blvd.
                                               Calabasas, CA 91302
                                               Attn:  Lloyd Blonder

                                   AGENT:

                                   SANWA BANK CALIFORNIA,
                                   a California Bank

                                   By: ___________________________
                                   Name: _________________________
                                   Title: ________________________

                                   Address: Sanwa Bank California Sherman Oaks
                                            Commercial Banking Center
                                            15165 Ventura Blvd.
                                            Sherman Oaks, CA 91403
                                            Attn: M.W. Platt

                                                                    EXHIBIT A
                                                                  TO BORROWER
                                                           SECURITY AGREEMENT

                             PERFECTION CERTIFICATE


               The undersigned, a Responsible Officer of NTS TECHNICAL SYSTEMS, a California corporation (the "Borrower"), hereby certifies with reference to the Security Agreement dated as of September 8, 1997 between the Borrower and SANWA BANK CALIFORNIA, as Agent (terms defined therein being used herein as therein defined), to the Agent an each Lender as follows:

        1.   Names.  (a)   The exact corporate name of each Subsidiary as it
appears in its certificate of incorporation is as follows:




                    (b) Set forth below is each other corporate name that the Borrower and each Subsidiary has had in the past five years, together with the date of the relevant change:




                    (c) Except as set forth in Schedule 1, neither the Borrower nor any Subsidiary has changed its identity or corporate structure in any way within the past five years.

               [Changes in identity or corporate structure would include mergers, consolidations and acquisitions, as well as any change in the form, nature or jurisdiction of corporate organization. If any such change has occurred, include in Schedule I the information required by paragraphs 1, 2 and 3 of this certificate as to each acquiree or constituent party to a merger or consolidation.]

                    (d) The following is a list of all other names (including trade names or similar appellations) used by the Borrower and each Subsidiary at any time during the past five years:

        2. Current Locations. (a) The chief executive offices of the Borrower and each Subsidiary are located at the following addresses:



Name                        Mailing Address                            State
----                        ---------------                            -----



                 (b) The following are all the locations where the Borrower and each Subsidiary maintain any books or records relating to any Accounts:



Name                  Mailing Address             County                  State
----                  ---------------             ------                  -----



                 (c) The following are all the places of business of the Borrower and each Subsidiary not identified above.


Name                  Mailing Address             County                  State
----                  ---------------             ------                  -----




                 (d) The following are all the locations where the Borrower and each Subsidiary maintain any Physical Property, Equipment or Inventory not identified above (except locations of distributors, wholesalers, retailers and exhibitors having possession of the same in the ordinary course of business):


Name                  Mailing Address             County                  State
----                  ---------------             ------                  -----

                  (e) The following are the names and addresses of all Persons other than the Borrower and the Subsidiaries which have possession of any of their Physical Property, Equipment or Inventory (except locations of distributors, wholesalers, retailers and exhibitors having possession of the same in the ordinary course of business):


Name                  Mailing Address             County                  State
----                  ---------------             ------                  -----




        3. Prior Locations. (a) Set forth below is the information required by subparagraphs (a), (b) and (c) of paragraph 2 with respect to each location or place of business maintained by the Borrower or any Subsidiary at any time during the past five years.



                 (b) Set forth below is the information required by subparagraphs (d) and (e) of paragraph 2 with respect to each location or bailee where or with whom physical Property, Equipment or Inventory has been lodged at any time during the past four months:




        4. File Search Reports. Attached hereto as Schedule 4(A) is a true copy of a file search report from the Uniform Commercial Code filing officer in each jurisdiction identified in paragraph 2 or 3 above with respect to each name set forth in paragraph 1 above. Attached hereto as Schedule 4(B) is a true copy of each financing statement or other filing identified in such file search reports.

               IN WITNESS WHEREOF, we have hereunto set our hands this 8th day of September 1997.


                                     By: ____________________________
                                     Name: __________________________
                                     Title: _________________________

                                                                EXHIBIT B-2
                                                        TO CREDIT AGREEMENT

                                     FORM OF
                               SECURITY AGREEMENT
                                   (Guarantor)


            THIS SECURITY AGREEMENT (the "Security Agreement") is made and dated this 8th day of September 1997 by and among each of the undersigned Guarantors of NTS Technical Systems, (each a "Guarantor" and collectively "Guarantors"), and SANWA BANK CALIFORNIA, a California bank acting in its capacity as agent ("Agent") for the L/C Bank (as defined in the Agreement described below) and the lenders ("Lenders") from time to time party to the Agreement.

                                    RECITALS

            A. Pursuant to that certain Credit Agreement dated as of September 8, 1997 among NTS Technical Systems, a California corporation ("Debtor"), the L/C Bank, the Lenders and the Agent (as amended, modified or waived from time to time, the "Agreement"), the L/C Bank, and the Lenders have agreed to extend credit to Debtor on the terms and subject to the conditions set forth therein. All terms not otherwise defined herein are used with the same meanings as set forth in the Agreement.

            B. To induce the L/C Bank and the Lenders to extend such credit to Debtor, Guarantors have guaranteed the Obligations (as defined in the Agreement) of the Debtor to the Agent, the L/C Bank and the Lenders pursuant to a continuing Guaranty dated as of the date indicated below the Guarantors' signatures below (each such continuing Guaranty being the relevant Guarantor's "Guaranty") and agreed to pledge and to grant to the Agent for the benefit of the L/C Bank and the Lenders a security interest in and lien upon the Collateral (as described below).

            NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Guarantors hereby agree as follows:

                                    AGREEMENT

            1. Grant of Security Interest. Each Guarantor hereby pledges and grants to the Agent for the benefit of the Agent, the L/C Bank and the Lenders a pari passu security interest in the property described in Paragraph 2 below (collectively and severally, the "Collateral") to secure payment and performance of such Guarantor's obligations described in Paragraph 3 below (such Guarantor's "Obligations").

            2. Collateral. The Collateral in which each Guarantor grants a security interest shall consist of the following, whether now owned or hereafter acquired:

                  (a) Accounts, Etc. All present and future accounts, and other rights of such Guarantor to the payment of money no matter how evidenced, including, without limitation, all government contracts, all chattel paper, instruments and other writings evidencing any such right, and all goods repossessed or returned in connection therewith;


                  (b) Inventory. All inventory of such Guarantor, now owned or hereafter acquired, and all raw materials, work in process, materials used or consumed in such Guarantor's business and finished goods, together with all additions and accessions thereto and replacements therefor, and products thereof;

                  (c) Equipment. All equipment of such Guarantor, now owned or hereafter acquired, including, without limitation, all machinery, tools, dies, blueprints, catalogues, computer hardware and software, furniture, furnishings and fixtures;

                  (d) Documents and Instruments. All documents and instruments of such Guarantor, now owned or hereafter acquired;

                  (e) General Intangibles, Etc, All now existing or hereafter acquired general intangibles of every nature, all permits, regulatory approvals, copyrights, patents, trademarks, service marks, trade names, mask works, good will, licenses, and all other intellectual property owned by such Guarantor or used in such Guarantor's business;

                  (f) Investment Property. All investment properties, including, without limitation, certificated and uncertificated securities and securities entitlements owned by such Guarantor (except shares in Subsidiaries of such Guarantor), and all new substituted and additional documents, instruments, and general intangibles issued with respect thereto including, without limitation, all voting and rights to and interest in all cash and noncash dividends and all other property now or hereafter distributable on account of or receivable with respect to any of the foregoing;

                  (g) Deposit Accounts. All deposit accounts, now existing or hereafter arising, maintained in such Guarantor's name with any financial institution and any and all deposits at any time held therein;

                  (h) Property in any Lender's Possession. All other property of such Guarantor now or hereafter in the possession, custody or control of any Lender, including, without limitation, all deposit accounts of such Guarantor with any Lender, and all property of such Guarantor in which any Lender now has or hereafter acquires a security interest;

                  (i) Partnership Interests. All partnership interests together with all now existing or hereafter arising rights of such Guarantor to receive distributions of payments from such partnerships), whether in cash or in kind, and whether such distributions or payments are on account of such Guarantor's interest as a partner, creditor or otherwise;

                  (j) Other Goods.  All of such Guarantor's other goods;

                  (k) Books and Records. All now existing and hereafter acquired books and records relating to the foregoing Collateral and all equipment containing such books and records (including, without limitation, computer data and storage media); and

                  (1) Proceeds. All proceeds of the foregoing Collateral. For purposes of this Security Agreement, the term "proceeds" includes whatever is receivable or received when Collateral or proceeds is sold, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, and includes, without limitation, all rights to payment, including return premiums, with respect to any insurance relating thereto.

            3. Obligations. The Obligations of a Guarantor secured by this Security Agreement shall consist of any and all debts, obligations and liabilities of such Guarantor to the Agent, the L/C Bank and the Lenders under such Guarantor's Guaranty.

            4. Representations and Warranties. In addition to any representations and warranties of each Guarantor set forth in any other agreement with or for the benefit of the Agent, the L/C Bank and the Lenders, which are incorporated herein by this reference, each Guarantor hereby represents and warrants that:

                  (a) Ownership of Collateral. Guarantor is the sole owner of and has good and marketable title to its respective portion of the Collateral (or, in the case of after-acquired Collateral, at the time such Guarantor acquires rights in the Collateral, will be the sole owner thereof);

                  (b) Priority. Except for security interests in favor of the Agent for the benefit of the Agent, the L/C Bank and the Lenders and other Liens permitted under the Credit Agreement, no Person has (or, in the case of after-acquired Collateral, at the time Guarantor acquires rights therein, will have) any right, title, claim or interest (by way of security interest or other Lien or charge) in, against or to its Collateral;

                  (c) Accuracy of Information. All information heretofore, herein or hereafter supplied to the Agent, the L/C Bank or the Lenders by or on behalf of such Guarantor with respect to its Collateral is true and correct;

                  (d) Delivery of Documents, Etc, Such Guarantor has delivered to the Agent for the benefit of the Agent, the L/C Bank and the Lenders all instruments, documents, chattel paper and other items of its Collateral in which a security interest is or may be perfected by possession, the certificate of title with respect to each motor vehicle, if any, included in the Collateral, together with such additional writings, including, without limitation, assignments and stock powers, with respect thereto as the Agent shall request;

                  (e) Exclusion of Certain Collateral. Unless otherwise agreed by the Agent, the Collateral does not include any vehicles, Federally registered patents, copyrights, Federally registered trademarks, tradenames or mask works, aircraft, watercraft or vessels, railroad cars, railroad equipment, locomotives or other rolling stock intended for a use related to interstate commerce. A buyer of any Collateral from such Guarantor pursuant to a sale not prohibited by this Security Agreement, the Agreement or its Guaranty may take such Collateral free of the security interest created by this Security Agreement without necessity of further release by the Agent;

                  (f) Investment Properties. The Agent has and will at all times have control over the investment properties;

            5. Covenants and Agreements of Guarantor. In addition to all covenants and agreements of each Guarantor set forth in any other agreement with the Agent, the L/C Bank and the Lenders, which are incorporated herein by this reference, each Guarantor hereby agrees:

                  (a) Preservation of Collateral. To do all acts that may be necessary to maintain, preserve and protect its Collateral;

                  (b) Use of Collateral. Not to use or permit any of its Collateral to be used unlawfully or in violation of any provision of this Security Agreement, any other agreement with the Agent, the L/C Bank or any Lender related hereto or any applicable statute, regulation or ordinance or any policy of insurance covering the Collateral;

                  (c) Defense of Litigation. To appear in and defend any action or proceeding which may affect its title to or the Agent's interest in its Collateral;

                  (d) Possession of Collateral. Not to surrender or lose possession of (other than to the Agent), sell, encumber, lease, rent, or otherwise dispose of or transfer any of its Collateral or right or interest therein except as hereinafter provided, and to keep its Collateral free of all levies and security interests or other liens or charges except those approved in writing by the Agent; provided that, unless an Event of Default shall occur, such Guarantor may, in the ordinary course of business, sell or lease any of its Collateral consisting of inventory and license intellectual property;

                  (e) Compliance With Law. To comply with all laws, regulations and ordinances relating to the possession, operation, maintenance and control of its Collateral;

                  (f) Standard of Care by the Agent. That such care as the Agent gives to the safekeeping of its own property of like kind shall constitute reasonable care of its Collateral when in the Agent's possession;

                  (g) Delivery of After-Acquired Collateral To account fully for and promptly deliver to the Agent, in the form received, all documents, chattel paper, instruments and agreements constituting its Collateral hereunder and all proceeds of the Collateral received, all endorsed to the Agent or in blank, as requested by the Agent, and accompanied by such stock powers as appropriate and until so delivered all such documents, instruments, agreements and proceeds shall be held by such Guarantor in trust for the Agent, separate from all other property of such Guarantor and identified as the property of the Agent;

                  (h) Maintenance of Records. To keep separate, accurate and complete records of its Collateral and to provide the Agent with such records and such other reports and information relating to its Collateral as the Agent may reasonably request from time to time;

                  (i) Further Assurances. To procure, execute and deliver from time to time any endorsements, notifications, registrations, assignments, financing statements, certificates of title, ship mortgages, aircraft mortgages, copyright mortgages, assignments or mortgages of patents, mortgages of mask works, mortgages for filing pursuant to the Interstate Commerce Act, and other writings deemed necessary or appropriate by the Agent to perfect, maintain and protect its security interest in its Collateral hereunder and the priority thereof, and to take such other actions as the Agent may request to protect the value of its Collateral and of the Agent's security interest in its Collateral, including, without limitation, provision of assurances from third parties regarding the Agent's access to, right to foreclose on or sell, its Collateral and right to realize the practical benefits of such foreclosure or sale;

                  (j) Payment of the Agent's Costs and Expenses. To reimburse the Agent upon demand for any costs and expenses, including, without limitation, reasonable attorneys' fees, that the Agent may incur while exercising any right, power or remedy provided by this Security Agreement or by law, all of which costs and expenses are included in its Obligations secured hereby;

                  (k) Notification Regarding Certain Types of Collateral. To promptly notify the Agent of its intent to include in its Collateral after the date hereof of any investment properties, vehicles, Federally registered patents, copyrights, Federally registered trademarks, tradenames or mask works, aircraft, watercraft or vessels, railroad cars, railroad equipment, locomotives or other rolling stock intended for a use related to interstate commerce;

                  (l) Notice of Changes. To give the Agent thirty (30) days prior written notice of any change in such Guarantor's residence or chief place of business or legal name or trade name(s) or style(s) set forth in the Perfection Certificate appearing as Exhibit A to the Security Agreement dated as of September 8, 1997 from the Borrower (the "Perfection Certificate) or below its signature below;

                  (m) Location of Records. To keep the records concerning its Collateral at the locations) set forth in the penultimate paragraph of this Security Agreement and not to remove such records from such locations) without the prior written consent of the Agent;

                  (n) Purchase Money Agreement. If the Agent, the L/C Bank or the Lenders give value to enable such Guarantor to acquire rights in or the use of any of its Collateral, to use such value for such purpose;

                  (o) Care for Collateral by Guarantor. To keep its Collateral in good condition and repair and not to cause or permit any waste or unusual or unreasonable depreciation of its Collateral;

                  (p) Inspection by the Agent or any Lender. At anytime, with reasonable advance notice, upon demand by the Agent, the L/C Bank or any Lender, to exhibit to and allow inspection by the Agent, the L/C Bank or such Lender (or persons designated by the Agent, the L/C Bank or such Lender) of its Collateral;

                  (q) Location of Collateral. To keep its Collateral at the locations) described in the Perfection Certificate and, except as otherwise permitted by the Agreement, not to remove the Collateral from such locations) without the prior written consent of the Agent;

                  (r) Insurance. To insure its Collateral, with the Agent for the benefit of the Lenders named as loss payee, in form and amounts, with companies, and against risks and liabilities satisfactory to the Agent, and hereby assigns the policies to the Agent, agrees to deliver them to the Agent at its request, and agrees that the Agent may make any claim thereunder, cancel the insurance on default by such Guarantor, collect and receive payment of and endorse any instrument in payment of loss or return premium or other refund or return, and apply such amounts received, at the Agent's election, to replacement of such Collateral or to such Guarantor's Obligations. Notwithstanding the foregoing, so long as no Potential Default or Event of Default (as each such term is defined in the Agreement) shall have occurred and be continuing, the Agent may not make any claim under, collect or receive payment of or endorse any instrument in payment under any such insurance except that the Agent may collect or receive payment under insurance that such Guarantor does not reasonably expect to apply to replacement or repair of such Collateral in respect of which paid within a reasonable period after receipt; and

                  (s) Amendment of Partnership Agreement. Not to amend or permit the amendment of any partnership agreement which constitutes or evidences such Guarantor's Collateral and not to take any action, or permit any action to be taken which would dissolve or terminate any such partnership.

            6. Authorized Action by the Agent. After the occurrence of a Potential Default or Event of Default, each Guarantor hereby agrees that from time to time, without presentment, notice or demand, and without affecting or impairing in any way the rights of the Agent with respect to the Collateral, the obligations of the Guarantor hereunder or the Obligations, the Agent may, but shall not be obligated to and shall incur no liability to any Guarantor or any third party for failure to take any act which any Guarantor is obligated by this Security Agreement to do and to exercise such rights and powers as any Guarantor might exercise with respect to the Collateral, and each Guarantor hereby irrevocably appoints the Agent as its attorney-in-fact, so long as an Event of Default has occurred and is continuing, to exercise such rights and powers, including without limitation: (i) collect by legal proceedings or otherwise and endorse, receive and receipt for all dividends, interest, payments, proceeds and other sums and property now or hereafter payable on or on account of such Collateral; (ii) enter into any extension, reorganization, deposit, merger, consolidation or other agreement pertaining to, or deposit, surrender, accept, hold or apply other property in exchange for such Collateral; (iii) insure, process and preserve Guarantor's Collateral; (iv) transfer Guarantor's Collateral to its own or its nominee's name; (v) make any compromise or settlement, and take any action it deems advisable, with respect to Guarantor's Collateral; and (vi) to notify any Account Guarantor on any Guarantor's Collateral to make payment directly to the Agent.

            7. Default. A default under this Security Agreement shall be deemed to exist when any Event of Default has occurred and is continuing.

            8. Remedies. So long as any such Event of Default has occurred and is continuing, the Agent may, at its option, and without notice to or demand on any Guarantor and in addition to all rights and remedies available to the Agent under any other agreement do any one or more of the following:

                  (a) General Enforcement. Foreclose or otherwise enforce the Agent's security interest against all or any Guarantor(s) Collateral in any manner permitted by law, or provided for in this Security Agreement;

                  (b) Sale, Etc. Sell, lease or otherwise dispose of any Collateral at one or more public or private sales at the Agent's place of business or any other place or places, including, without limitation, any broker's board or securities exchange, whether or not such Collateral is present at the place of sale, for cash or credit or future delivery, on such terms and in such manner as the Agent may determine;

                  (c) Costs of Remedies. Recover from each Guarantor all costs and expenses, including, without limitation, reasonable attorneys' fees, incurred or paid by the Agent in exercising any right, power or remedy against such Guarantor provided by this Security Agreement or by law;

                  (d) Assembly of Collateral. Require each Guarantor to assemble its Collateral and make it available to the Agent at a place to be designated by the Agent;

                  (e) Take Possession of Collateral. Enter onto property where any Collateral is located and take possession thereof with or without judicial process;

                  (f) Preparation of Collateral for Sale. Prior to the disposition of the Collateral, store, process, repair or recondition it or otherwise prepare it for disposition in any manner and to the extent the Agent deems appropriate and in connection with such preparation and disposition, without charge, use any trademark, tradename, copyright, patent or technical process used by any Guarantor;

                  (g) Manner of Sale of Collateral. Each Guarantor shall be given five (5) business days' prior notice of the time and place of any public sale or of the time after which any private sale or other intended disposition of Collateral is to be made, which notice each Guarantor hereby agrees shall be deemed reasonable notice thereof.

                  (h) Delivery to and Rights of Purchaser. Upon any sale or other disposition pursuant to this Security Agreement, the Agent shall have the right to deliver, assign and transfer to the purchaser thereof the Collateral or portion thereof so sold or disposed of. Each purchaser at any such sale or other disposition (including the Agent) shall hold the Collateral free from any claim or right of whatever kind, including any equity or right of redemption of any Guarantor, and each Guarantor specifically waives (to the extent permitted by law) all rights of redemption, stay or appraisal which it has or may have under any rule of law or statute now existing or hereafter adopted.

                  (i) Allocation of Proceeds. The Agent on behalf of itself, the L/C Bank and the Lenders agrees that all proceeds of the Collateral shall be applied as provided in Paragraph 3(h) of the Agreement.

            9. Cumulative Rights. The rights, powers and remedies of the Agent under this Security Agreement shall be in addition to all rights, powers and remedies given to the Agent by virtue of any statute or rule of law, the Agreement or any other agreement, all of which rights, powers and remedies shall be cumulative and may be exercised successively or concurrently without impairing the Agent's security interest in the Collateral.

            10. Waiver. Any waiver, forbearance or failure or delay by the Agent in exercising any right, power or remedy shall not preclude the further exercise thereof, and every right, power or remedy of the Agent shall continue in full force and effect until such right, power or remedy is specifically waived in a writing executed by the Agent. Each Guarantor waives any right to require the Agent to proceed against any person or to exhaust any Collateral or to pursue any remedy in the Agent's power.

            11. Setoff. Each Guarantor agrees that the Agent may exercise its rights of setoff with respect to its Obligations in the same manner as if such Obligations were unsecured.

            12. Binding Upon Successors. All rights of the Agent under this Security Agreement shall inure to the benefit of its successors and assigns, and all obligations of each Guarantor shall bind its heirs, executors, administrators, successors and assigns.

            13. Entire Agreement; Severability. This Security Agreement contains the entire security agreement between the Agent and each Guarantor. If any of the provisions of this Security Agreement shall be held invalid or unenforceable, this Security Agreement shall be construed as if not containing those provisions and the rights and obligations of the parties hereto shall be construed and enforced accordingly.

            14. References. The singular includes the plural. If more than one executes this Security Agreement, the term Guarantor shall be deemed to refer to each of the undersigned Debtors as well as to all of them, and their obligations and agreements hereunder shall be joint and several. If any of the undersigned is a married person, recourse may be had against his or her separate property for the Obligations.

            15. Choice of Law. This Security Agreement shall be construed in accordance with and governed by the laws of the State of California, and, where applicable and except as otherwise defined herein, terms used herein shall have the meanings given them in the Uniform Commercial Code of such state.

            16. Amendment. This Security Agreement may not be amended or modified except by a writing signed by each of the parties hereto.

            17. Addresses for Notices. All demands, notices and other communications to Guarantors or the Agent provided for hereunder shall be made or given as set forth in the Agreement.

            18.   Disputed Claims Arbitration.

                  (1) This Section 18 concerns the resolution of any controversies or claims between any Guarantor and the Agent and/or any Lender and/or the L/C Bank, including but not limited to those that arise from:

                        (i) This Security Agreement (including any renewals, extensions or modifications of this Security Agreement or any other Loan Document);

                        (ii) Any document, agreement or procedure related to or delivered in connection with this Security Agreement;

                        (iii) Any violation of this Security Agreement; or

                        (iv) Any claims for damages resulting from any business conducted between any Guarantor, the Agent and/or any Lender and/or the L/C Bank, including claims for injury to persons, property or business interests (torts).

                  (2) At the request of any Guarantor or the Agent and/or any Lender and/or the L/C Bank, any such controversies or claims will be settled by arbitration in accordance with the United States Arbitration Act. The United States Arbitration Act will apply even though this Security Agreement provides that it is governed by California law.

                  (3) Arbitration proceedings will be administered by the American Arbitration Association and will be subject to its commercial rules of arbitration.

                  (4) For purposes of the application of the statute of limitations, a demand for arbitration with the offices of the American Arbitration Association in Los Angeles pursuant to this section is the equivalent of the filing of a lawsuit, and any claim or controversy which may be arbitrated under this paragraph is subject to any applicable statute of limitations. The arbitrators will have the authority to decide whether any such claim or controversy is barred by the statute of limitations and, if so, to dismiss the arbitration on that basis.

                  (5) If there is a dispute as to whether an issue is arbitrable, the arbitrators will have the authority to resolve any such dispute.

                  (6) The decision that results from an arbitration proceeding may be submitted to any, authorized court of law to be confirmed and enforced.

                  (7) This provision does not limit the right of any Guarantor, the Agent or any Lender or the L/C Bank to:

                        (i)   exercise self-help remedies such as setoff,

                        (ii)  foreclose against or sell any Collateral; or

                        (iii) act in a court of law, before, during or after the arbitration proceeding to obtain:

                              (A)  an interim remedy; and/or

                              (B) additional or supplementary remedies.

                  (8) The pursuit of or successful action for interim, additional or supplementary remedies, or the filing of a court action, does not constitute a waiver of the right of any Guarantor, the Agent or any Lender or the L/C Bank, including the suing party, to submit the controversy or claim to arbitration if the other party contests the lawsuit.

EXECUTED this 8th day of September 1997.


                                    GUARANTORS:

                                    ACTON ENVIRONMENTAL TESTING
                                    CORPORATION, a Massachusetts corporation

                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address:  533 Main Street
                                              Acton, Massachusetts 01720

                                    As Guarantor under a continuing Guaranty dated as of September 8, 1997.

                                    Tradename or style(s): d/b/a National
                                    Technical Systems

                                    APPROVED ENGINEERING TEST
                                    LABORATORIES, INC., a California corporation


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address:    Hartwood Division
                                                46 Jack Ellington Road
                                                Fredericksburg, Virginia 22406

                                    As Guarantor under a continuing Guaranty dated as of September 8, 1997.

                                    Tradename or style(s): d/b/a National
                                    Technical Systems


                                    ETCR, INC., a California corporation


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address:     24007 Ventura Boulevard, #200
                                                 Calabasas, California 91302

                                    As Guarantor under a continuing Guaranty dated as of September 8, 1997.

                                    Tradename or style(s):  None


                                    NATIONAL TECHNICAL SYSTEMS, INC., a
                                    California corporation


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address:     24007 Ventura Boulevard, #200
                                                 Calabasas, California 91302

                                    As Guarantor under a continuing Guaranty dated as of September 8, 1997.

                                    Tradename or style(s):  National Technical
                                    Systems

                                    NATIONAL TECHNICAL SYSTEMS -
                                    CERTIFICATION SERVICES, INC., a Delaware corporation)


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address:  1146 Massachusetts Avenue
                                              Boxborough, Massachusetts 01719

                                    As Guarantor under a continuing Guaranty dated as of September 8, 1997.

                                    Tradename or style(s):  National Technical
                                    Systems - Certification Services

                                    NTS PRODUCTS, a California corporation


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address:   24007 Ventura Boulevard, #200
                                               Calabasas, California 91302

                                    As Guarantor under a continuing Guaranty dated as of September 18, 1997.

                                    Tradename or style(s):  NTS Products


                                    NTS TECHNICAL SERVICES, INC., a Florida
                                    corporation


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address: 8122 Datapoint Drive, Suite 326
                                             San Antonio, Texas 78229

                                    As Guarantor under a continuing Guaranty dated as of September 8, 1997.

                                    Tradename or style(s): NTS Technical
                                    Services, Inc.

                                    WISE AND ASSOCIATES, INC., a Texas
                                    corporation


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address: 8122 Datapoint Drive, Suite 326
                                             San Antonio, Texas 78229

                                    As Guarantor under a continuing Guaranty dated as of September 8, 1997.

                                    Tradename or style(s): Wise & Associates,
                                    Inc.



                                    AGENT:

                                    SANWA BANK CALIFORNIA,
                                    a California bank


                                    By:_________________________
                                    Name:_______________________
                                    Title:_________________________
                                    Address:  Sanwa Bank California
                                              Sherman Oaks Commercial Banking
                                              Center
                                              15165 Ventura Boulevard
                                              Sherman Oaks, California 91403
                                              Attention: M.W. Platt

                                  EXHIBIT C TO
                                CREDIT AGREEMENT


                             LITIGATION DISCLOSURE







                                     None.

                                                                   Exhibit D
                                                         to Credit Agreement


                         FORM OF CONTINUING GUARANTY


            FOR VALUE RECEIVED and in consideration of the extension of credit by the Lenders (the "Lenders") and the L/C Bank party with SANWA BANK CALIFORNIA, as agent (the "Agent") to that certain Credit Agreement dated as of September 8, 1997 (as amended from time to time, the "Credit Agreement") with NTS TECHNICAL SYSTEMS, INC. (the "Debtor") and the benefits to the undersigned derived therefrom, the undersigned (each a "Guarantor") guarantees and promises to pay to the Agent, the L/C Bank and the Lenders any and all Indebtedness (as defined below) and agrees as follows:

            1. Indebtedness. The term "Indebtedness" means any and all Obligations of the Debtor heretofore, now, or hereafter made, incurred or created under the Credit Agreement, whether voluntary or involuntary and however arising, whether direct or acquired by the L/C or the Lenders by assignment or succession, whether due or not due, absolute or contingent, liquidated or unliquidated, determined or undetermined, and whether the Debtor may be liable individually or jointly with others, or whether recovery upon any Indebtedness may be or thereafter becomes barred by any statute of limitations or whether any Indebtedness may be or hereafter becomes other unenforceable.

            2. Guaranty. The Guarantor unconditionally agrees to pay to the Agent's, the an s and Lenders' order, on demand, an amount equal to the amount of the Indebtedness or otherwise perform any obligation of the Debtor undertaken pursuant to any Indebtedness. In addition to any maximum principal liability hereunder, the Guarantor agrees to (i) bear the expenses enumerated hereunder in the paragraph herein entitled "Attorneys' Fees" and (ii) pay interest on the Indebtedness at the rate(s) applicable thereto. Notwithstanding the foregoing, the L/C Bank and the Lenders may allow the Indebtedness to exceed the Guarantor's liability hereunder. Any payment by the Guarantor shall not reduce the maximum principal obligation of the Guarantor hereunder unless written notice to that effect is actually received by the L/C Bank an 1 6 the Lenders at or prior to the time of such payment. Any payment by the Debtor or any other person shall not reduce the Guarantor's maximum principal liability hereunder.

            3. Right to Amend or Modify Indebtedness. The Guarantor authorizes the it their sole discretion, with or without notice and without affecting the Guarantor's liability hereunder, from time to time to: (i) change the time or manner of payment of any Indebtedness by renewal, extension, modification, acceleration or otherwise; (ii) alter or change any provision of any Indebtedness including, but not limited to, the rate of interest thereon, and any document, instrument or agreement (other than this Guaranty) evidencing, guaranteeing, securing or related to any Indebtedness; (iii) release, discharge, exonerate, substitute or add one or more parties liable on any Indebtedness or one or more endorsers, cosigners or guarantors for any Indebtedness; (iv) obtain collateral for the payment of any Indebtedness or any guaranty thereof, (v) release existing or after-acquired collateral on such terms as the L/C Bank and the Lenders, in their sole discretion, shall determine; (vi) apply any sums received from the Debtor, any endorser, consignor, other guarantor or other person liable on any Indebtedness or from the sale or collection of collateral or its proceeds to any indebtedness whatsoever owed or to be owed to the L/C Bank and the Lenders by the Debtor in and order or amount and regardless of whether or not such indebtedness is guaranteed hereby, is secured by collateral or is due and payable; and (vii) apply to any Indebtedness, in my order or amount, regardless of whether such Indebtedness is secured by collateral or is due and payable, an, sums received from the Guarantor or from the sale of collateral in which the Guarantor has granted the L/C Bank and/or the Lenders a security interest.

            4. Waivers. The Guarantor hereby unconditionally and irrevocably acknowledges and agrees to the matters set forth below:

                  (a) Deficiency. In the event that any Indebtedness is now or hereafter secured by a deed of trust, the Guarantor waives any defense and all rights and benefits of those laws in to state that no deficiency judgment may be recovered on certain real property purchase money obligations (as presently contained in Section 580b of the California Code of Civil Procedure and as it may be amended or superseded in the future) and those laws purporting to state that no deficiency judgment may be recovered after a trustee's sale under a deed of trust Section 580d of the California Code of Civil Procedure and as it may in the future). THE GUARANTOR ACKNOWLEDGES THAT A TRUSTEE'S SALE UNDER A DEED OF TRUST MAY RESULT IN THE DESTRUCTION OF THE GUARANTOR'S SUBROGATION RIGHTS THAT MAY OTHERWISE EXIST AND THAT A DESTRUCTION OF THOSE RIGHTS MAY CREATE A DEFENSE TO A DEFICIENCY JUDGMENT. THE GUARANTOR HEREBY SPECIFICALLY WAIVES ANY SUCH DEFENSE.

                  (b) Election of Remedies. The Guarantor waives any defense based upon the Guarantor's loss of a right against the Debtor arising from the Agent's, the L/C Bank's or Lenders' election of a remedy on any Indebtedness under bankruptcy or other debtor relief laws or under any other laws, including, but not limited to, those purporting to reduce the L/C Bank's or the Lenders' right against the Guarantor in proportion to the principal obligation of an as it any Indebtedness (as presently contained in Section 2809 of the California Civil Coded may be amended or superseded in the future).

                  (c) Action Against the Debtor and Collateral (and Other Remedies). The Guarantor waives all right to require the Agent, the L/C Bank or Lenders to: (i) proceed against the Debtor, any endorser, consignor, other guarantor or other person liable on any Indebtedness; (ii) join the Debtor or any endorser, cosigner, other guarantor or other person liable on Indebtedness in any action or actions that may be brought and prosecuted by the Agent, the Bank or the Lenders solely and separately against the Guarantor on any Indebtedness; proceed against any item or items of collateral securing any Indebtedness or any guaranty thereof; or (iv) pursue or refrain from pursuing any other remedy whatsoever in the, Agent's, the L/C Bank's or the Lenders' power.

                  (d). Debtor's Defenses. The Guarantor waives any defense arising by reason of any disability or other defense of the Debtor, the Debtor's successor or any endorser, cosigner, other guarantor or other person liable on any Indebtedness. Until all Indebtedness has been paid in full, even though it may be in excess of the liability incurred hereby, the Guarantor shall not have any right of subrogation and the Guarantor waives any benefit of and right to participate in any collateral now or hereafter held by the Agent, the L/C Bank or the Lenders. The Guarantor waives all presentments, demands for performance, notices of nonperformance, protests, notices of protest, notices of dishonor, notices of sale of any collateral securing any Indebtedness or any guaranty thereof, and notice of the existence, creation or incurring of new or additional Indebtedness.

                  (e). Debtor's Financial Condition. The Guarantor hereby recognizes, acknowledges and agrees that advances may be made in the future from time to time with respect to any Indebtedness without authorization from or notice to the Guarantor even though the financial condition of the Debtor, any endorser, cosigner, other guarantor or other person liable on any Indebtedness may have deteriorated since the date of this Guaranty. The Guarantor waives all right to require the Agent, the L/C Bank or the Lenders to disclose any information with respect to: (i) any Indebtedness now existing or hereafter incurred; (ii) the present or future financial condition, credit or character of the Debtor, any endorser, cosigner, other guarantor or other person liable on any Indebtedness; (iii) any present or future collateral securing any Indebtedness or any guaranty thereof, or (iv) any present or future action or inaction on the part of the Agent, the L/C Bank or the Lenders, the Debtor or any endorser, cosigner, other guarantor or other person liable on any Indebtedness. The Guarantor hereby assumes the responsibility for being informed of the financial condition, credit and character of the Debtor and of all circumstances bearing upon the risk of non-payment of any Indebtedness which diligent inquiry would reveal.

           5. Right of Set-Off; Grant of Security Interest. In addition to all liens upon and rights of set-off against any monies, securities or other property of the Guarantor given to the Agent, the L/C Bank and the Lenders by law, the Agent, the L/C Bank and the Lenders shall have a security interest in and a right to set off against all monies, securities and other property of the Guarantor now or hereafter in the possession of or on deposit with the Agent, the L/C Bank or the Lenders, the Agent's, the L/C Bank's or the Lenders' agents or any one or more of them, whether held in general or special account or deposit or for safekeeping or otherwise, and each such security interest and right of set-off may be exercised without demand upon or notice to the Guarantor. No action or inaction by the Agent, the L/C Bank or Lenders with respect to any security interest or right of set-off shall be deemed a waiver thereof and every right of set-off and security interest shall continue in full force and effect until specifically released by the Agent, the L/C Bank and the Lenders in writing. The security interest created hereby shall secure all of the Guarantor's obligations under this Guaranty.

           6. Right of Foreclosure. The Agent, the L/C Bank and the Lenders may foreclose, either by judicial foreclosure or by exercise of power of sale, any deed of trust securing any Indebtedness even though such foreclosure may destroy or diminish the Guarantor's rights against the Debtor. The Guarantor shall be liable to the Agent, the L/C Bank and the Lenders for any part of any Indebtedness remaining unpaid after any such foreclosure whether or not such foreclosure was for fair market value.

           7. Subordination. Any Indebtedness of the Debtor or any endorser, cosigner, other guarantor or other person liable on any Indebtedness now or hereafter owed to the Guarantor is hereby subordinated to the Indebtedness. Such Indebtedness owed to the Guarantor shall, if the Agent, the L/C Bank or the Lenders so request, be collected, enforced and received or as trustee for the Agent, the L/C Bank and the Lenders and be paid over to the Agent on account of the Indebtedness, but without reducing or affecting in any manner the liability of the Guarantor set forth herein. Should the Guarantor fail to collect the proceeds of any such Indebtedness owed to it and pay the proceeds to the Agent, the Agent, as the Guarantor's attorney-in-fact, may do such acts and sign such documents in the Guarantor's name as the Lenders consider necessary to effect such collection.

           8. Invalid, Fraudulent or Preferential Payments. The Guarantor agrees that to the extent the Debtor or any endorser, cosigner, other guarantor or other person liable on any Indebtedness makes a payment or payments to, or is credited for any payment or payments made for or on behalf of the Debtor to the Agent, the L/C Bank or the Lenders, which payment or payments, or any part thereof, is subsequently invalidated, determined to be fraudulent or preferential, set aside or required to be repaid to any trustee, receiver, assignee or any other party whether under any bankruptcy, state or federal law or under any common law or equitable cause or otherwise, then, to the extent thereof, the obligation or part thereof intended to be satisfied by shall be revived, reinstated and continued in full force and effect as if such payment or payments had not originally been made or credited.

           9. Joint and Several Obligations; Independent Obligations. If more than one Guarantor signs this Guaranty, the obligations hereunder are joint and several. The Guarantor's obligations hereunder are independent of the obligations of the Debtor or any endorser, cosigner, other guarantor or other person liable on any Indebtedness and a separate action or actions may be brought and prosecuted against the Guarantor on any Indebtedness.

           10. Acknowledgment of Receipt. Receipt of a true copy of this Guaranty is hereby acknowledged by the Guarantor. The Guarantor understands and agrees that this Guaranty shall not constitute a commitment of any nature whatsoever by the Agent or the Lenders to renew or hereafter extend credit to the Debtor. The Guarantor agrees that this Guaranty shall be effective ,with or without notice from the Agent, the L/C Bank or the Lenders of the Agent's, the L/C Bank's or Lenders' acceptance hereof.

           11. Continuing Guaranty. This Guaranty is a continuing guaranty. Revocation shall be effective only upon written notice personally received by an officer of the Agent at the originating office indicated below or actually received at the originating office by United States mail postage prepaid. Notice shall be effective at any office of the Agent should the originating office no longer be in existence. Revocation shall be effective at the close of the Agent's business day when such notice is actually received. Any revocation shall be effective at the close of the Agent's business day when such notice is actually received. Any revocation shall be effective only as to the revoking party and shall not affect that party's obligation with respect to any Indebtedness existing before such revocation is effective.

           12. Non-Reliance. In executing this Guaranty, the undersigned is not relying, and has not relied, upon any, statement or representation made by the Agent or the Lenders, or any employee, agent or representative of the Lenders, with respect to the status, financial condition or other matters related to the Debtor or the relationship between the Debtor and the Lenders.

           13. Multiple Guaranties. If the Guarantor has executed or does execute more than one guaranty of any indebtedness of the Debtor to the Agent or the Lenders, the limits of liability thereunder and hereunder shall be cumulative.

           14. Severability. Should any one or more provisions of this Guaranty be determined to be illegal or unenforceable, all other provisions shall remain effective.

           15. Corporate or Partnership Authority. If the Debtor is a corporation or partnership, neither the Agent or the Lenders need inquire into the power of the Debtor or the authority of its officers, directors, partners or agents acting or purporting to act in its behalf and any credit granted in reliance upon the purported exercise of such power or authority is guarantied hereunder.

           16. Separate Property. Any married person who signs this Guaranty expressly agrees that recourse may be had against such person's separate property for all obligations hereunder.

           17. Assignment. The Agent or any Lender may, with or without notice, assign this Guaranty in whole or in part. This Guaranty shall insure to the benefit of the Agent and the Lenders, their successors and assigns, and shall bind the Guarantor and the Guarantor's heirs, executors, administrators, successors and assigns.

           18. Waiver of Jury. The Guarantor and the Lenders hereby expressly and voluntarily waive any and all rights, whether arising under the California constitution, any rules of the California Code of Civil Procedure, common law or otherwise, to demand a trial by jury in any action, matter, claim or cause of action whatsoever arising out of or in any way related to this Guaranty or any other agreement, document or transaction contemplated hereby.

           19.  Dispute Resolution.

                (1) This Section 19 concerns the resolution of any controversies or claims between any Guarantor and the Agent and/or any Lender and/or the L/C Bank, including but not limited to those that arise from:

                      (i) This Guaranty (including any renewals, extensions or modifications of this Guaranty or any other Loan Document);

                      (ii) Any document, agreement or procedure related to or delivered in connection with this Guaranty;

                      (iii) Any violation of this Guaranty; or

                      (iv) Any claims for damages resulting from any business conducted between the any Guarantor, the Agent and/or any Lender and/or the L/C Bank, including claims for injury to persons, property or business interests (torts).

                (2) At the request of any Guarantor or the Agent and/or any Lender and/or the L/C Bank, any such controversies or claims will be settled by arbitration in accordance with the United States Arbitration Act. The United States Arbitration Act will apply even though this Guaranty provides that it is governed by California law.

                (3) Arbitration proceedings will be administered by the American Arbitration Association and will be subject to its commercial rules of arbitration.

                (4) For purposes of the application of the statute of limitations, a demand for arbitration with the offices of the American Arbitration Association in Los Angeles pursuant to this section is the equivalent of the filing of a lawsuit, and any claim or controversy which may be arbitrated under this paragraph is subject to any applicable statute of limitations. The arbitrators will have the authority to decide whether any such claim or controversy is barred by the statute of limitations and, if so, to dismiss the arbitration on that basis.

                (5) If there is a dispute as to whether an issue is arbitrable, the arbitrators will have the authority to resolve any such dispute.

                (6) The decision that results from an arbitration proceeding may be submitted to any authorized court of law to be confirmed and enforced.

                (7) This provision does not limit the right of any Guarantor, the Agent or any Lender or the L/C Bank to:

                      (i)   exercise self-help remedies such as setoff,

                      (ii)  foreclose against or sell any Collateral; or

                      (iii) act in a court of law, before, during or after the arbitration proceeding to obtain:

                          (A) an interim remedy; and/or

                          (B) additional or supplementary remedies.

                (8) The pursuit of or successful action for interim, additional or supplementary remedies, or the filing of a court action, does not constitute a waiver of the right of the any Guarantor, the Agent or any Lender or the L/C Bank, including the suing party, to submit the controversy or claim to arbitration if the other party contests the lawsuit.

          20. Attorneys' Fees. Whether or not any suit, action, arbitration or other dispute resolution proceeding is instituted, the Guarantor agrees to pay reasonable attorneys' fees and all other costs and expenses which may be incurred in the collection of any Indebtedness, in the protection or preservation of, or realization on, any collateral securing any Indebtedness and in the enforcement by the Agent and the Lenders of this Guaranty.

          21. Governing Law. This Guaranty shall be governed by and construed according to the laws of the State of California and the Guarantor hereby submits to the jurisdiction of the courts of the State of California.

          22. Entire Agreement. This Guaranty and all documents, instruments and agreements mentioned herein constitute the entire and complete understanding of the parties with respect to the transactions contemplated hereunder. All previous conversations, memoranda and writings between the parties pertaining to the transactions contemplated hereunder not incorporated or referenced in this Guaranty or in such documents, instruments and agreements are superseded hereby.

          23. Headings. The headings used herein are solely for the purpose of identification and have no legal significance.

         This Guaranty is made as of the 8th day of September, 1997, which shall be the date of this Guaranty.

Executed by the undersigned Guarantors as of the date set forth above.


                            GUARANTORS

                            NATIONAL TECHNICAL SYSTEMS, INC., a
                            California corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________


                            ACTON ENVIRONMENTAL TESTING
                            CORPORATION, a Massachusetts corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________


                            APPROVED ENGINEERING TEST
                            LABORATORIES, INC., a California corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________


                            ETCR, INC., a California corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________

                            NATIONAL TECHNICAL SYSTEMS
                            CERTIFICATION SERVICES, INC., a Delaware corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________


                            NTS PRODUCTS, a California corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________


                            NTS TECHNICAL SERVICES, INC., a Florida
                            corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________


                            WISE AND ASSOCIATES, INC., a Texas
                            corporation


                            By:_____________________________
                            Its:_____________________________
                            Address:_________________________

                                  EXHIBIT E TO
                                CREDIT AGREEMENT

                                          PERMITTED LIENS*
              Date                                                                                                   Filing
File No.      Filed      Jurisdiction            Debtor                               Secured Party                   Type
-----------------------------------------------------------------------------------------------------------------------------------
745892      12/14/87     MA Secty of State       Acton Environmental Testing Corp.   Sanwa Business Credit Corp.      UCC-1
119189      10/13/92     MA Secty of State       Acton Environmental Testing Corp.   Sanwa Business Credit Corp.      UCC-3(contin.)
752745      01/13/88     MA Secty of State       Acton Environmental Testing Corp.   Springfield Inst. for Savings    UCC-1
125800      11/17/97     MA Secty of State       Acton Environmental Testing Corp.   Springfield Inst. for Savings    UCC-3(contin.)
484721      07/21/97     MA Secty of State       Acton Environmental Testing Corp.   Springfield Inst. for Savings    UCC-3(contin.)
871030      10/11/93     AR Secty of State       National Technical Systems          Highland Industrial Park         UCC-1
887483      02/15/94     AR Secty of State       National Technical Systems          Merchants and Planters Bank, NA  UCC-1
896756      04/08/91     AR Secty of State       National Technical Systems, Inc.    Clarklift of Arkansas, Inc.      UCC-1
87283941    11/20/87     CA Secty of State       National Technical Systems          Sanwa Business Credit Corp.      UCC-1
1024461-2   08/24/92     CA Secty of State       National Technical Systems          Sanwa Business Credit Corp.      UCC-2(contin.)
88193377    08/08/88     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-1
                                                                                       Leasing, Inc.
--          05/11/93     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-2(contin.)
                                                                                       Leasing, Inc.
90037525    02/08/90     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-1
                                                                                       Leasing, Inc.
94335C0630  11/08/94     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-2(contin.)
                                                                                       Leasing, Inc.
90134396    05/24/90     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-1
                                                                                       Leasing, Inc.
95062C0608  02/27/95     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-2(contin.)
                                                                                       Leasing, Inc.
90165523    06/28/90     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-1
                                                                                       Leasing, Inc.
95094C0568  03/31/95     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-2(contin.)
                                                                                       Leasing, Inc.
90177373    07/13/90     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-1
                                                                                       Leasing, Inc.
95122C0651  05/01/95     CA Secty of State       National Technical Systems          Security Pacific Equipment       UCC-2(contin.)
                                                                                       Leasing, Inc.
92222008    10/13/92     CA Secty of State       National Technical Systems          Lease American Corporation       UCC-1
93069460    04/08/93     CA Secty of State       National Technical Systems          AT&T Capital Corporation         UCC-1
93203857    10/06/93     CA Secty of State       National Technical Systems          First Concord Acceptance Corp.   UCC-1
95179C0625  06/26/95     CA Secty of State       National Technical Systems          First Concord Acceptance Corp.   UCC-3(assign.)
9436360084  12/12/94     CA Secty of State       National Technical Systems, Inc.    Apple Commercial Credit          UCC-1
9514560543  05/23/95     CA Secty of State       National Technical Systems, Inc.    Sterling Financial, Inc.         UCC-1
9613160497  05/09/96     CA Secty of State       National Technical Systems          The CIT Group/Equipment          UCC-1
                                                                                       Financing, Inc.
C697649     03/23/93     MI Secty of State       National Technical Systems, Inc.    SunTel Services, Inc.            UCC-1
47487B      10/05/94     MI Secty of State       National Technical Systems, Inc.    Telogy, Inc.                     UCC-1
52807B      02/22/95     MI Secty of State       National Technical Systems, Inc.    Telogy, Inc.                     UCC-1
53192B      03/03/95     MI Secty of State       National Technical Systems, Inc.    Telogy, Inc.                     UCC-1

                                  EXHIBIT E TO
                                CREDIT AGREEMENT
                                  (Continued)

                                          PERMITTED LIENS*
              Date                                                                                                   Filing
File No.      Filed      Jurisdiction            Debtor                               Secured Party                   Type
-----------------------------------------------------------------------------------------------------------------------------------
53664B      03/15/95     MI Secty of State       National Technical Systems, Inc.    Telogy, Inc.                     UCC-1
59196B      08/07/95     MI Secty of State       National Technical Systems, Inc.    Telogy, Inc.                     UCC-1
87112 1334  11/17/87     VA State Corp. Comm.    National Technical Systems          Sanwa Business Credit Corp.      UCC-1
920830457   08/24/92     VA State Corp. Comm.    National Technical Systems          Sanwa Business Credit Corp.      UCC-2(contin.)
900531783   05/29/90     VA State Corp. Comm.    National Technical Systems          Security Pacific Equipment       UCC-1
                                                                                       Leasing, Inc.
9502277324  02/27/95     VA State Corp. Comm.    National Technical Systems          Security Pacific Equipment       UCC-2(contin.)
                                                                                       Leasing, Inc.
900620468   06/11/90     VA State Corp. Comm.    National Technical Systems          Security Pacific Equipment       UCC-1
                                                                                       Leasing, Inc.
9504037223  04/03/95     VA State Corp. Comm.    National Technical Systems          Security Pacific Equipment       UCC-2(contin.)
                                                                                       Leasing, Inc.
9312137255  12/13/93     VA State Corp. Comm.    National Technical System           Pitney Bowes Credit Corp.        UCC-1




*Note:  Copies of entire Financing Statements included as exhibits to original

                                                                   EXHIBIT F
                                                         TO CREDIT AGREEMENT


                        FORM OF ASSIGNMENT AGREEMENT

                                                 Dated: _____________, 19___


            Reference is made to the Credit Agreement dated as of September 8, 1997 (as amended, the "Credit Agreement") among NTS Technical Systems (the "Borrower"), the Lenders (as defined in the Credit Agreement) and Sanwa Bank California, as Agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein with the same meaning.

            _______________________ (the "Assignor") and ______________ (the
"Assignee") agree as follows:

            1. The Assignor hereby sells and assigns to the Assignee, and the Assignee hereby purchases and assumes from the Assignor, that interest in and to all of the Assignor's rights and obligations under and in respect of the Credit Agreement as of the Effective Date (as defined below) hereof which represents the percentage interest specified on Schedule I hereto in and to all outstanding rights and obligations under and in respect of the Credit Agreement as of the Effective Date. After giving effect to such sale and assignment, the amount of the Assignee's commitments and the amount of the Assignee's interest in the Revolving Loans and Letters of Credit will be as set forth in Section 2 of
Schedule I hereto.

            2. The Assignor (a) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (b) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto; and (c) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under the Credit Agreement or any other instrument or document furnished pursuant thereto.

            3. The Assignee (a) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Paragraph 5(a) thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment Agreement; (b) agrees that it will, independently and without reliance upon the Agent, the Assignor or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (c) appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under the Loan Documents as are delegated to the Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (d) agrees that it will perform in accordance with their terms all of the obligations which by the terms of any Loan Document are required to be performed by it as a Lender; and (e) specifies as its lending office (and address for notices) the office set forth beneath its name on the signature pages hereof.

            4. Following the execution of this Assignment Agreement, it will be delivered to the Agent for acceptance by the Borrower and recording by the Agent. If the Borrower accepts this assignment, Borrower agrees to execute and deliver to the Agent replacement Notes (against delivery of the Notes being replaced) reflecting the assignment contemplated hereby. The effective date of this Assignment Agreement shall be the date of acceptance thereof by the Agent, unless otherwise specified on Schedule I hereto (the "Effective Date").

            5. Upon such recording by the Agent and delivery of the replacement Notes, as of the Effective Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment Agreement, have the rights and obligations of a Lender thereunder and (b) the Assignor shall, to the extent provided in this Assignment Agreement, relinquish its rights and be released from its obligations under the Credit Agreement.

            6. Upon such recording by the Agent, from and after the Effective Date, the Agent shall make all payments under the Credit Agreement in respect of the interest assigned hereby (including, without limitation, all payments of principal, interest and commitment fees with respect thereto) to the Assignee. The Assignor and Assignee shall make appropriate adjustments in payments under the Credit Agreement for periods prior to the Effective Date directly between themselves.

            7. This Assignment Agreement shall be governed by, and construed in accordance with, the laws of the State of California.

            IN WITNESS WHEREOF the parties hereto have caused this Assignment Agreement to be executed by their respective officers thereunder duly authorized, as of the date first above written.

                                   [NAME OF ASSIGNOR]


                                   By:____________________________
                                   Title:_________________________


                                   By:____________________________
                                   Title:_________________________



                                   [NAME OF ASSIGNEE]



                                   By:____________________________
                                   Title:_________________________


                                   By:____________________________
                                   Title:_________________________

                                   Lending Office (and address for notices):
                                   [Address]


Accepted:

NTS TECHNICAL SYSTEMS


By: ________________________________
    Title: _________________________
    Date: __________________________


Received this __ day of ___________, 19___

Sanwa Bank California, as Agent


By: ____________________________
    Title: _____________________

                                                                 SCHEDULE 1 TO
                                                          ASSIGNMENT AGREEMENT



            1.    Percentage Interest assigned: ______________%

            2.    Amount of Revolving Loans and Letters of Credit assigned:

                  a.    Revolving Loans:        $_____________

                  b.    Letter of Credit:       $_____________

            3.    Effective Date: ____________________, 19____

                                                                     EXHIBIT G
                                                           TO CREDIT AGREEMENT


                                    FORM OF
                           CERTIFICATE OF COMPLIANCE


I, ______________________, Chief Financial Officer of NTS Technical Systems (the "Borrower"), Inc., hereby certify that to the best of my knowledge (i) no of Event of Default or Potential Event of Default has occurred through the period ended ________________, (ii) it is in compliance with all covenants as stated in that certain Credit Agreement dated as of September 8, 1997 (as amended, the "Credit Agreement") among the Borrower, Sanwa Bank California, as Agent, and the Lenders party thereto, and (iii) attached hereto are true and correct calculations demonstrating compliance with Paragraph 7(i) of the Credit Agreement as of and for the period ending _____________, 199__.

NTS TECHNICAL SYSTEMS, INC.



By: _____________________________         _________________________
      Chief Financial Officer             Date


I, _________________, Chief Financial Officer of the Parent (as defined in the Credit Agreement), certify to the best of my knowledge that the foregoing certification is true and correct in all respects.


By: _____________________________         _________________________
      Chief Financial Officer             Date

1.    QUICK RATIO
      NOT LESS THAN.90 TO 1.00

      CASH                                            $________________

      NET ACCOUNTS RECEIVABLE                         $________________
      TOTAL                                           $________________
      CURRENT LIABILITIES                             $________________

          QUICK RATIO                                 _______ : _______

2.    TANGIBLE NET WORTH
      NOT LESS THAN $15,750,000 PLUS 60%
      OF NET INCOME AFTER TAXES AND DIVIDENDS

      CONSOLIDATED GROSS BOOK VALUE                   $________________

      LESS INTANGIBLES - PLUS LOANS TO                $________________
          STOCKHOLDERS, ETC.

      TANGIBLE NET WORTH                              $________________

3.    TOTAL LIABILITIES TO TANGIBLE
      NET WORTH
      NOT MORE THAN 1.50 TO 1.0

      TOTAL LIABILITIES                               $________________

      TANGIBLE NET WORTH                              $________________

      DEBT TO WORTH                                   $________________

4.    DEBT COVERAGE RATIO
      NOT LESS THAN 1.30 TO 1.0

      NET INCOME                                      $________________

         ADD: INTEREST EXPENSE                        $________________
              INCREASE IN DEFERRED TAXES              $________________
              DEPRECIATION & AMORTIZATION             $________________

      TOTAL                                           $________________

      CURRENT PORTION OF LONG TERM DEBT               $________________

          ADD: INTEREST EXPENSE                       $________________

              DIVIDENDS PAID                          $________________

      TOTAL FIXED CHARGES                             $________________

      DEBT COVERAGE RATIO                             _______ : _______

                                                                     EXHIBIT H
                                                           TO CREDIT AGREEMENT


                                    FORM OF
                                 LOAN REQUEST









          NTS Technical Systems ("Borrower") hereby requests a [Loan] [conversion of a Loan] under that certain Credit Agreement dated as of September 8, 1997, among Borrower, Sanwa Bank California, as Agent, and the Lenders named therein (the "Credit Agreement") as follows:

          Amount of Loan to be
              made or converted:  $________________
          Borrowing or Conversion Date:  ________________
          Type of Loans Requested,
              if a new Loan:  ________________
          Interest Period (if applicable)  ________________

              Please pay proceeds of Loans requested hereby as follows:




          Borrower hereby confirms that all of the conditions precedent required by Section 4 of the Credit Agreement have been met on and as of the borrowing date, and after giving effect to the above requested borrowing, and that no Potential Default or Event of Default will have occurred and be continuing as of the borrowing date or after giving effect to the above requested borrowing.

          All capitalized terms not defined herein are used as defined in the Credit Agreement.

                              NTS TECHNICAL SYSTEMS




                              By: _______________________
                              Title: ______________________

                                  EXHIBIT I TO
                                CREDIT AGREEMENT




                        LIST OF SUBSIDIARIES (Including
                             public company parent)



          National Technical Systems, Inc. (California)

          NTS Technical Systems (California) dba
            "National Technical Systems"

          CTCR, Inc. (California)

          Approved Engineering Test Laboratories, Inc. (California)

          Acton Environmental Testing Corp. (Massachusetts)

          National Technical Systems - Certification Services, Inc. (Delaware)

          PECS (QA) North America, Inc. (Massachusetts)

          Wise and Associates, Inc. (Texas)

          NTS Technical Services, Inc. (Florida)

          NTS Products (California)

                                SCHEDULE 5(p) TO
                                CREDIT AGREEMENT


                         MATERIAL ENVIRONMENTAL CLAIMS





                                     None.


          Borrower has advised Lenders of environmental conditions affecting Hartwood, Virginia and Fullerton, California facilities.

                                SCHEDULE 5(r) TO
                                CREDIT AGREEMENT


                              MATERIAL INTELLECTUAL
                              PROPERTY LITIGATION




                                     None.