Form 10-K405
period 1998-01-31
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1998-04-28
CIK 110536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended January 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to __________

                         Commission file number 0-16438

                        NATIONAL TECHNICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                  95-4134955
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   24007 Ventura Boulevard, Suite 200
            Calabasas, CA                                 91302
(Address of principal executive offices)               (Zip Code)

                                 (818) 591-0776
                         (Registrant's telephone number)

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
                      THE SECURITIES EXCHANGE ACT OF 1934:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                   -------------------
Common Stock - No Par Value                                 NASDAQ

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 15, 1998 was approximately $37,326,000.

The number of shares of Registrant's Common Stock outstanding on April 15, 1998 was 6,970,972.

Portions of the Proxy Statement of Registrant dated January 31, 1998 are incorporated in Part III of this report.

                            Exhibit Index on Page 44

                        NATIONAL TECHNICAL SYSTEMS, INC.
                            Annual Report (Form 10-K)
                         For Year Ended January 31, 1998

                                     PART I

ITEM 1.   BUSINESS

          A.   General

          National Technical Systems, Inc. (Registrant) is a diversified services company which operates in three segments: Technical Services, Technical Staffing and Quality Registration Services. The business of the Registrant is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Registrant's corporate headquarters maintains overall supervision, coordination and financial control.

          B.  History

          The Registrant was incorporated in Delaware in April 1987 to serve as a holding company for its subsidiaries, including National Technical Systems, a California corporation, who's name was changed on January 31, 1997 to NTS Technical Systems, a California corporation ("NTS California"), its principal operating company. NTS California, doing business as National Technical Systems ("NTS California") was incorporated in 1968. On November 16, 1987, the Registrant consummated a reorganization whereby it issued one share of common stock in National Technical Systems, Inc., a Delaware corporation ("NTS, Inc."), to the shareholders of NTS California in exchange for each share of the common stock of NTS California held by such shareholders. On January 31, 1997, NTS, Inc. was merged into a newly formed California corporation named National Technical Systems, Inc. ("NTS, Inc.-CA"). Also, in June 1996 the Registrant acquired a subsidiary of Raytheon Service Company engaged in ISO 9000 registration. The Registrant changed the name of this subsidiary to National Technical Systems Certification Services, a Delaware Corporation ("NTS-CS"). At the same time, the Registrant combined its previous PECS-QA operations with NTS-CS.

          Unless indicated otherwise, the term "Registrant" includes NTS, Inc.-CA and its wholly owned subsidiaries, NTS California, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, NTS Products, a California corporation, Wise and Associates, Inc., a Texas corporation, National Technical Services, Inc., (formerly S&W Technical Services) a Florida corporation, National Quality Assurance - USA, Inc. (NQA), a 50% owned Massachusetts corporation and NTS-CS.

          Historically, the Registrant's primary businesses have been comprised of technical services and engineering disciplines. These services were provided domestically to a wide range of industries (aerospace, defense, nuclear, automotive and computer, among others) including analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, qualification of equipment for nuclear power plants, engineering design, computer-based structural dynamics and finite element analysis. During calendar

1997, NTS employed the personnel and leased the laboratory facilities at the Pinellas Science, Technology & Research Center in Largo, Florida and the personnel and Science & Engineering Test Laboratories at McClellan Air Force Base in Sacramento, California, as well as the technical personnel and equipment of Laboratory Testing Systems, Inc. of Athol, Massachusetts.

          The Registrant, now, also performs technical staffing and consulting through Wise and Associates, Inc. and its operating subsidiary, NTS Technical Services, Inc. NTS Technical Services initially provided staff augmentation, but now also provides Information Technology/Information Systems (IT/IS) and engineering personnel on a temporary or permanent basis throughout the United States. During fiscal 1998, the Company acquired the Boulder Colorado Staffing Division of Johnson Engineering Company. This acquisition has enabled the Company to nationally expand its markets in IT/IS and telecommunications.

          In fiscal 1994, the Registrant started its quality registration company, NQA-USA, as a 100% owned subsidiary with an agreement with NQA-UK that for the first two years of operation, NQA-USA would be responsible for 100% of the profits and losses of the company. In December 1994, 50% of the stock of NQA-USA was issued to NQA-UK. The distribution of profits and losses is 64% to the Registrant and 36% to NQA-UK. NQA-USA is a third party registrar for ISO 9000 certification. Its primary offices are in Boxborough, Massachusetts. Another separate quality registration service that the company now operates and owns, is National Technical Systems Certification Services (NTS-CS). This Company is certified by the Netherlands and is located in Boxborough, Massachusetts.

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


          C.   Financial Information About Industry Segments

          See Note 10 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii).

          D.   Description of Business

          (i) Technical Services. The Technical Services segment provides highly trained technical personnel for the analysis, engineering, mechanical and electronic testing to ascertain performance and reliability under induced environmental stress conditions. These conditions include vibration, extremes of temperature, acceleration, altitude, shock, acoustic noise and flight dynamics and provides other related engineering services, including accelerated aging analysis, and equipment qualification for the energy market. Components tested include items used in motor vehicles, missile programs, communications products, satellites, medical equipment, the space program, aircraft and commercial electronic equipment for electro-magnetic interference (EMI) safety and conformance. The Technical Services segment provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The Technical Services segment markets these services through a sales force located throughout the United States and performs these services at its thirteen facilities or at the clients' facility.

          The Registrant is engaged in supplying services to U.S. government defense programs in its Technical Services segment. These contracts are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiations, and intense competition for the available defense business.

          (ii) Technical Staffing. The Technical Staffing segment locates, recruits, and hires a wide variety of upper level technical, professional, IT/IS and telecommunications personnel, such as engineers, drafters, designers, programmers and project managers and assigns them temporarily to clients, either individually for staff augmentation or as members of a project team. This segment also performs specialized services for industry such as safety training programs and drafting projects, internet development services, payroll administration for small temporary agencies and permanent placement on a fee basis. The Technical Staffing segment offers a variety of pricing options, including time and material, fixed price, contingency and retained search. This segment currently provides personnel and services to Fortune 500 companies and other regional entities from a network of regional offices. Personnel are currently located in over 12 states. NTS Technical Services, Inc. is also a Lotus business partner and authorized Lotus Notes provider.

          (iii) Registration Services. The NTS Registration Services group is composed of two companies that provide third party registration and whose business is to evaluate a supplier's quality systems for conformity to ISO 9000 international quality standards. The evaluations include an examination of a company's quality policy, quality system documentation and quality records. Part of the evaluation is a thorough on-site assessment to determine whether each required quality system element is defined, documented, deployed and consistently implemented, and the required documentation and records are current and available. If the customer's quality system is verified to conform to the requirements of the applicable standard, the Company then issues a certificate to the customer describing the scope of the suppliers quality systems which have been certified. The customer is then allowed to display the registrar's mark on advertising, stationery, etc., as evidence that they have achieved ISO 9000 registration.

          (iv) Competition. Potential customers for services offered by the Registrant's Technical Services segment represent a variety of divergent industries with the majority of business concentrated in the aerospace/defense, automotive, commercial electronics, and nuclear industries. Competition in this segment comes from many different areas including government and non-profit testing facilities, major government contractor testing facilities (e.g., Boeing, Lockheed Martin and Northrop-Grumman), customer in-house testing facilities, and other independent commercial testing companies. As the competition in this segment is fragmented and there is a lack of available data on testing performed by government facilities, contractors and in-house testing facilities, the Registrant is unable to determine its competitive position in this market. The Registrant competes in this segment primarily on the basis of its high quality support personnel, high technology testing capabilities and price. In the area of commercial electronic equipment, the Registrant competes with a host of companies such as Underwriters Laboratories and Southwest Research.

          Potential customers for services offered by the Registrant's Technical Staffing segment are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. The estimated aggregate annual revenues of the four largest publicly held competitors in this segment (Manpower, Inc., Adecco, S.A., Inc., Olsten Corporation, and Kelly Services, Inc.) is approximately $27 billion while the Registrant estimates the total market to be in excess of $200 billion. The Registrant competes in this segment primarily on the basis of its niche position and of price and high quality service. In addition, the Registrant has established a strategic alliance with another Technical Staffing company in order to more effectively compete in the marketplace. The Registrant's Technical Staffing segment is dependent upon two customers for a material portion of its segment revenue. None of the Registrant's other business segments are dependent upon a single customer or a few customers, the loss of which would have a materially adverse effect on the segment.

          At this time, the Registrant believes the competitive conditions surrounding the Registration Services segment are immaterial to the overall operations of the Company.

          (v) Backlog. The Registrant's backlog at January 31, 1998 and 1997 is as follows:

                                               1998               1997
                                               ----               ----
     Technical Services                     $17,191,000        $19,195,000
     Technical Staffing                       4,628,000          4,003,000
     Registration Services                    3,168,000          1,840,000
                                            -----------        -----------
     Total Backlog                          $24,987,000        $25,038,000
                                            ===========        ===========

Registrant estimates that approximately 85% of the backlog at January 31, 1998 will be completed by January 31, 1999.

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

          (c) Seasonal Effect. Registrant's business does not have material seasonal characteristics.

          (d) Employees. The Registrant employed 539 individuals at January 31, 1998 and 449 in 1997 as follows:

                                                At January 31,
                                               1998       1997
                                               ----       ----
     Technical Services                         295        281
     Technical Staffing (permanent employees)    31         15
     Registration Services                       25         23
     Corporate Administration                    13         11
                                                ---        ---
          Sub-total                             364        330
     Technical Staffing (temporary employees)   175        119
                                                ---        ---
          Total                                 539        449
                                                ===        ===

Approximately 120 of the Registrant's Technical Services employees occupy management and professional positions, and approximately 90 of the Technical Staffing employees have degrees in engineering and other fields. None of the employees of the Registrant is represented by a union. The Registrant considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES.

          A. Operations. The Registrant owns/leases and operates the following properties:

                                Owned Properties       Buildings        Land
       STATE                         CITY               (SQ.FT.)       (ACRES)
--------------------------------------------------------------------------------
California                         Fullerton             36,000             3
                                   Saugus                60,000           160
Massachusetts                      Acton                 30,000             5
                                   Boxborough            25,000             4
Virginia                           Hartwood              66,000            87
                                                        -------           ---
Total owned properties                                  217,000           259
                                                        =======           ===

                               Leased Properties       Buildings        Land
       STATE                         CITY               (SQ.FT.)       (ACRES)
--------------------------------------------------------------------------------
Arkansas                           Camden                22,400           216
California                         Calabasas              4,500           n/a
                                   Fullerton             20,200           n/a
                                   Los Angeles           16,000             2
                                   Valencia             142,000            50
Colorado                           Longmont               2,000           n/a
Florida                            Largo                 16,000           n/a
Louisiana                          Zachary                1,500           n/a
Michigan                           Detroit               45,400           n/a
North Carolina                     Raleigh                1,800           n/a
Texas                              San Antonio            4,000           n/a
Arizona                            Tempe                 17,100           n/a
                                                        -------         -----
Total leased properties                                 292,900           268
                                                        =======           ===

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          A.  Principal Market

          The Registrant's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "NTSC". The range of high and low quotations as reported by the NASDAQ Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 1998 and 1997 is presented below:

                                         1998                      1997
                                         ----                      ----
                                   High         Low          High          Low
                                   ----         ---          ----          ---
First Quarter                     3-1/16       2-7/16       3-1/4         1-5/8
Second Quarter                    7-3/8        2-3/4        4             2-3/8
Third Quarter                     11           4-3/4        3-9/16        2-7/16
Fourth Quarter                    9-1/8        6            2-15/16       2-1/16


          B.  Holders of Common Stock.

          As of the close of business on April 15, 1998, there were 708 holders of record of Registrant's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Registrant's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

          C.  Dividends.

          On June 27, 1997, the Registrant declared a six cents per share special dividend payable on August 5, 1997 to shareholders of record on July 22, 1997.

          The Registrant is permitted to pay cash dividends under the terms of its loan agreements up to 40% of the net income without the prior written consent of its banks.

ITEM 6.  Selected Financial Data.  (in thousands except per share amounts)

Year Ended January 31,                                  1998        1997        1996         1995        1994
                                                        ----        ----        ----         ----        ----
INCOME STATEMENT DATA:
Net revenues                                         $ 56,114    $ 47,069    $ 41,457     $ 37,380    $ 43,020
Gross profit                                           15,251      12,144       9,650        9,019       8,995
Interest expense                                        1,135       1,021       1,157        1,032         956
Income from continuing operations before income
 taxes and minority interest                            4,941       3,590       2,192        1,276       1,159
Income taxes                                            1,968       1,561         972          574         523
                                                     --------    --------    --------     --------    --------
Income from continuing operations before minority
 interest                                               2,973       2,029       1,220          702         636
Minority interest                                         (26)         10         (55)        --          --
Income (loss) from discontinued operations, net of
 income taxes                                               0        (684)       (246)        (137)         98
                                                     --------    --------    --------     --------    --------
Net income                                           $  2,947    $  1,355    $    919     $    565    $    734
                                                     ========    ========    ========     ========    ========
Basic earnings (loss) per common share:
   Continuing operations                             $   0.43    $   0.30    $   0.17     $   0.11    $   0.10
   Discontinued operations                               0.00       (0.10)      (0.04)       (0.02)       0.02
                                                     --------    --------    --------     --------    --------
Total *                                              $   0.43    $   0.20    $   0.14*    $   0.09    $   0.12
                                                     ========    ========    ========     ========    ========
Diluted earnings (loss) per common share:
   Continuing operations                             $   0.42    $   0.30    $   0.17     $   0.10    $   0.10
   Discontinued operations                               0.00       (0.10)      (0.04)       (0.02)       0.02
                                                     --------    --------    --------     --------    --------
Total *                                              $   0.42    $   0.20    $   0.14*    $   0.08    $   0.11*
                                                     ========    ========    ========     ========    ========
Weighted average common shares outstanding              6,863       6,702       6,660        6,622       6,295
Dilutive effect of stock options                          131          39        --            136         175
                                                     --------    --------    --------     --------    --------
Weighted average common shares outstanding,
 assuming dilution                                      6,994       6,741       6,660        6,758       6,470
                                                     ========    ========    ========     ========    ========
Cash dividends paid per common share                 $   0.06    $   0.05    $   0.02     $   0.02    $   0.03
                                                     ========    ========    ========     ========    ========
BALANCE SHEET DATA:
Working capital(1)                                   $ 13,676    $  9,700    $  8,752     $  7,932    $  5,346
Total assets                                           40,719      35,296      33,503       33,088      31,573
Long-term debt, excluding current installments         12,144       9,183       9,090       10,045       7,616
Stockholders' equity                                   19,691      16,735      15,651       14,831      14,353

The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial
Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings and the impact of Statement
No. 128, see the notes to the consolidated financial statements.

(1)   Working capital for the year ended January 31, 1995 increased from January 31, 1994 due to the reclassification of the line of credit from short term to long term borrowings.

 *    Per share data may not always add up to total for the year because each figure is independently calculated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based upon National Technical System, Inc.'s (NTS or the Company) fiscal year ending January 31.

                              RESULTS OF OPERATIONS

Net Revenues
------------
(Dollars in thousands)
                                   1998     % chg      1997     % chg      1996
                                   ----     -----      ----     -----      ----
Technical Services               $42,401    12.8%    $37,597    10.5%    $34,029
Technical Staffing                10,430    46.2%      7,135    34.4%      5,310
Registration Services              3,283    40.5%      2,337    10.3%      2,118
                                 -------             -------             -------
    Total                        $56,114    19.2%    $47,069    13.5%    $41,457

          For the year ended January 31, 1998, consolidated net revenues increased $9,045,000 or 19.2% when compared with fiscal 1997. Revenues in the Technical Services segment increased $4,804,000 due to increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors, the addition of two new testing facilities in 1998 as well as an increase in outsourcing of engineering and evaluation services by commercial customers.

          Revenues in the Technical Staffing segment increased $3,295,000 due to increases in the expanding information technology portion of its business, the continuing success of its strategic alliances with major technical staffing companies, the opening of three new staffing offices during the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997. The Company considers this to be a continuing growth industry.

          Revenues in the Company's Registration Services segment increased $946,000 as a result of continuing marketing efforts in this segment and an increase in demand by U.S. companies for ISO 9000 certification.

          It is anticipated by the Company that revenues in the Technical Services and Technical Staffing segments will continue to increase through fiscal 1999. The Company also anticipates that revenues in the Registration Services segment will continue to grow moderately through 1999.

          For the year ended January 31, 1997, consolidated net revenues increased $5,612,000 or 13.5% when compared with fiscal 1996. Revenues in the Technical Services segment increased $3,568,000 due to increases in its traditional aerospace and defense testing business. Revenues in the Technical Staffing segment increased $1,825,000 due to increases in its expanding staff augmentation business and the success of its strategic alliances with a major technical staffing company. Revenues in the Company's Registration Services segment increased $219,000 as a result of continuing marketing efforts in this segment, and an increase in demand by U.S. companies for ISO 9000 certification.

Gross Profit
------------
(Dollars in thousands)
                                   1998     % chg      1997     % chg      1996
                                   ----     -----      ----     -----      ----
Technical Services               $11,853    24.7%    $ 9,502    21.2%    $ 7,840
  % to segment revenue             28.0%               25.3%               23.0%
Technical Staffing               $ 2,334    29.8%    $ 1,798    67.6%    $ 1,073
  % to segment revenue             22.4%               25.2%               20.2%
Registration Services            $ 1,064    26.1%    $   844    14.5%    $  737
  % to segment revenue             32.4%               36.1%               34.8%
                                 -------             -------             -------
Total                            $15,251    25.6%    $12,144    25.8%    $ 9,650
  % to net revenue                 27.2%               25.8%               23.3%

          Total gross profits increased by $3,107,000 as a result of increased revenues in 1998 compared to 1997. Gross profit as a percentage of net revenues in fiscal 1998 also increased when compared to fiscal 1997. This increase was due primarily to the success of the Company in obtaining more profitable fixed price contracts in its Technical Services segment and the success of its continued cost containment programs. In the Technical Staffing segment, gross profit as a percentage of net revenues in fiscal 1998 decreased when compared to fiscal 1997 due primarily to the opening of three new staffing offices in the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997.

          Total gross profits increased by $2,494,000 as a result of increased revenues in 1997 compared to 1996. Gross profit as a percentage of net revenues in fiscal 1997 also increased when compared to fiscal 1996.This increase was due primarily to the success of the Company in obtaining more profitable fixed price contracts in its Technical Services segment and Technical Staffing segment and the success of its continued cost containment programs in these segments.


Selling, General and Administrative
-----------------------------------
(Dollars in thousands)
                                   1998     % chg      1997     % chg      1996
                                   ----     -----      ----     -----      ----

Technical Services               $ 6,047    10.6%    $ 5,468    21.1%    $ 4,516
  % to segment revenue             14.3%               14.5%               13.3%
Technical Staffing               $ 1,954    55.1%    $ 1,260    12.3%    $ 1,122
  % to segment revenue             18.7%               17.7%               21.1%
Registration Services            $ 1,036    44.5%    $   717    23.6%    $   580
  % to segment revenues            31.6%               30.7%               27.4%
Corporate                        $   136     3.8%    $   131    15.9%    $   113
                                 -------             -------             -------
Total                            $ 9,173    21.1%    $ 7,576    19.7%    $ 6,331
  % to net revenue                 16.3%               16.1%               15.3%

          Total selling, general and administrative expenses increased $1,597,000 for the year ended January 31, 1998, compared with fiscal 1997. This increase was due primarily to the increase in revenues in addition to expenses related to the acquisition of the staffing division of Texas-based Johnson Engineering Corporation located in Boulder, Colorado, along with expenses related to opening three new staffing offices, one new testing facility in Largo, Florida and the taking over of the test laboratory facilities at McClellan Air Force Base in Sacramento, California in November of 1997. Selling, general and administrative expenses increased slightly as a percentage of net revenues in 1998 when compared to 1997 primarily due to increased incentive compensation to the Company's sales representatives and managers as well as increased marketing and advertising costs. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

          Total selling, general and administrative expenses increased $1,245,000 for the year ended January 31, 1997 compared with fiscal 1996. Selling, general and administrative expenses increased as a percentage of net revenues in 1997 when compared to 1996 due primarily to the Registrant's increased incentive compensation to its sales representatives and managers as well as increased marketing costs in its Technical Services segment and increased costs of administering the on-going activities in the Registration Services segment.

          Year 2000

          The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and will develop an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations. Maintenance or modification costs are expensed as incurred, while the costs of new information technology systems will be capitalized and amortized in accordance with Company policy. Although management does not expect the associated incremental costs to have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations, the related potential effect on the Company's earnings has not yet been assessed.

          Interest Expense

          Interest expense increased $114,000 in fiscal 1998 when compared to 1997. This increase was principally due to higher weighted average debt balances along with comparable interest rates.

          Interest expense decreased $136,000 in fiscal 1997 when compared to 1996. This decrease was principally due to lower weighted average debt balances along with slightly lower interest rates.

          Income Taxes

          The income tax rate for 1998, 1997 and 1996 reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's fiscal 1998 income tax provision was $407,000 more than fiscal 1997 because of an increase in income from continuing operations before income taxes.

          The fiscal 1997 income tax provision was $589,000 more than fiscal 1996 because of the increase in income from continuing operations before income taxes. See Note 4 to the Consolidated Financial Statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

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

          Discontinued Operations

          The loss from discontinued operations represents the operating results of the Registrant's Environmental Services segment prior to its discontinuance in fiscal 1997.

          Net Income

          The increase in net income for the year ended January 31, 1998 compared to fiscal 1997 was due primarily to increased revenues in all segments of the Registrant's business and higher gross profit margins in the Technical Services segment partially offset by higher selling, general and administrative expenses and income taxes, in addition to the discontinuance of the Environmental Services segment in fiscal 1997.

          The increase in net income for the year ended January 31, 1997 compared to fiscal 1996 was due primarily to increased revenues and higher gross profit margins partially offset by slightly higher selling, general and administrative expenses.

          Business Environment

          During the course of fiscal 1998, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, seems to have stabilized and, in several areas, shows signs of strengthening. Various major prime government contractors have won significant development contracts, which increases the market for the Registrant's Technical Services segment. During the period of uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry's merger activities and ultimate downsizing. In addition, increased activity in commercial satellite and launch vehicles has increased demand for component and systems testing. As the demand for nuclear staff augmentation has decreased, the Registrant has aggressively pursued additional business in the growing IT/IS portion of its Technical Staffing segment's business. The Registrant supplies IT professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. Also, the Registrant continues to pursue ISO registration business through its Registration Services segment as demand for these services continues to increase as more companies must compete for business in the global market place. Notwithstanding the foregoing, and because of factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

          Liquidity and Capital Resources

          In the year ended January 31, 1998, cash provided by operations increased by $581,000 when compared to 1997. A primary factor contributing to this was an increase in net income, as well as a decrease in inventories partially offset by an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable was due primarily to increases in the Technical Services segment accounts receivable as a result of the increase in net revenues. In fiscal 1997, cash provided by operations decreased by $1,190,000 over 1996, reflecting an increase in accounts receivable as well as increases in prepaid expenses and decreases in accrued expenses. This decrease was partially offset by an increase in net income.

          Net cash used in investing activities in the year ended January 31, 1998 increased $1,522,000 as compared to 1997 due to increased capital requirements to continue the Company's business expansion and the acquisition of a new division in the Registrant's Technical Staffing segment. Net cash used in investing activities in the year ended January 31, 1997 increased $1,147,000 as compared to 1996 due to increased capital requirements to continue the Company's business expansion and the acquisition of a new subsidiary in the Registrant's Registration Services segment.

          Net cash provided by financing activities in the year ended January 31, 1998 consisted principally of proceeds from bank loans and stock options exercised, partially offset by cash dividends paid and repayments of current and long-term debt. Long-term debt increased $2,618,000 in fiscal 1998 from 1997. This increase was principally due to new borrowings in excess of regularly scheduled payments on long-term debt.

          In May 1997, the Registrant paid off its revolving lines of credit and term loans with Bank of America NT & SA and replaced them with a new $6,000,000 revolving line of credit with Sanwa Bank California at an interest rate of prime plus 0.5% and a $3,250,000 term loan with Sanwa Bank California at an interest rate of prime plus 0.75% which matures on May 1, 2002. In addition, the Registrant entered into an agreement with Sanwa Bank California for a $2,000,000 equipment line of credit which matures on February 1, 2003 with interest only payments through January 31, 1998. This line was used to retire the leases outstanding with Bank of America NT & SA which were approximately $1,170,000 at May 31, 1997, and to finance a portion of future requirements. In September 1997, the Registrant negotiated with Sanwa Bank California as agent and Mellon Bank for a new credit agreement which replaces all of the above agreements. The new agreements include a new $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25% which expires in September 1999. Also included in the new agreements is a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003. In addition, the Registrant entered into an agreement with Mellon US Leasing for a $1,500,000 equipment line of credit. The outstanding balance on the equipment line of credit at January 31, 1998 was $906,000.

          Maturities of long-term debt consist of regularly scheduled payments on the Registrant's term loans to its banks and notes payable. Of the $5,889,000 shown in the maturities of long term debt (see footnote 3(c) of the Consolidated Financial Statements) due in fiscal 2000, $4,330,000 is the outstanding balance of the Registrant's revolving line of credit. All other maturities of long-term debt will be paid with cash generated from operations.

          In 1997, long-term debt increased $224,000 from 1996. This increase was principally due to new borrowings in excess of regularly scheduled payments on long-term debt. Net cash provided by financing activities consisted of proceeds from bank loans and stock options exercised, partially reduced by cash dividends and repayments of current and long-term debt.

          Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations and the current bank revolving line of credit, which had $1,670,000 available at January 31, 1998.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

          None.

                                    Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 26, 1998 are incorporated herein by reference.

          Executive Officers of the Registrant

  Name              Age                 Position
  ----              ---                 --------
Jack Lin             65            President and Chief Executive Officer of the
                                   Company. Has been associated with the Company continuously since 1961.

Aaron Cohen          61            Senior Executive Vice President. One of the
                                   founders of the Company. Has been associated with the Company since 1961.

Arthur Edelstein     60            Executive Vice President of the Company. Has
                                   been associated with the Company since 1961.

Lloyd Blonder        58            Senior Vice President and Chief Financial
                                   Officer, Treasurer and Assistant Secretary.
                                   Has been associated with the Company since
                                   1983.

Richard Short        55            Group Vice President of the Company. Has been
                                   associated with the Company since 1961.

William Traw         60            Group Vice President of the Company. Has been
                                   associated with the Company since 1963.

William McGinnis     39            Group Vice President of the Company. Has been
                                   associated with the Company since 1980.

Harold Lipchik       70            Vice President Administration and Corporate
                                   Secretary of the Company. Has been associated with the Company since 1984.

ITEM 11.  EXECUTIVE COMPENSATION.

          The section entitled "Remuneration of Directors and Officers" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 26, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in Registrant's definitive

Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 26, 1998 are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The section entitled "Transaction with Management and Other" in Registrant's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 26, 1998 are incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          A.  Consolidated Financial Statements and Schedules.

              (i) Consolidated Financial Statements and notes thereto as of
                  January 31, 1998 and 1997 and for each of the years in the three year period ended January 31, 1998.

             (ii) Consolidated Financial Statement Schedule.

                  II  Valuation and Qualifying Accounts and Reserves

          B.  Reports on Form 8-K.

              There were no reports on Form 8-K filed for the fourth quarter ended January 31, 1998.

          C.  Exhibits.

       2 Agreement and plan of merger of National Technical Systems, Inc., a Delaware corporation into National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

       3(i) Articles of incorporation of National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

       3(ii) Bylaws of National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as
                    Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

       10(a)1 Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).

       10(b)1 Form of the Company's 1988 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of June 18, 1988, and is incorporated herein by reference thereto).

       10(c)1 National Technical Systems Credit Agreement between Sanwa Bank California and Mellon Bank dated September 8, 1997 (filed as exhibit 10.7 to the Company's form 10-Q for the fiscal quarter ended October 31, 1997, and is incorporated herein by reference thereto).

       21           Subsidiaries of the Registrant.

       23.1         Consent of Ernst & Young LLP, Independent Auditors.

       27           Financial Data Schedule

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

April 28, 1998                           NATIONAL TECHNICAL SYSTEMS, INC.


                                         By    /s/ Jack Lin
                                            -------------------------------
                                                  Jack Lin, President
                                             (Principal Executive Officer)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 1998.


/s/ Jack Lin                                      /s/ Aloysius Casey
------------------------------                    ------------------------------
Jack Lin, President                               Aloysius Casey, Chairman
 (Principal Executive                              of the Board
 Officer & Director)

/s/ Arthur Edelstein                              /s/ Aaron Cohen
------------------------------                    ------------------------------
Arthur Edelstein, Director                        Aaron Cohen, Vice Chairman of
 and Executive Vice President                      the Board and Senior
                                                   Executive Vice President

/s/ Lloyd Blonder                                 /s/ Harry Derbyshire
------------------------------                    ------------------------------
Lloyd Blonder, Senior Vice President              Harry Derbyshire, Director
 and Treasurer
 (Principal Financial and Accounting
 Officer)

/s/ William L. Traw                               /s/ Robert I. Lin
------------------------------                    ------------------------------
William L. Traw, Group Vice President             Robert I. Lin, Director
 and Director

/s/ Richard D. Short                              /s/ Ralph F. Clements
------------------------------                    ------------------------------
Richard D. Short, Group Vice President            Ralph F. Clements, Director
 and Director

/s/ William McGinnis                              /s/ Stanley Schoen
------------------------------                    ------------------------------
William McGinnis, Group Vice President            Stanley Schoen, Director
 and Director

                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules




Report of Independent Auditors

Financial Statements:

      Consolidated Balance Sheets - January 31, 1998 and 1997

      Consolidated Statements of Income - Years ended January 31, 1998, 1997 and 1996

      Consolidated Statements of Stockholders' Equity - Years ended January 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows - Years ended January 31, 1998, 1997 and 1996

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
National Technical Systems, Inc.

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 1998 and 1997 and the consolidated results of its operation and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ Ernst & Young LLP


Woodland Hills, California
April 10, 1998

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 1998 and 1997

                                     ASSETS
                                                            1998          1997
CURRENT ASSETS:                                             ----          ----
  Cash                                                 $ 2,101,000   $ 1,204,000
  Accounts receivable, less allowance for
    doubtful accounts of $666,000 in 1998 and
    $703,000 in 1997                                    14,880,000    12,292,000
  Income taxes receivable                                  104,000          --
  Inventories                                            1,860,000     2,271,000
  Deferred tax assets                                      523,000       440,000
  Prepaid expenses                                         762,000       813,000
                                                       -----------   -----------
         Total current assets                           20,230,000    17,020,000
Property, plant and equipment
   Land                                                  1,306,000     1,306,000
   Buildings                                             7,976,000     7,780,000
   Machinery and equipment                              35,334,000    31,722,000
   Leasehold improvements                                3,893,000     3,601,000
                                                       -----------   -----------
                                                        48,509,000    44,409,000
   Less: accumulated depreciation                       29,527,000    27,309,000
                                                       -----------   -----------
     Net property, plant and equipment                  18,982,000    17,100,000
Property held for sale                                     544,000       544,000
Intangible assets, net                                     637,000       438,000
Other assets                                               326,000       194,000
                                                       -----------   -----------
         TOTAL ASSETS                                  $40,719,000   $35,296,000
                                                       ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $ 2,974,000   $ 3,395,000
  Accrued expenses                                       1,976,000     2,007,000
  Income taxes payable                                      69,000        40,000
  Current installments of long-term debt                 1,535,000     1,878,000
                                                       -----------   -----------
         Total current liabilities                       6,554,000     7,320,000

Long-term debt, excluding current installments          12,144,000     9,183,000
Deferred tax liabilities, net                            2,303,000     2,057,000
Minority interest                                           27,000         1,000
Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized,
   20,000,000 shares; issued and outstanding
   6,971,000 in 1998 and 6,736,000 in 1997              11,069,000    10,644,000
  Retained earnings                                      8,622,000     6,091,000
                                                       -----------   -----------
         Total stockholders' equity                     19,691,000    16,735,000
                                                       -----------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $40,719,000   $35,296,000
                                                       ===========   ===========
See accompanying notes

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                   Years Ended January 31, 1998, 1997 and 1996

                                                       1998            1997            1996
                                                       ----            ----            ----
Net revenues                                       $ 56,114,000    $ 47,069,000    $ 41,457,000
Cost of sales                                        40,863,000      34,925,000      31,807,000
                                                   ------------    ------------    ------------
Gross profit                                         15,251,000      12,144,000       9,650,000
Selling, general and administrative
  expense                                             9,173,000       7,576,000       6,331,000
                                                   ------------    ------------    ------------
Operating income                                      6,078,000       4,568,000       3,319,000
Other income (expense):
  Interest expense                                   (1,135,000)     (1,021,000)     (1,157,000)
  Other                                                  (2,000)         43,000          30,000
                                                   ------------    ------------    ------------
                                                     (1,137,000)       (978,000)     (1,127,000)
Income from continuing operations
  before income taxes and minority interest           4,941,000       3,590,000       2,192,000
Income taxes                                          1,968,000       1,561,000         972,000
                                                   ------------    ------------    ------------
Income from continuing operations before
  minority interest                                   2,973,000       2,029,000       1,220,000
Minority interest                                       (26,000)         10,000         (55,000)
                                                   ------------    ------------    ------------
Income from continuing operations                     2,947,000       2,039,000       1,165,000
Loss from discontinued operations,
  net of income tax                                           0        (684,000)       (246,000)
                                                   ------------    ------------    ------------
  Net income                                       $  2,947,000    $  1,355,000    $    919,000
                                                   ============    ============    ============
 Basic earnings (loss) per common share:
   Continuing operations                           $       0.43    $       0.30    $       0.17
   Discontinued operations                                 0.00           (0.10)          (0.04)
                                                   ------------    ------------    ------------
Total *                                            $       0.43    $       0.20    $       0.14
                                                   ============    ============    ============
 Diluted earnings (loss) per common share:
   Continuing operations                           $       0.42    $       0.30    $       0.17
   Discontinued operations                                 0.00           (0.10)          (0.04)
                                                   ------------    ------------    ------------
Total *                                            $       0.42    $       0.20    $       0.14
                                                   ============    ============    ============
Weighted average common shares outstanding            6,863,000       6,702,000       6,660,000
Dilutive effect of stock options                        131,000          39,000               0
                                                   ------------    ------------    ------------
Weighted average common shares outstanding,
  assuming dilution                                   6,994,000       6,741,000       6,660,000
                                                   ============    ============    ============

 *    Per share data may not always add up to total for the year because each figure is independently calculated.

   See accompanying notes.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                   Years ended January 31, 1998, 1997 and 1996

                                                   COMMON STOCK
                                            --------------------------
                                                NUMBER                     ADDITIONAL                         TOTAL
                                                  OF                         PAID-IN         RETAINED      STOCKHOLDERS'
                                                SHARES        AMOUNT         CAPITAL         EARNINGS         EQUITY
                                            -------------- ------------  ---------------  --------------  --------------
Balance at January 31, 1995                   6,649,000    $     66,000   $ 10,480,000    $  4,285,000    $ 14,831,000
Net income                                         --              --             --           919,000         919,000
Stock issued in lieu of wages                    12,000           1,000         18,000            --            19,000
Stock options exercised                          13,000            --           15,000            --            15,000
Cash dividends                                     --              --             --          (133,000)       (133,000)
                                           ------------    ------------   ------------    ------------    ------------
Balance at January 31, 1996                   6,674,000          67,000     10,513,000       5,071,000      15,651,000
Net income                                         --              --             --         1,355,000       1,355,000
Stock options exercised                          62,000            --           64,000            --            64,000
Cash dividends                                     --              --             --          (335,000)       (335,000)
                                           ------------    ------------   ------------    ------------    ------------
Balance at January 31, 1997                   6,736,000          67,000     10,577,000       6,091,000      16,735,000

Net income                                         --              --             --         2,947,000       2,947,000
Stock issued in lieu of wages                    40,000          91,000           --              --            91,000
Stock options exercised                         105,000         175,000           --              --           175,000
Stock exchanged for option exercise             115,000         253,000           --              --           253,000
Stock retired for option exercise               (25,000)       (253,000)          --              --          (253,000)
Tax benefit from stock options exercised           --           159,000           --              --           159,000
Common stock change to no par                      --        10,577,000    (10,577,000)           --              --
Cash dividends                                     --              --             --          (416,000)       (416,000)
                                           ------------    ------------   ------------    ------------    ------------
Balance at January 31, 1998                   6,971,000    $ 11,069,000   $       --      $  8,622,000    $ 19,691,000
                                           ============    ============   ============    ============    ============

See accompanying notes.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years Ended January 31, 1998, 1997 and 1996

                                                        1998            1997            1996
                                                        ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from continuing operations             $  2,947,000    $  2,039,000    $  1,165,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:                   --              --         2,328,000
   Depreciation and amortization                      2,297,000       2,204,000
   Stock issued in lieu of compensation                  91,000            --            19,000
   Provisions for losses on receivables                 (37,000)        108,000          18,000
   (Gain) loss on disposal of fixed assets                 --             2,000         (20,000)
   Deferred income taxes                                163,000         390,000         206,000
   Changes in assets and liabilities:
    Accounts receivable                              (2,551,000)     (1,947,000)       (771,000)
    Inventories                                         411,000         (51,000)       (138,000)
    Prepaid expenses                                     51,000        (126,000)         70,000
    Other assets                                       (132,000)        145,000          94,000
    Deferred revenues                                      --           (45,000)           --
    Accounts payable                                   (421,000)        198,000         331,000
    Income taxes                                        (75,000)         73,000        (217,000)
    Distributed earnings of affiliate                      --           (51,000)           --
    Undistributed earnings of affiliate                  26,000         (23,000)         55,000
    Accrued expenses                                    (31,000)        (74,000)        454,000
                                                   ------------    ------------    ------------
 Net cash provided by continuing operations           2,739,000       2,842,000       3,594,000
  Loss from discontinued operations                        --          (684,000)       (246,000)
                                                   ------------    ------------    ------------
 Net cash provided by operating activities            2,739,000       2,158,000       3,348,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment           (4,103,000)     (2,650,000)     (1,735,000)
 Investment in new business                            (275,000)       (208,000)           --
 Proceeds from sales of fixed assets                       --             2,000          26,000
                                                   ------------    ------------    ------------
 Net cash used for investing activities              (4,378,000)     (2,856,000)     (1,709,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from current and long-term debt            17,527,000       2,673,000       1,235,000
 Proceeds from stock options exercised                  175,000          64,000          15,000
 Tax benefit from stock options exercised               159,000            --              --
 Cash dividends paid                                   (416,000)       (335,000)       (133,000)
 Repayments of current and long-term debt           (14,909,000)     (2,449,000)     (2,503,000)
                                                   ------------    ------------    ------------
 Net cash provided by (used for) financing
  activities                                          2,536,000         (47,000)     (1,386,000)
                                                   ------------    ------------    ------------
Net increase (decrease) in cash                         897,000        (745,000)        253,000
BEGINNING CASH BALANCE                                1,204,000       1,949,000       1,696,000
                                                   ------------    ------------    ------------
ENDING CASH BALANCE                                $  2,101,000    $  1,204,000    $  1,949,000
                                                   ============    ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
 Interest                                          $  1,238,000    $  1,053,000    $  1,196,000
 Income taxes                                         1,711,000         646,000         605,000
Cash received during the year for:
 Income taxes                                             4,000          43,000            --
Non-cash items:
 Deferred revenue in connection with acquisition
  of business                                      $       --      $     45,000    $       --



                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         January 31, 1998, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of National Technical Systems, Inc. (the "Company") and its subsidiaries. In addition, the Company has consolidated NQA-USA, a 50% owned subsidiary for which the distribution of profits and losses is 64% to the Company, and 36% to the other shareholder. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1996 and 1995 amounts have been reclassified to conform with 1997 presentation.

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

     Revenue Recognition
     -------------------
     Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides technical staffing, qualification of safety related systems and components, and ISO 9000 certification services.

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

     Intangible Assets
     -----------------
     Intangible assets consist primarily of the excess of cost over net assets acquired and are amortized over 5 to 20 years using the straight-line method. Accumulated amortization was $519,000 as of January 31, 1998 and $443,000 as of January 31, 1997. In accordance with Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), long-lived and certain identifiable intangible assets held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed on undiscounted net cash flows of the entities acquired over the remaining amortization period. Based on the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at January 31, 1998.

     New pronouncements
     ------------------
     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The statement establishes components in a full set of general purpose financial statements. The statement is effective for the Company in fiscal 1999. The Company does not anticipate that adoption of this statement will have a material impact on the current presentation of its financial statements.

     In June 1997, the Financial Accounting Standards Board Issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements in fiscal 1999. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

     Earnings Per Share
     ------------------
     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". The statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the statement's requirements.


(2)  Business Disposition

     In January 1997, the Company, after considering the highly competitive and unreliable nature of the business and the inability to operate at profitable levels, elected to discontinue and abandon its Environmental Services segment. As of January 31, 1998 the Environmental Services segment had contract claims totaling $245,000 and net accounts receivable of $684,000 relative to completed contracts. As of January 31, 1997 the contract claims were $449,000, of which the Company had recorded $200,000 in inventory and the net accounts receivable were $1,124,000. Management of the Company, on the advice of legal counsel, believes the amounts recorded will be fully realized.

     Results of operations related to the discontinued operations are as follows:

                                         1998           1997           1996
                                         ----           ----           ----
Net Revenues                         $      --      $ 1,683,000    $ 2,981,000

Loss from discontinued operations:
  Environmental Services operating
   losses and other expenses                --       (1,093,000)      (448,000)

  Estimated future shutdown
  expenses                                  --         (116,000)          --
  Tax benefit from discontinued
  operations                                --          525,000        202,000
                                     -----------    -----------    -----------
                                     $      --      $  (684,000)   $  (246,000)
                                     ===========    ===========    ===========

(3)  Debt

     Long-term debt consists of the following:

                                                       1998          1997
                                                       ----          ----
Term loans payable to banks (b)                    $ 6,500,000   $ 2,183,000
Notes payable (interest rates of 8.5% to 11.0%),
  collateralized by land and buildings, with a
  net book value of $2,197,000                       1,934,000     2,006,000
Secured notes payable (c)                              915,000     1,472,000
Revolving lines of credit (a)                        4,330,000     5,400,000
                                                   -----------   -----------
Subtotal                                            13,679,000    11,061,000
Less current installments                            1,535,000     1,878,000
                                                   -----------   -----------
Total                                              $12,144,000   $ 9,183,000
                                                   ===========   ===========


     In May 1997, the Company paid off its revolving lines of credit and term loans with Bank of America NT & SA and replaced them with a new $6,000,000 revolving line of credit with Sanwa Bank California at an interest rate of prime plus 0.5% and a $3,250,000 term loan with Sanwa Bank California at an interest rate of prime plus 0.75% which matures on May 1, 2002. In addition, the Company entered into an agreement with Sanwa Bank California for a $2,000,000 equipment line of credit which matures on February 1, 2003 with interest only payments through January 31, 1998. This line was used to retire the equipment financing leases outstanding with Bank of America NT & SA which were approximately $1,170,000 at May 31, 1997, and to finance a portion of future requirements. Also included in the new agreements is a $6,500,000 term loan at an interest rate of the Bank's reference rate plus 0.50% which expires in January 2003. The Company entered into an agreement with Mellon US Leasing for a $1,500,000 equipment line of credit. In September 1997, the Company negotiated with Sanwa Bank California as agent and Mellon Bank a new agreement which replaces all of the above agreements.

(a) The new agreement includes a $6,000,000 revolving line of credit at an interest rate of the bank's reference rate plus 0.25% which expires in September 1999. The outstanding balance at January 31, 1998 is $4,330,000 compared with an outstanding balance of $5,400,000 at January 31, 1997 on the old revolving line of credit agreement. This balance is reflected in the accompanying consolidated balance sheets as long-term. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis.

(b) The agreement also calls for a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003. The term loan and line of credit noted above require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. Under these agreements, the Company may declare and pay cash dividends up to 40% of net income. The Company may not make any distribution other than dividends to its stockholders or repurchase any of the Company's stock without the banks' prior approval. Sanwa Bank California and Mellon Bank share 60% and 40% respectively in these loan agreements. These loan agreements are collateralized by substantially all of the Company's accounts receivable and machinery and equipment other than those which serve as collateral for the notes in (c) below.

(c) In November 1997, the Company entered into a $1,500,000 equipment line of credit agreement with Mellon US Leasing (interest rates of 9.95% to 10.25%) which expires in December 2002. The outstanding balance at January 31, 1998 is $906,000. In addition, there is an outstanding balance of $9,000 on the note payable to Bank of America NT & SA which expires in February 2003. The note payable to Mellon Bank is collateralized by equipment with a net book value of $901,000 at January 31, 1998, payable in monthly and quarterly installments which vary through 2003.

     The weighted average interest rate on the Company's long-term debt is approximately 8.85%.

     Maturities of long-term debt for five years subsequent to January 31, 1998 are as follows:

                       1999               $ 1,535,000
                       2000                 5,889,000
                       2001                 1,582,000
                       2002                 3,071,000
                       2003                 1,486,000
                       Thereafter             116,000
                                          -----------
                                          $13,679,000
                                          ===========

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

     The carrying amounts and estimated fair values of the Company's financial instruments are:


                                 1998        1998          1997        1997
                               Carrying    Estimated     Carrying    Estimated
                                amount     fair value     amount     fair value
                              --------------------------------------------------
Term loans payable to banks   $6,500,000   $6,471,000   $2,183,000   $2,370,000
Notes payable                  1,934,000    2,013,000    2,006,000    1,722,000
Secured notes payable            915,000      942,000    1,472,000    1,207,000
Revolving lines of credit      4,330,000    4,330,000    5,400,000    5,400,000

(4)  Income Taxes

     The provision for income tax expense from continuing operations consists of:
                                          1998           1997           1996
                                       -----------------------------------------
     Current:
          Federal                      $1,425,000     $  625,000     $  388,000
          State                           380,000        282,000        323,000
                                       ----------     ----------     ----------
                                        1,805,000        907,000        711,000
     Deferred:
          Federal                         137,000        638,000        341,000
          State                            26,000         16,000        (80,000)
                                       ----------     ----------     ----------
                                          163,000        654,000        261,000
                                       ----------     ----------     ----------
     Income tax expense                $1,968,000     $1,561,000     $  972,000
                                       ==========     ==========     ==========


     The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

                                          1998           1997           1996
                                       -----------------------------------------
     Income from continuing operations
       before income taxes             $4,941,000     $3,590,000     $2,192,000
                                       ==========     ==========     ==========
     Federal income tax computed at
       statutory rate                  $1,680,000     $1,221,000     $  746,000
     Amortization of goodwill              17,000         15,000         15,000
     State income taxes, net of federal
       benefits                           268,000        197,000        152,000
     Other                                  3,000        128,000         59,000
                                       ----------     ----------     ----------
     Income tax expense                $1,968,000     $1,561,000     $  972,000
                                       ==========     ==========     ==========


     Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

                                                     1998                        1997
                                             Current     Non-current     Current     Non-current
                                             -------     -----------     -------     -----------
     Deferred tax asset:
     Bad debt reserve                     $   203,000   $      --      $   190,000   $      --
     Vacation accrual                         185,000          --          138,000          --
     AMT credit                                  --            --             --         120,000
     State taxes                              135,000        37,000         60,000        33,000
     Other                                       --            --           52,000          --
                                          -----------   -----------    -----------   -----------
     Total deferred tax asset                 523,000        37,000        440,000       153,000
     Valuation allowance                         --            --             --            --
     Deferred tax liability:
     Tax over book depreciation                  --      (2,340,000)          --      (2,210,000)
                                          -----------   -----------    -----------   -----------
     Net Deferred tax asset (liability)   $   523,000   $(2,303,000)   $   440,000   $(2,057,000)
                                          ===========   ===========    ===========   ===========

(5)  Stock Options and Pension Plans

     The Company has two employee incentive stock option plans: the 1988 and 1994 stock option plans. The 1988 plan has expired and no new options may be granted thereunder. Under the 1994 plan, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock.

     Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the stock option committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock and capital in excess of par value. Additional information with respect to the option plans as of January 31, are as follows:

                                           1998                    1997
                                   ---------------------    --------------------
                                               Weighted                Weighted
                                               Average                 Average
                                               Exercise                Exercise
                                     Shares     Price        Shares     Price
                                     ------     -----        ------     -----
   Beginning Balance                643,545     $2.38       490,838     $1.95
   Grants                            98,469      5.38       239,000      2.91
   Exercises                       (219,486)     1.94       (61,511)     1.22
   Canceled or expired              (31,562)     2.24       (24,782)     1.83
                                   --------     -----      --------     -----
   Ending balance                   490,966     $3.19       643,545     $2.38
                                   ========     =====      ========     =====
   Reserve for future
     grants at year end             121,198                 195,777
   Exercisable                      145,168     $2.43       307,762     $2.09
                                   ========     =====      ========     =====

     The range of exercise prices for options outstanding at January 31, 1998 was $1.19 to $7.00. The range of exercise prices for options is wide due primarily to the increasing price of the Company's stock over the period of the grants.

     The following tables summarize information about options outstanding at January 31, 1998:

                                      Weighted Avg.    Weighted                 Weighted
                      Outstanding at   Remaining         Avg.                     Avg.
Range of               January 31,     contract        Exercise    Number       Exercise
exercise prices          1998         life in yrs.      Price    Exercisable     Price
---------------          ----         ------------      -----    -----------     -----
$1.00 to $2.00           38,176           3.4           $1.74       25,426       $1.61

$2.01 to $3.00          336,351           8.9           $2.72      119,737       $2.60

$3.01 to $4.00           23,720           3.6           $3.16            5       $3.16

$5.01 to $6.00           75,719           9.4           $5.19         --          --

$6.01 to $7.00           17,000           9.7           $7.00         --          --


     These options will expire if not exercised at specific dates ranging from June 1998 to October 2007. Prices for options exercised during the two-year period ended January 1998 ranged from $1.00 to $3.16. The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 1998 and 1997 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        1998         1997          1996
                                        ----         ----          ----
     Expected life (in years)             5            5             5
     Risk-free interest rate           6.01%        6.14%         5.23%
     Expected volatility                 62%          78%           78%
     Expected dividend yield             72%          86%           64%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1998 and 1997 was $2.98 and $2.07 per share, respectively. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per share would not have been material.

     The Company has an employee stock ownership plan covering all employees. Contributions by the Company are at the discretion of the Board of Directors. The Company did not make contributions in 1998, 1997 or 1996.

     The Company offers a 401(k) profit sharing plan. The purpose of the plan is to provide retirement benefits to all employees of the Company. The Company's employees can contribute up to 10% of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. All employer contributions are allocated in the ratio that a participant's 401(k) contribution bears to total 401(k) contributions for all participants during a plan year. In 1998, the Board of Directors of the Company approved a contribution to the 401(k) profit sharing plan of $200,000 as compared to $100,000 in 1997 and $50,000 in 1996.

(6)  Capital Stock

     As of January 31, 1998 and 1997, the Company had 20,000,000 authorized common shares with no par value at January 31, 1998 (par value of $0.01 at January 31, 1997); 6,971,000 shares and 6,736,000 shares were issued and outstanding at January 31, 1998 and January 31, 1997, respectively.

     Holders of common stock generally vote together on matters submitted to shareholders, including the election of directors. Except as required by law, the powers, preferences and rights of all common stock and the qualifications, limitations or restrictions thereof, shall in all respects be identical. The common stock shareholders will be entitled to receive, to the extent permitted by law, and to share equally and ratably, share for share, any such dividends as may be declared from time to time by the board of directors.

(7)  Commitments

     The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates to fiscal year 2003. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $996,000 in 1998, $786,000 in 1997, and $602,000 in 1996. There was rental income of
     $41,000 in 1996 and there was no rental income in 1997 and 1998.

     At January 31, 1998, minimum rental payment obligations under operating leases were as follows:

                        1999               $  776,000
                        2000                  553,000
                        2001                  434,000
                        2002                  288,000
                        2003                  205,000
                        Thereafter             66,000
                                           ----------
                                           $2,322,000
                                           ==========

     In June 1997, the Company renewed its lease agreement for operating the facilities located in Valencia, California for another five years. The lease payments are based upon an escalating percentage of revenue at that facility for the five-year period. The future lease payments are dependent upon sales volume during the lease and as such are contingent rentals. Thus, these future payments are excluded from the minimum rental payment obligations disclosed above.


(8)  Accrued Expenses

     A summary of accrued expenses at January 31 is as follows:

                                                     1998           1997
                                                  ----------     ----------
     Compensation and employee benefits           $1,430,000     $1,177,000
     Other                                           546,000        830,000
                                                  ----------     ----------
                                                  $1,976,000     $2,007,000
                                                  ==========     ==========

(9)  Contingencies

     The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(10) Segment of Business Information

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

     Direct and indirect revenues of Technical Services from federal agencies of approximately $25,290,000 in 1998, $23,024,000 in 1997 and $17,883,000 in
     1996, consist principally of sales under subcontracts to customers with government contracts. Three major customers represented $2,763,000, $1,639,000 and $1,517,000 of the 1998 Technical staffing net revenues. Two major customers represented $1,758,000 and $1,060,000 of the 1997 Technical Staffing net revenues and one major customer represented $2,021,000 of the 1996 Technical Staffing net revenues.

     NTS performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         JANUARY 31, 1998
                                        TECHNICAL       TECHNICAL     REGISTRATION    DISCONTINUED
                                        SERVICES        STAFFING        SERVICES       OPERATIONS      CORPORATE         TOTAL
                                      -------------------------------------------------------------------------------------------
Net revenues                          $ 42,401,000    $ 10,430,000    $  3,283,000    $       --     $       --      $ 56,114,000
                                      ============    ============    ============    ============   ============    ============
Gross profit                            11,853,000       2,334,000       1,064,000            --             --        15,251,000
Selling, general and
  administrative expense                 6,047,000       1,954,000       1,036,000            --          136,000       9,173,000
                                      ------------    ------------    ------------    ------------   ------------    ------------
Operating income (loss)                  5,806,000         380,000          28,000            --         (136,000)      6,078,000
Other income (expense):
  Interest expense, net                   (924,000)       (155,000)         43,000            --          (99,000)     (1,135,000)
  Other                                     (1,000)           --              --              --           (1,000)         (2,000)
                                      ------------    ------------    ------------    ------------   ------------    ------------
                                          (925,000)       (155,000)         43,000            --         (100,000)     (1,137,000)
                                      ------------    ------------    ------------    ------------   ------------    ------------
Income (loss) from continuing
  operations before income taxes      $  4,881,000    $    225,000    $     71,000    $       --     $   (236,000)   $  4,941,000
                                      ============    ============    ============    ============   ============    ============
Identifiable assets                   $ 29,577,000    $  3,804,000    $    997,000    $    929,000   $  5,412,000    $ 40,719,000
                                      ============    ============    ============    ============   ============    ============
Capital expenditures                  $  3,938,000    $    104,000    $     27,000    $       --     $     34,000    $  4,103,000
                                      ============    ============    ============    ============   ============    ============
Depreciation and amortization         $  2,094,000    $     85,000    $     28,000    $       --     $     90,000    $  2,297,000
                                      ============    ============    ============    ============   ============    ============

         JANUARY 31, 1997
                                        TECHNICAL       TECHNICAL     REGISTRATION    DISCONTINUED
                                        SERVICES        STAFFING        SERVICES       OPERATIONS      CORPORATE         TOTAL
                                      -------------------------------------------------------------------------------------------
Net revenues                          $ 37,597,000    $  7,135,000    $  2,337,000    $       --     $       --      $ 47,069,000
                                      ============    ============    ============    ============   ============    ============
Gross profit                             9,502,000       1,798,000         844,000            --             --        12,144,000
Selling, general and administrative
  expense                                5,468,000       1,260,000         717,000            --          131,000       7,576,000
                                      ------------    ------------    ------------    ------------   ------------    ------------
Operating income (loss)                  4,034,000         538,000         127,000            --         (131,000)      4,568,000
Other income (expense):
  Interest expense, net                   (804,000)       (151,000)         28,000            --          (94,000)     (1,021,000)
  Other                                     41,000           1,000            --              --            1,000          43,000
                                      ------------    ------------    ------------    ------------   ------------    ------------
                                          (763,000)       (150,000)         28,000            --          (93,000)       (978,000)
                                      ------------    ------------    ------------    ------------   ------------    ------------
Income (loss) from continuing
  operations before income taxes      $  3,271,000    $    388,000    $    155,000    $       --     $   (224,000)   $  3,590,000
                                      ============    ============    ============    ============   ============    ============
Identifiable assets                   $ 25,653,000    $  3,542,000    $    879,000    $  1,336,000   $  3,886,000    $ 35,296,000
                                      ============    ============    ============    ============   ============    ============
Capital expenditures                  $  2,262,000    $     58,000    $     74,000    $      1,000   $    255,000    $  2,650,000
                                      ============    ============    ============    ============   ============    ============
Depreciation and amortization         $  1,971,000    $    150,000    $     19,000    $      5,000   $     59,000    $  2,204,000
                                      ============    ============    ============    ============   ============    ============

         JANUARY 31, 1996
                                        TECHNICAL       TECHNICAL     REGISTRATION    DISCONTINUED
                                        SERVICES        STAFFING        SERVICES       OPERATIONS      CORPORATE         TOTAL
                                      -------------------------------------------------------------------------------------------
Net revenues                          $ 34,029,000    $  5,310,000    $  2,118,000    $       --     $       --      $ 41,457,000
                                      ============    ============    ============    ============   ============    ============
Gross profit                             7,840,000       1,073,000         737,000            --             --         9,650,000
Selling, general and administrative
  expense                                4,516,000       1,122,000         580,000            --          113,000       6,331,000
                                      ------------    ------------    ------------    ------------   ------------    ------------
Operating income (loss)                  3,324,000         (49,000)        157,000            --         (113,000)      3,319,000
Other income (expense):
  Interest expense, net                   (900,000)       (161,000)           --              --          (96,000)     (1,157,000)
  Other                                     84,000         (49,000)         (6,000)           --            1,000          30,000
                                      ------------    ------------    ------------    ------------   ------------    ------------
                                          (816,000)       (210,000)         (6,000)           --          (95,000)     (1,127,000)
                                      ------------    ------------    ------------    ------------   ------------    ------------
Income (loss) from continuing
  operations before income taxes      $  2,508,000    $   (259,000)   $    151,000    $       --     $   (208,000)   $  2,192,000
                                      ============    ============    ============    ============   ============    ============
Identifiable assets                   $ 25,786,000    $  2,627,000    $  1,066,000    $  1,641,000   $  2,383,000    $ 33,503,000
                                      ============    ============    ============    ============   ============    ============
Capital expenditures                  $  1,566,000    $       --      $     37,000    $     10,000   $    122,000    $  1,735,000
                                      ============    ============    ============    ============   ============    ============
Depreciation and amortization         $  1,975,000    $    286,000    $      7,000    $      4,000   $     56,000    $  2,328,000
                                      ============    ============    ============    ============   ============    ============


(11) Quarterly Financial Data (Unaudited)

         THREE MONTHS ENDED
1998                                                APRIL 30         JULY 31       OCTOBER 31      JANUARY 31
--------------------------------------------------------------------------------------------------------------
Net revenues                                      $ 13,153,000    $ 13,541,000    $ 14,970,000    $ 14,450,000
Gross profit                                         3,564,000       3,644,000       4,069,000       3,974,000
Net income                                             648,000         663,000         681,000         955,000
Basic earnings per common share                           0.10            0.10            0.10            0.14
Diluted earnings per common share                         0.10            0.10            0.09            0.13
Weighted average common shares outstanding           6,742,000       6,794,000       6,946,000       6,968,000
Dilutive effect of stock options                          --            75,000         248,000         201,000
Weighted average common shares outstanding,
   assuming dilution                                 6,742,000       6,869,000       7,194,000       7,169,000
                                                  ============    ============    ============    ============

         THREE MONTHS ENDED
1997                                                APRIL 30         JULY 31       OCTOBER 31      JANUARY 31
--------------------------------------------------------------------------------------------------------------
Net revenues                                      $ 11,149,000    $ 11,400,000    $ 12,308,000    $ 12,212,000
Gross profit                                         2,720,000       2,801,000       3,046,000       3,577,000
Income from continuing operations                      353,000         395,000         500,000         791,000
Loss from discontinued operations                      (15,000)        (49,000)       (145,000)       (475,000)
Net income                                             338,000         346,000         355,000         316,000
Basic earnings (loss) per common share:
   Continuing operations                                  0.05            0.06            0.07            0.12
   Discontinued operations                                0.00           (0.01)          (0.02)          (0.07)
Total *                                                   0.05            0.05            0.05            0.05
Diluted earnings (loss) per common share:
   Continuing operations                                  0.05            0.06            0.07            0.12
   Discontinued operations                                0.00           (0.01)          (0.02)          (0.07)
Total *                                                   0.05            0.05            0.05            0.05
Weighted average common shares outstanding           6,676,000       6,704,000       6,710,000       6,719,000
Dilutive effect of stock options                          --              --            42,000          39,000
Weighted average common shares outstanding,
   assuming dilution                                 6,676,000       6,704,000       6,752,000       6,758,000
                                                  ============    ============    ============    ============

* Per share data may not always add to the total for the year because each figure is independently calculated.

                                   Schedule II


                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                   Years ended January 31, 1998, 1997 and 1996




  COLUMN A           COLUMN B       COLUMN C         COLUMN D         COLUMN E
  --------           --------       --------         --------         --------
                                   Additions -
                    Balance at     charged to       Deductions         Balance
                    beginning       to costs        - describe         at end
 Description        of period      and expenses         (a)           of period
--------------------------------------------------------------------------------
Allowance for
doubtful accounts
receivable:

      1998          $ 703,000        $ 207,000        $(244,000)      $ 666,000
                    =========        =========        =========       =========
      1997          $ 595,000        $ 349,000        $(241,000)      $ 703,000
                    =========        =========        =========       =========
      1996          $ 577,000        $ 319,000        $(301,000)      $ 595,000
                    =========        =========        =========       =========

(a)  Write-off of uncollectible accounts receivable, net of recoveries.

                                  EXHIBIT INDEX

Exhibit No.        Description                                       Page No.
--------------------------------------------------------------------------------

  2        Agreement and plan of merger of National Technical           n/a
           Systems, Inc., a Delaware corporation into National
           Technical Systems, Inc., a California corporation
           (formerly NTS Merger corporation), (filed as Exhibit
           2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

  3(i)     Articles of incorporation of National Technical              n/a
           Systems, Inc., a California corporation (formerly
           NTS Merger corporation), (filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

  3(ii)    Bylaws of National Technical Systems, Inc., a                n/a
           California corporation (formerly NTS Merger corporation), (filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

  10(a)1   Form of the Company's 1994 Stock Option Plan (filed as       n/a
           Appendix B to the Company's Proxy Statement for
           Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).

  10(b)1   Form of the Company's 1988 Stock Option Plan (filed as       n/a
           Exhibit A to the Company's Proxy Statement for
           Annual Meeting of June 18, 1988, and is incorporated herein by reference thereto).

  10(c)1   National Technical Systems Credit Agreement between          n/a
           Sanwa Bank California and Mellon Bank dated
           September 8, 1997 (filed as exhibit 10.7 to the
           Company's form 10-Q for the quarter ended October 31, 1997, and is incorporated herein by reference thereto).

  21       Subsidiaries of the Registrant.                              ___

  23.1     Consent of Ernst & Young LLP, Independent Auditors.          ___

  99.1     Undertakings incorporated by reference into                  ___
           Form S-8 Registration Statement No. 33-48211.

  99.2     Undertakings incorporated by reference into                  ___
           Form S-8 Registration Statement No. 2-83778.

  99.3     Undertakings incorporated by reference into                  ___
           Form S-8 Registration Statement No. 333-04905.

  27       Financial Data Schedule                                      ___

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

          National Quality Assurance - USA, Inc., a Massachusetts Corp.
                                   (50% owned)

    National Technical Systems-Certification Services, a Delaware Corporation

                                                                    Exhibit 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-83778, Form S-8 No. 33-48211, and Form S-8 No. 333-04905)
pertaining to the National Technical Systems, Inc. Employee Stock Ownership Plan, the National Technical Systems, Inc. 1988 Stock Option Plan and the National Technical Systems, Inc. 1994 Stock Option Plan in the related Prospectuses of our report dated April 10, 1998, with respect to the consolidated financial statements of National Technical Systems, Inc. and Subsidiaries included in the Annual Report (Form 10-K) for the year ended January 31, 1998.


                                            /s/ Ernst & Young LLP

Woodland Hills, California
April 28, 1998

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