Form 10-Q
period 1998-04-30
NATIONAL TECHNICAL SYSTEMS INC /DE/
filed 1998-06-10
CIK 110536

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarterly Period Ended April 30, 1998

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For transition period from ________________ to _________________


                                   0-16438
                           (Commission File Number)

                       NATIONAL TECHNICAL SYSTEMS, INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            California                         95-4134955
          ------------------                ----------------------------
          (State of Incorporation)            (IRS Employer
                                            (Identification number)

                24007 Ventura Boulevard, Calabasas, California
    ----------------------------------------------------------------------
             (Address of registrant's principal executive office)

                  (818) 591-0776                               91302
              ---------------------------------------       --------------
              (Registrant's telephone number)                 (Zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares of common stock, no par value, outstanding as of June 8, 1998 was 6,980,284.



                            Exhibit Index on Page 12

              NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



                                    Index



PART  I.   FINANCIAL INFORMATION                                      Page No.

      Financial Statements:

            Condensed Consolidated Balance Sheets as of
            April 30, 1998 (unaudited) and January 31, 1998              3

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended April 30, 1998 and 1997           4

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended April 30, 1998 and 1997           5

      Notes to the Unaudited Condensed Consolidated Financial Statments  6

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                7


PART  II. OTHER INFORMATION & SIGNATURE                                 11

      Item 6.  Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
                                                    April 30,      January 31,
                                                      1998            1998
                                                    ---------      -----------
                                                   (unaudited)
                           ASSETS
CURRENT ASSETS:
   Cash                                              $ 2,108,000   $ 2,101,000
   Receivables, less allowance for doubtful
     accounts of $596,000 at April 30, 1998
     and $666,000 at January 31,1998                  14,597,000    14,880,000
   Income taxes receivable                               104,000       104,000
   Inventories                                         2,154,000     1,860,000
   Deferred tax assets                                   523,000       523,000
   Prepaid expenses                                    1,113,000       762,000
                                                     -----------   -----------
     Total current assets                             20,599,000    20,230,000

Property, plant and equipment, at cost                49,250,000    48,509,000
Less: accumulated depreciation                        30,161,000    29,527,000
                                                     -----------   -----------
    Net property, plant and equipment                 19,089,000    18,982,000

Property held for sale                                   544,000       544,000
Intangible assets, net                                   609,000       637,000
Other assets                                             371,000       326,000
                                                     -----------   -----------
        TOTAL ASSETS                                 $41,212,000   $40,719,000
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $ 2,410,000   $ 2,974,000
   Accrued expenses                                    3,391,000     1,976,000
   Income taxes payable                                  534,000        69,000
   Current installments of long-term debt              1,555,000     1,535,000
                                                     -----------   -----------
     Total current liabilities                         7,890,000     6,554,000

Long-term debt, excluding current installments        10,512,000    12,144,000
Deferred tax liabilities                               2,321,000     2,303,000

Minority interest                                         34,000        27,000

STOCKHOLDERS' EQUITY:
   Common stock, no par value. Authorized,
   20,000,000; issued and outstanding 6,971,000
   as of April 30, 1998 and as of January 31, 1998    11,071,000    11,069,000
   Retained earnings                                   9,384,000     8,622,000
                                                     -----------   -----------
     Total stockholders' equity                       20,455,000    19,691,000
                                                     -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $41,212,000   $40,719,000
                                                     ===========   ===========

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended April 30, 1998 and 1997

                                                        1998            1997
                                                    -----------     -----------

Revenues                                           $ 14,929,000    $ 13,153,000

Cost of sales                                        10,826,000       9,589,000
                                                   ------------    ------------

     Gross profit                                     4,103,000       3,564,000

Selling, general and administrative expense           2,552,000       2,125,000
                                                   ------------    ------------

     Operating income                                 1,551,000       1,439,000

Other income (expense):
   Interest expense, net                               (268,000)       (262,000)
   Other                                                 (1,000)         (1,000)
                                                   ------------    ------------

Total other expense                                    (269,000)       (263,000)
                                                   ------------    ------------

Income before income taxes, and minority
interest                                              1,282,000       1,176,000

Income taxes                                            513,000         529,000
                                                   ------------    ------------

Income before minority interest                         769,000         647,000

Minority interest                                        (7,000)          1,000
                                                   ------------    ------------

Net income                                         $    762,000    $    648,000
                                                   ============    ============


Basic earnings per common share:                   $       0.11    $       0.10
                                                   ============    ============

Diluted earnings per common share:                 $       0.11    $       0.10
                                                   ============    ============

Weighted average common shares outstanding            6,971,000       6,742,000
Dilutive effect of stock options                        276,000            --
                                                   ------------    ------------
Weighted average common shares outstanding,
assuming dilution                                     7,247,000       6,742,000
                                                   ============    ============

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ending April 30, 1998 and 1997

                                                        1998           1997
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  Income from continuing operations             $   762,000    $   648,000

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                          662,000        539,000
Provision for losses on receivables (recoveries)       (70,000)        52,000
Deferred income taxes                                   18,000        270,000
Net changes in assets and liabilities, net:
    Accounts receivable                                353,000        304,000
    Inventories                                       (294,000)      (133,000)
    Prepaid expenses                                  (351,000)        17,000
    Other assets                                       (45,000)       (78,000)
    Accounts payable                                  (564,000)    (1,159,000)
    Accrued expenses                                 1,415,000        753,000
    Undistributed loss of affiliate                      7,000         (1,000)
    Income taxes                                       465,000        171,000
                                                   -----------    -----------
Net cash provided by operating activities            2,358,000      1,383,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (741,000)      (710,000)
                                                   -----------    -----------
  Net cash used for investing activities              (741,000)      (710,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                         288,000        860,000
  Repayments of current and long-term debt          (1,900,000)      (468,000)
  Proceeds from stock options exercised                  2,000         11,000
                                                   -----------    -----------
  Net cash provided by (used for)
  financing activities                              (1,610,000)       403,000
                                                   -----------    -----------

Net increase (decrease) in cash                          7,000      1,076,000
Beginning cash balance                               2,101,000      1,204,000
                                                   -----------    -----------

ENDING CASH BALANCE                                $ 2,108,000    $ 2,280,000
                                                   ===========    ===========

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements April 30, 1998

1. In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1998.

2. The statements presented as of and for the three-month periods ended April 30, 1998 and 1997 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Registrant's fiscal year.

4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year based on the provision accrued for the Registrant's year ended January 31, 1998.

5. In 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share". The statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the statement's requirements.

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

8. Cash paid for interest and taxes for the three months ended April 30, 1998 was $281,000 and $31,000 respectively. Cash paid for interest and taxes for the three months ended April 30, 1997 was $240,000 and $67,000 respectively.

9. Minority interest in the Registrant's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 63% to NQA-USA, Inc. and 37% to National Quality Assurance, Ltd for the fiscal year ending January 31, 1999.

10. As of February 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires display of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The Company does not have these accounting transactions. Prior year financial statements have not been reclassified to conform to the requirements of statement 130 since there is no impact.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the first quarter ended April 30.

RESULTS OF OPERATIONS
REVENUES
Quarter ended April 30
(Dollars in thousands)             1998   % Change       1997
                              --------- ---------- ----------
Technical Services              $11,004       7.5%    $10,237
Technical Staffing                2,959      35.7%      2,180
Registration Services               966      31.3%        736
                              ---------            ----------
   Total Revenues               $14,929      13.5%    $13,153
                              =========            ==========

For the three months ended April 30, 1998, consolidated revenues increased by $1,776,000 or 13.5% when compared to the same period in 1997.

Revenues in the Technical Services segment increased $767,000 or 7.5% primarily due to the addition of two new testing facilities in April and November of 1997 and an increase in outsourcing of engineering and evaluation services by commercial customers.

Revenues in the Technical Staffing segment increased $779,000 due to increases in the expanding Information Technology (IT) portion of its business, the continuing success of its strategic alliances with Fortune 500 companies and major technical staffing companies, the opening of three new staffing offices during the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997. The Company considers this to be a continuing growth industry.

Revenues in the Registration Services segment increased $230,000 or 31.3% as a result of continuing marketing efforts and an increase in demand by U.S. companies for ISO 9000 certification.

It is anticipated by the Registrant that revenues in the Technical Services and Technical Staffing segments will continue to increase through fiscal 1999. The Registrant also anticipates that revenues in the Registration Services segment will continue to grow moderately through 1999.

GROSS PROFIT
Quarter ended April 30
(Dollars in thousands)             1998   % Change      1997
                              --------- ---------- ---------
Technical Services              $3,038       6.8%    $2,845
 % to segment revenue             27.6%                27.8%

Technical Staffing                 753      52.4%       494
 % to segment revenue             25.4%                22.7%

Registration Services              312      38.7%       225
 % to segment revenue             32.3%                30.6%
                                ------------------------------
Total Gross Proft               $4,103      15.1%     $3,564
                                ==============================
 % to total revenues              27.5%                 27.1%

Total gross profit for the period ended April 30, 1998 increased by $539,000 or 15.1% as a result of increased revenues in 1998 compared to 1997. Gross profit as a percentage of net revenues in 1998 increased slightly when compared to the same period in 1997. This increase was due primarily to the success of the Registrant in obtaining more profitable fixed price contracts in its Technical Staffing and Registration Services segments and the success of its continuing cost containment programs in these segments.

SELLING, GENERAL & ADMINISTRATIVE
Quarter ended April 30
(Dollars in thousands)             1998   % Change      1997
                              --------- ---------- ---------

Technical Services               $1,669      12.2%    $1,487
 % to segment revenue              15.2%                14.5%
Technical Staffing                  633      60.3%       395
 % to segment revenue              21.4%                18.1%
Registration Services               216       3.3%       209
 % to segment revenue              22.4%                28.4%
Corporate                            34       0.0%        34
                                ------------------------------
Total S G & A                    $2,552      20.1%    $2,125
                                ==============================
 % to total revenues               17.1%                16.2%

Total selling, general and administrative expenses increased by $427,000 or 20.1% for the quarter ended April 30, 1998 when compared to the same period in 1997. This increase was due primarily to the increase in revenues as well as an increase in marketing costs related to new marketing programs in its Technical Staffing segment in addition to the opening of an additional staffing office and the acquisition of Texas-based Johnson Engineering Corporation in Boulder, Colorado. Selling, general and administrative expenses decreased slightly as a percentage of net revenue in the Registration Services segment due to the success of the Registrant's continuing cost containment activities. The Registrant continues to look for new ways to reduce costs yet remain effective in all segments of its business.

INTEREST EXPENSE

Net interest expense increased $6,000 in the first quarter ended April 30, 1998 when compared to the same period in 1997. This increase was principally due to slightly higher average debt balances offset to some extent by lower interest rates.

INCOME TAXES

The income tax provisional rate for the first quarters of 1998 and 1997 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the first quarter ending April 30, 1998 was lower than the same period in 1997 due to a lower estimate for fiscal year ending January 31, 1999 as compared to the same period the prior year. The estimate for fiscal year ending January 31, 1999 is based on the actual provision accrued for fiscal year ending January 31, 1998. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Registrant.

NET INCOME

The increase in net income in the first quarter ended April 30, 1998 compared to the same period in 1997 was due to increased revenues and higher gross profit margins offset partially by higher Selling, General and Administrative expenses.

BUSINESS ENVIRONMENT

During the course of the last fiscal year, the business climate in the aerospace and defense industry, which in the past had shown signs of uncertainty, seems to have stabilized and, in several areas, shows signs of strengthening. Various major prime government contractors have won significant development contracts which increases the market for the Registrant's Technical Services segment. During the period of uncertainty the Registrant developed a strategy of growth through diversification and taking advantage of opportunities created by the aerospace and defense industry's merger activities and ultimate downsizing. In addition, increased activity in commercial satellite and launch vehicles has increased demand for component and systems testing. As the demand for nuclear staff augmentation has decreased, the Registrant has aggressively pursued additional business in the growing IT portion of its Technical Staffing segment's business. The Registrant supplies IT professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. Also, the Registrant continues to pursue ISO registration business through its Registration Services segment as demand for these services continues to increase as more companies must compete for business in the global market place. Notwithstanding the foregoing, and because of factors affecting the Registrant's operating results, past financial performance should not be considered to be a reliable indicator of future performance

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter ended April 30, 1998, cash provided by operations increased by $975,000 when compared to the same period in 1997. Major items contributing to this increase were increases in net income and accrued expenses offset by increases in inventories, prepaid expenses and a decrease in accounts payable uses.

Net cash used in investing activities in the three-month period ended April 30, 1998 increased $43,000 over the same period in 1997. The Registrant anticipates that its capital spending level in fiscal 1999 will be less than fiscal 1998. The actual level of spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Registrant's operating requirements.

In the three-month period ended April 30, 1998, net cash used for financing activities consisted of debt reduction on lines of credit and short term and long term debt of $1,900,000 offset by increases in lines of credit and term loans of $288,000 and proceeds from the exercise of stock options of $2,000. In September 1997, the Registrant negotiated with Sanwa Bank California as agent and Mellon Bank for a new credit agreement which includes a $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25% which expires in September 1999. Also included in the new agreements is a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations and the current bank revolving line of credit which had $3,000,000 available at April 30, 1998.

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

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 27 - Financial Data Schedule

      (b) Form 8-K

          During the quarter ended April 30, 1998, the registrant did not file a current report on Form 8-K


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date:       June 8, 1998      By: /s/ Lloyd Blonder
                                  ------------------------
                                   Lloyd Blonder
                                   Senior Vice President
                                   Chief Financial Officer

                                   (Signing on behalf of the
                                    registrant and as principal
                                    financial officer)

                                 EXHIBIT INDEX

Exhibit No.              Description                             Page
--------------------------------------------------------------------------------
   27                    Financial Data Schedule                 13