Form 10-Q
period 1998-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 1998-09-09
CIK 110536

--------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended July 31, 1998

                                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from ________________ to
        _________________


                                     0-16438
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                          95-4134955
           ------------------------            ----------------------------
          (State of Incorporation)                (IRS Employer
                                              Identification number)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The number of shares of common stock, no par value, outstanding as of September 8, 1998 was 7,010,128.


                            Exhibit Index on page 17

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



                                      Index



PART  I.   FINANCIAL INFORMATION                                      Page No.

        Financial Statements:

               Condensed Consolidated Balance Sheets as of
               July 31, 1998 (unaudited) and January 31, 1998                3

               Unaudited Condensed Consolidated Statements of Income
               For the Six Months Ended July 31, 1998 and 1997               4

               Unaudited Condensed Consolidated Statements of Income
               For the Three Months Ended July 31, 1998 and 1997             5

               Unaudited Condensed Consolidated Statements of Cash Flows
               For the Six Months Ended July 31, 1998 and 1997               6

        Notes to the Unaudited Condensed Consolidated Financial Statements   7

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9


PART  II.   OTHER INFORMATION & SIGNATURE

        Item 4.  Submission of Matters to a Vote of Security Holders        16

        Item 6.  Exhibits and Reports on Form 8-K                           16

PART I -- FINANCIAL INFORMATION
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
                                                 July 31,       January 31,
                                                   1998            1998
                                                (unaudited)
                                                 ----------     ----------
                                ASSETS
CURRENT ASSETS:
   Cash                                          $ 2,606,000   $ 2,101,000
   Receivables, less allowance for doubtful
     accounts of $591,000 at July 31, 1998
     and $666,000 at January 31,1998              14,404,000    14,880,000
   Income taxes receivable                           104,000       104,000
   Inventories                                     1,985,000     1,860,000
   Deferred tax assets                               523,000       523,000
   Prepaid expenses                                1,048,000       762,000
                                                 -----------   -----------
     Total current assets                         20,670,000    20,230,000

Property, plant and equipment, at cost            50,426,000    48,509,000
Less: accumulated depreciation                    30,799,000    29,527,000
                                                 -----------   -----------
    Net property, plant and equipment             19,627,000    18,982,000

Property held for sale                               544,000       544,000
Intangible assets, net                               585,000       637,000
Other assets                                         604,000       326,000
                                                 -----------   -----------
        TOTAL ASSETS                             $42,030,000   $40,719,000
                                                 ===========   ===========

                      LIABILITIES AND STOCKHOLDERS'EQUITY
CURRENT LIABILITIES:
   Accounts payable                              $ 2,053,000   $ 2,974,000
   Accrued expenses                                2,530,000     1,976,000
   Income taxes payable                              483,000        69,000
   Current installments of long-term debt          1,646,000     1,535,000
                                                 -----------   -----------
     Total current liabilities                     6,712,000     6,554,000

Long-term debt, excluding current installments    11,715,000    12,144,000
Deferred tax liabilities                           2,319,000     2,303,000

Minority interest                                     36,000        27,000

STOCKHOLDERS' EQUITY:
   Common stock, no par value.  Authorized,
     20,000,000; issued and outstanding
     6,986,000 as of July 31, 1998 and
     6,971,000 as of January 31, 1998             11,098,000    11,069,000
   Retained earnings                              10,150,000     8,622,000
                                                 -----------   -----------
     Total stockholders' equity                   21,248,000    19,691,000
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $42,030,000   $40,719,000
                                                 ===========   ===========

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Six Months Ended July 31, 1998 and 1997

                                                  1998             1997
                                                  ----             ----

Revenues                                      $ 30,346,000    $ 26,694,000

Cost of sales                                   22,042,000      19,486,000
                                              ------------    ------------

     Gross profit                                8,304,000       7,208,000

Selling, general and administrative expense      5,180,000       4,277,000
                                              ------------    ------------

     Operating income                            3,124,000       2,931,000

Other income (expense):
   Interest expense, net                          (561,000)       (548,000)
   Other                                            (1,000)         (2,000)
                                              ------------    ------------
Total other expense                               (562,000)       (550,000)
                                              ------------    ------------

Income before income taxes, and minority
  interest                                       2,562,000       2,381,000

Income taxes                                     1,025,000       1,069,000
                                              ------------    ------------

Income before minority interest                  1,537,000       1,312,000

Minority interest                                   (9,000)         (1,000)
                                              ------------    ------------

Net income                                    $  1,528,000    $  1,311,000
                                              ============    ============

Basic earnings per common share:              $       0.22    $       0.19
                                              ============    ============

Diluted earnings per common share:            $       0.21    $       0.19
                                              ============    ============

Weighted average common shares outstanding       6,975,000       6,768,000
Dilutive effect of stock options                   277,000          38,000
                                              ------------    ------------
Weighted average common shares outstanding,
  assuming dilution                              7,252,000       6,806,000
                                              ============    ============


See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended July 31, 1998 and 1997

                                                  1998             1997
                                              ------------     -----------

Revenues                                       $15,417,000     $13,541,000

Cost of sales                                   11,216,000       9,897,000
                                              ------------    ------------

     Gross profit                                4,201,000       3,644,000

Selling, general and administrative expense      2,628,000       2,152,000
                                              ------------    ------------

     Operating income                            1,573,000       1,492,000

Other income (expense):
   Interest expense, net                          (293,000)       (286,000)
   Other                                              --            (1,000)
                                              ------------    ------------

Total other expense                               (293,000)       (287,000)
                                              ------------    ------------

Income before income taxes, and minority
  interest                                       1,280,000       1,205,000

Income taxes                                       512,000         540,000
                                              ------------    ------------

Income before minority interest                    768,000         665,000

Minority interest                                   (2,000)         (2,000)
                                              ------------    ------------

Net income                                    $    766,000    $    663,000
                                              ============    ============

Basic earnings per common share:              $       0.11    $       0.10
                                              ============    ============

Diluted earnings per common share:            $       0.11    $       0.10
                                              ============    ============

Weighted average common shares outstanding       6,980,000       6,794,000
Dilutive effect of stock options                   277,000          75,000
                                              ------------    ------------
Weighted average common shares outstanding,
  assuming dilution                              7,257,000       6,869,000
                                              ============    ============

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 1998 and 1997

                                                       1998           1997
                                                  ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  Income from continuing operations             $ 1,528,000    $ 1,311,000

Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                        1,324,000      1,080,000
Provision for losses on receivables (recoveries)       (75,000)        89,000
Deferred income taxes                                   16,000         13,000
Tax benefit from sale of stock options exercised          --           84,000
Net changes in assets and liabilities, net:
    Accounts receivable                                551,000        (75,000)
    Inventories                                       (125,000)      (208,000)
    Prepaid expenses                                  (286,000)      (317,000)
    Other assets and Intangibles                      (278,000)       (92,000)
    Accounts payable                                  (921,000)    (1,217,000)
    Accrued expenses                                   554,000        788,000
    Undistributed loss of affiliate                      9,000          1,000
    Income taxes                                       414,000         20,000
                                                   -----------    -----------
Net cash provided by operating activities            2,711,000      1,477,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment         (1,917,000)    (2,407,000)
                                                   -----------    -----------
  Net cash used for investing activities            (1,917,000)    (2,407,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                       2,608,000      4,151,000
  Repayments of current and long-term debt          (2,926,000)    (4,060,000)
  Proceeds from stock options exercised                 29,000        225,000
                                                   -----------    -----------
  Net cash provided by (used for)
    financing activities                              (289,000)       316,000
                                                   -----------    -----------
Net increase (decrease) in cash                        505,000       (614,000)
Beginning cash balance                               2,101,000      1,204,000
                                                   -----------    -----------
ENDING CASH BALANCE                                $ 2,606,000    $   590,000
                                                   ===========    ===========

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1. In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1998.

2. The statements presented as of and for the six-month and three-month periods ended July 31, 1998 and 1997 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

3. While the Registrant's business is not materially seasonal, the quarterly results of operations should not be construed as representing pro rata results of the Company's fiscal year.

4. Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year based on the provision accrued for the Company's year ended January 31, 1998.

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

6. The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

7. Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

8. Cash paid for interest and taxes for the six months ended July 31,1998 was $578,000 and $600,000 respectively. Cash paid for interest and taxes for the six months ended July 31, 1997 was $502,000 and $582,000 respectively.

9. Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 63% to NTS, Inc. and 37% to National Quality Assurance, Ltd for the fiscal year ending January 31, 1999.

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

11. On June 26, 1998, the Company's Board of Directors declared a cash dividend of $.07 per share which was paid on August 4, 1998 to shareholders of record at the close of business on July 15, 1998. Last year, the Company paid a cash dividend of $.06 per share on August 5, 1997 to shareholders of record on July 22, 1997.

12. During August 1998, the Company signed definitive acquisition agreements with XXCAL, Inc. and XXCAL, Limited ("XXCAL"). Under the terms of the agreements, the Company will issue a total of 1,201,000 shares of its common stock upon closing of the transactions, and will reserve an additional 311,500 shares of its common stock for issuance upon exercise of outstanding XXCAL stock options to be assumed by the Company. The transaction will be accounted for as a pooling of interests and is subject to the approval of the shareholders of the Company and the shareholders of XXCAL.

        XXCAL is principally engaged in outsourcing personnel for a wide variety of temporary technical and professional positions into the information technology and information systems industries. The XXCAL companies together have approximately 250 employees. XXCAL has offices in Los Angeles, San Francisco, San Jose, Austin, Houston, London and Yokohama.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the six months ended July 31.


RESULTS OF OPERATIONS

REVENUES
Six months ended July 31                   1998     % Change         1997
(Dollars in thousands)
                                        ----------------------------------

Technical Services                      $21,986         7.4%      $20,464
Technical Staffing                        6,427        36.3%        4,715
Registration Services                     1,933        27.6%        1,515
                                    -----------               -----------
   Total net revenue                    $30,346        13.7%      $26,694
                                    ===========               ===========

For the six months ended July 31, 1998, consolidated revenues increased by $3,652,000 or 13.7% when compared to the same period in 1997.

In 1998, the Technical Services segment revenues increased by $1,522,000 primarily due to the additional revenues generated from two new testing facilities added during 1997.

Revenues in the Technical Staffing segment increased by $1,712,000 or 36.3% due to increases in the expanding Information Technology ("IT") portion of its business, the continuing success of its strategic alliances with Fortune 500 companies and other major technical staffing companies, the opening of three new staffing offices during the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997.

Revenues in the Registration Services segment increased $418,000 or 27.6% as a result of continuing marketing efforts and an increase in demand by U.S. companies for ISO 9000 certification.

It is anticipated by the Registrant that revenues in the Technical Staffing segment will continue to increase at about the same rate through fiscal 1999. The Registrant also anticipates that revenues in the Technical Services and Registration Services segments will continue to grow moderately through 1999.

GROSS PROFIT
Six months ended July 31                   1998     % Change        1997
(Dollars in thousands)
                                    =========== ============  ==========

Technical Services                       $6,117         9.0%      $5,614
  % to segment revenue                    27.8%                    27.4%

Technical Staffing                        1,599        55.8%       1,026
   % to segment revenue                   24.9%                    21.8%

Registration Services                       588         3.5%         568
  % to segment revenue                    30.4%                    37.5%
                                    -----------               ----------
Total                                    $8,304        15.2%      $7,208
                                    ===========               ==========
 % to total net revenue                   27.4%                    27.0%


Total gross profit for the six-month period ended July 31, 1998 increased by $1,096,000 or 15.2% when compared to 1997 primarily as a result of increased revenues in the IT portion of the Technical Staffing segment which carry a higher gross margin. Gross profit as a percentage of net revenues in 1998 slightly increased when compared to the same period in 1997.

SELLING, GENERAL & ADMINISTRATIVE

Six months ended July 31                 1998       % Change        1997
(Dollars in thousands)
                                  =========== ============== ===========

Technical Services                     $3,099           4.7%      $2,961
  % to segment revenue                  14.1%                      14.5%

Technical Staffing                      1,341          62.9%         823
   % to segment revenue                 20.9%                      17.5%

Registration Services                     446           4.9%         425
  % to segment revenue                  23.1%                      28.1%

Corporate                                 294         332.4%          68
                                  -----------                -----------
Total S G & A                          $5,180          21.1%      $4,277
                                  ===========                ===========
 % to total net revenue                 17.1%                      16.0%

Total selling, general and administrative expenses increased $903,000 or 21.1% for the six-month period ended July 31, 1998 when compared to the same period in 1997. This increase was due primarily to the marketing costs related to new marketing programs in its Technical Staffing segment in addition to the opening of an additional staffing office, the acquisition of Texas-based Johnson Engineering Corporation in Boulder, Colorado and merger expenses included in Corporate as discussed below. The Company continues to look for new ways to reduce costs yet remain effective in all segments of its business.

During the six month period ended July 31, 1998, the Company incurred $225,000 of costs related to the pending merger with XXCAL. These costs are included in Corporate and are generally related to outside consulting, accounting and legal fees associated with the merger and in accordance with APB 16 are being expensed as incurred. In connection with the merger, additional costs of approximately $500,000 are expected to be incurred in the third fiscal quarter.

YEAR 2000

The Company has assessed and identified to the best of its knowledge all requirements needed to fix potential problems related to the Year 2000 issue. This includes: (1) the Company's business software and hardware at all its locations, (2) the Company's test equipment used in all the laboratories and (3) communications with third party vendors to ensure they will meet their Year 2000 requirements.

Much of the hardware used by the Company has already been upgraded to become Year 2000 compliant or will become compliant by March 31, 1999. Certain test equipment at the laboratories has been identified to be date sensitive and vendors are supplying new Year 2000 compliant software. In situations where the software is not available, the Company is replacing the equipment. To complete the necessary remediation of its business systems software, the Company has identified new Year 2000 compliant software that will replace certain crucial software applications it currently uses. All other identified existing systems will be fixed internally. The Company expects to complete its software remediation by June 30, 1999.

The estimated total cost for the Year 2000 project is approximately $400,000 for new hardware, software and in-house programming. The Company does not expect these costs to have a material impact on the Company's financial position, results of operations or cash flows.

The Company has also contacted its major third-party vendors and is in the process of obtaining assurances that their systems are Year 2000 compliant. Although the Company does not anticipate any material problems resulting from the Year 2000 issues, it is taking steps to establish a contingency plan in the event of system failures beyond the Company's control or in the event of failure by other companies or governmental entities to remediate their own systems.

INTEREST EXPENSE

Net interest expense increased $13,000 in the six months ended July 31, 1998, when compared to the same period in 1997. This increase was principally due to slightly higher average debt balances offset to some extent by lower interest rates.

INCOME TAXES

The income tax provisional rate for the first six months of 1998 and 1997 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the second quarter ended July 31, 1998 was lower than the same period in 1997 due to a lower estimate for fiscal year ending January 31, 1999 as compared to the same period the prior year. The estimate for fiscal year ending January 31, 1999 is based on the actual provision accrued for fiscal year ended January 31, 1998. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Registrant.

NET INCOME

The increase in net income for the six months ended July 31, 1998, compared to the same period in 1997, was primarily due to increased revenues, higher gross profit margins and lower taxes, offset partially by higher Selling, General and Administrative expenses.

The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

RESULTS OF OPERATIONS
REVENUES
Quarter ended July 31
(Dollars in thousands)                     1998     % Change         1997
                                    =========== ============  ===========

Technical Services                      $10,982         7.4%      $10,227
Technical Staffing                        3,468        36.8%        2,535
Registration Services                       967        24.1%          779
                                    -----------               -----------
   Total Revenues                       $15,417        13.9%      $13,541
                                    ===========               ===========

For the three months ended July 31, 1998, consolidated revenues increased by $1,876,000 or 13.9% when compared to the same period in 1997.

Revenues in the Technical Services segment increased $755,000 primarily due to the addition of two new testing facilities in 1997.

Revenues in the Technical Staffing segment increased $933,000 or 36.8% due to increases in the expanding IT portion of its business, the continuing success of its strategic alliances with Fortune 500 companies and other major technical staffing companies, the opening of three new staffing offices during the first six months of 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of 1997.

Revenues in the Registration Services segment increased $188,000 or 24.1% as a result of continuing marketing efforts and an increase in demand by U.S. companies for ISO 9000 certification.

GROSS PROFIT
Quarter ended July 31
(Dollars in thousands)                     1998     % Change        1997
                                    =========== ============  ==========

Technical Services                       $3,079        11.2%      $2,769
  % to segment revenue                    28.0%                    27.1%

Technical Staffing                          846        59.0%         532
   % to segment revenue                   24.4%                    21.0%

Registration Services                       276       -19.5%         343
  % to segment revenue                    28.5%                    44.0%
                                    -----------               ----------
Total Gross Profit                       $4,201        15.3%      $3,644
                                    ===========               ==========
 % to total revenues                      27.2%                    26.9%

Total gross profit for the period ended July 31, 1998 increased by $557,000 or 15.3% primarily as a result of increased revenues in the IT portion of the Technical Staffing segment which carry a higher gross margin. Gross profit as a percentage of net revenues in 1998 slightly increased when compared to the same period in 1997 due primarily to the success of the Company in obtaining more profitable fixed price contracts in its Technical Services and Technical Staffing segments partially offset by increased overhead in the Registration Services segment.

SELLING, GENERAL & ADMINISTRATIVE
Quarter ended July 31
(Dollars in thousands)                   1998      % Change       1997
                                  =========== ============= ==========

Technical Services                     $1,430         -3.0%     $1,474
  % to segment revenue                  13.0%                    14.4%

Technical Staffing                        708         65.4%        428
   % to segment revenue                 20.4%                    16.9%

Registration Services                     230          6.5%        216
  % to segment revenue                  23.8%                    27.7%

Corporate                                 260        664.7%         34
                                  -----------               ----------
Total S G & A                          $2,628         22.1%     $2,152
                                  ===========               ==========
 % to total revenues                    17.0%                    15.9%

Total selling, general and administrative expenses increased by $476,000 or 22.1% for the quarter ended July 31, 1998 when compared to the same period in 1997. This increase was due primarily to the marketing costs related to new marketing programs in its Technical Staffing segment in addition to the opening of an additional staffing office, the acquisition of Texas-based Johnson Engineering Corporation in Boulder, Colorado and merger expenses included in Corporate as discussed below. The Company continues to look for new ways to reduce costs yet remain effective in all segments of its business.

During the three month period ended July 31, 1998, the Company incurred $225,000 of costs related to the pending merger with XXCAL. These costs are included in Corporate and are generally related to outside consulting, accounting and legal fees associated with the merger and in accordance with APB 16 are being expensed as incurred. In connection with the merger, additional costs of approximately $500,000 are expected to be incurred in the third fiscal quarter.

INTEREST EXPENSE

Net interest expense increased $7,000 in the quarter ended July 31, 1998, when compared to the same period in 1997. This increase was principally due to slightly higher average debt balances offset to some extent by lower interest rates.

INCOME TAXES

The income tax provisional rate for the second quarters of 1998 and 1997 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The Registrant's provision for the second quarter ending July 31, 1998 was lower than the same period in 1997 due to a lower estimate for fiscal year ending January 31, 1999 as compared to the same period the prior year. The estimate for fiscal year ending January 31, 1999 is based on the actual provision accrued for fiscal year ending January 31, 1998. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Registrant's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Registrant.

NET INCOME

The increase in net income for the second quarter ended July 31, 1998, compared to the same period in 1997, was primarily due to increased revenues, higher gross profit margins and lower taxes, offset partially by higher Selling, General and Administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 1998, cash provided by operations increased by $1,234,000 when compared to the same period in 1997. Major items contributing to this increase were increases in net income, depreciation and amortization and accounts receivable collections, offset by increases in other assets, prepaid expenses and a decrease in accounts payable.

Net cash used in investing activities in the six-month period ended July 31, 1998 decreased $490,000 over the same period in 1997 due to reduced capital requirements for fiscal year 1999 as compared to fiscal year 1998. The actual level of capital spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Company's operating requirements.

In the six-month period ended July 31, 1998, net cash used for financing activities consisted of debt reduction on lines of credit and short term and long term debt of $2,926,000 offset by increases in lines of credit and term loans of $2,608,000 and proceeds from the exercise of stock options of $29,000. In September 1997, the Registrant negotiated with Sanwa Bank California as agent and Mellon Bank for a new credit agreement which includes a $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25% which expires in September 1999. Also included in the new agreements is a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Registrant has made no material commitments for capital expenditures. The Registrant's future working capital will be provided from operations and the current bank revolving line of credit which had $2,030,000 available at July 31, 1998.

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

PART II.  OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of shareholders held on June 26, 1998, the shareholders of the Company voted to: (1) approve an amendment to the Company's Articles of Incorporation to provide for majority rule voting in lieu of cumulative voting in the election of directors and (2) amend the Company's 1994 Employee Incentive Stock Option Plan (the "1994 Plan") to increase the number of shares reserved for issuance under the 1994 Plan from 700,000 to 1,500,000. As of the record date, there were 6,974,347 shares outstanding and eligible to vote. The results of the vote of the shareholders were as follows:


                                    For     Against  Abstain Broker non-votes
                                 ---------  -------  ------- ----------------
1) Amendment to the Company's
   Articles of Incorporation    4,512,453  553,017  14,103     773,658

2) Amendment to the Company's
   1994 Employee Incentive
   Stock Option Plan            4,369,483  565,361  18,411     899,976


Item 6.        Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit 27 - Financial Data Schedule

        (b) Form 8-K

        During the quarter ended July 31, 1998, the registrant filed one current report on Form 8-K with respect to item 5, to announce that it entered into an agreement in principle to acquire Los Angeles based XXCAL, Inc. and XXCAL Ltd.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL TECHNICAL SYSTEMS, INC.


Date: September 8, 1998               By: /s/ Lloyd Blonder
     -------------------                  -----------------------------------
                                          Lloyd Blonder
                                          Senior Vice President
                                          Chief Financial Officer

                                          (Signing on behalf of the
                                           registrant and as principal
                                           financial officer)

                                 EXHIBIT INDEX


Exhibit No.          Description                             Page No.
--------------------------------------------------------------------------------
27                   Financial Data Schedule                    18