Form 10-Q
period 1998-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 1998-12-14
CIK 110536

-------------------------------------------------------------------------------

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarterly Period Ended October 31, 1998

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For transition period from ________________ to
    _________________


                                       0-16438
                               (Commission File Number)

                           NATIONAL TECHNICAL SYSTEMS, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              California                       95-4134955
       ------------------------         ----------------------
       (State of Incorporation)              (IRS Employer
                                        Identification number)

              24007 Ventura Boulevard, Suite 200, Calabasas, California
              ---------------------------------------------------------
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

The number of shares of common stock, no par value, outstanding as of December 10, 1998 was 8,315,832.

                            Exhibit Index on Page 20

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index

PART  I.   FINANCIAL INFORMATION                                       Page No.


Item 1.  Financial Statements:

            Unaudited Condensed Consolidated Balance Sheets as of
            October 31, 1998 and January 31, 1998                          3

            Unaudited Condensed Consolidated Statements of Income
            For the Nine Months Ended October 31, 1998 and 1997            4

            Unaudited Condensed Consolidated Statements of Operations
            For the Three Months Ended October 31, 1998 and 1997           5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended October 31, 1998 and 1997            6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                     7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


PART  II.   OTHER INFORMATION & SIGNATURE


Item 6.  Exhibits and Reports on Form 8-K                                 19









PART  I -   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
                                                      October 31,   January 31,
                                                         1998          1998
                                                     ------------  ------------
                           ASSETS
 CURRENT ASSETS:
 Cash                                                $  2,538,000  $  2,510,000
 Receivables, less allowance for doubtful accounts
   of $813,000 at October 31, 1998 and $741,000 at
   January 31, 1998                                    19,934,000    18,382,000
 Income taxes receivable                                  307,000       104,000
 Inventories                                            1,818,000     1,860,000
 Deferred tax assets                                      523,000       523,000
 Prepaid expenses                                       1,290,000       919,000
                                                     ------------  ------------
     Total current assets                              26,410,000    24,298,000

Property, plant and equipment, at cost                 52,795,000    50,121,000
Less: accumulated depreciation                         32,612,000    30,732,000
                                                     ------------  ------------
  Net property, plant and equipment                    20,183,000    19,389,000

Property held for sale                                    544,000       544,000
Intangible assets, net                                    565,000       637,000
Other assets                                            1,487,000     1,244,000
                                                     ------------  ------------
     TOTAL ASSETS                                    $ 49,189,000  $ 46,112,000
                                                     ============  ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  3,001,000  $  3,376,000
  Accrued expenses                                      5,848,000     3,390,000
  Income taxes payable                                          0        69,000
  Current installments of long-term debt                1,655,000     1,551,000
                                                     ------------  ------------
     Total current liabilities                         10,504,000     8,386,000

Long-term debt, excluding current installments         12,809,000    12,859,000
Deferred income taxes, compensation and other items     2,813,000     2,798,000
Minority interest                                          39,000        27,000

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized,
  20,000,000; issued and outstanding
  8,311,000 as of October 31, 1998 and
  8,168,000 as of January 31,1998                      11,460,000    11,284,000
  Retained earnings                                    11,564,000    10,758,000
                                                     ------------  ------------
     Total stockholders' equity                        23,024,000    22,042,000
                                                     ------------  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 49,189,000  $ 46,112,000
                                                     ============  ============
See accompanying notes.
                                       3

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Nine Months Ended October 31, 1998 and 1997
                                                      1998           1997
                                                  -----------    ------------
Revenues                                         $ 68,052,000    $ 60,532,000
Cost of sales                                      48,422,000      42,968,000
                                                 ------------    ------------
     Gross profit                                  19,630,000      17,564,000

Selling, general and administrative expense        14,518,000      12,258,000
Merger costs                                          906,000            --
                                                 ------------    ------------
     Operating income                               4,206,000       5,306,000

Other income (expense):
 Interest expense, net                               (918,000)       (958,000)
 Other                                                 13,000          82,000
                                                 ------------    ------------
Total other expense                                  (905,000)       (876,000)
                                                 ------------    ------------
Income before income taxes, minority interest
 and cumulative effect of change in accounting
 for start-up expenses                              3,301,000       4,430,000

Income taxes                                        1,341,000       1,664,000
                                                 ------------    ------------
Income before minority interest and cumulative
 effect of change in accounting for start-up
 expenses                                           1,960,000       2,766,000

Minority interest                                     (12,000)        (10,000)
                                                 ------------    ------------
Income before cumulative effect of change in
 accounting for start-up expenses                   1,948,000       2,756,000

Cumulative effect of change in accounting for
 start-up expenses, net of taxes                     (473,000)           --
                                                 ------------    ------------
Net income                                       $  1,475,000    $  2,756,000
                                                 ============    ============

Basic earnings per common share:                 $       0.18    $       0.34
                                                 ============    ============

Diluted earnings per common share:               $       0.17    $       0.33
                                                 ============    ============

Weighted average common shares outstanding          8,210,000       8,026,000
Dilutive effect of stock options                      385,000         332,000
                                                 ------------    ------------
Weighted average common shares outstanding,
 assuming dilution                                  8,595,000       8,358,000
                                                 ============    ============

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
for the Three Months Ended October 31, 1998 and 1997
                                                     1998            1997
                                                 ------------    ------------
Revenues                                         $ 23,230,000    $ 21,443,000

Cost of sales                                      16,606,000      15,123,000
                                                 ------------    ------------
     Gross profit                                   6,624,000       6,320,000

Selling, general and administrative expense         5,455,000       4,395,000
Merger costs                                          545,000            --
                                                 ------------    ------------

     Operating income                                 624,000       1,925,000

Other income (expense):
   Interest expense, net                             (315,000)       (342,000)
   Other                                               (4,000)          4,000
                                                 ------------    ------------

Total other expense                                  (319,000)       (338,000)
                                                 ------------    ------------

Income before income taxes, minority interest and
   cumulative effect of change in accounting for
   start-up expenses                                  305,000       1,587,000

Income taxes                                          297,000         585,000
                                                 ------------    ------------
Income before minority interest and cumulative
    effect of change in accounting for start-up
    expenses                                            8,000       1,002,000

Minority interest                                      (3,000)         (9,000)
                                                 ------------    ------------
Income before cumulative effect of change in
   accounting for start-up expenses                     5,000         993,000

Cumulative effect of change in accounting for
   start-up expenses, net of taxes                   (378,000)           --
                                                 ------------    ------------
Net income (loss)                                $   (373,000)   $    993,000
                                                 ============    ============
Basic earnings (loss) per common share:          $      (0.05)   $       0.12
                                                 ============    ============
Diluted earnings (loss) per common share:        $      (0.04)   $       0.12
                                                 ============    ============
Weighted average common shares outstanding          8,281,000       8,144,000
Dilutive effect of stock options                      325,000         472,000
                                                 ------------    ------------
Weighted average common shares outstanding,
 assuming dilution                                  8,606,000       8,616,000
                                                 ============    ============

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 1998 and 1997

                                                      1998           1997
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income from continuing operations             $  1,475,000   $  2,756,000

Adjustments to reconcile net income to net
 cash provided by operating
 activities:
Depreciation and amortization                        2,151,000      1,787,000
Provision for losses on receivables (recoveries)        72,000        122,000
Deferred income taxes                                   15,000       (163,000)
Tax benefit from sale of stock options exercised          --          120,000
Net changes in assets and liabilities, net:
    Accounts receivable                             (1,624,000)    (1,704,000)
    Inventories                                         42,000       (327,000)
    Prepaid expenses                                  (371,000)      (257,000)
    Other assets and Intangibles                       (90,000)       (84,000)
    Accounts payable                                  (375,000)    (1,013,000)
    Accrued expenses                                 2,458,000      1,021,000
    Undistributed earnings of affiliate                 12,000         10,000
    Earnings from merged entity due to change
    in accounting period                               181,000           --
    Income taxes                                      (272,000)       217,000
                                                  ------------   ------------
Net cash provided by operating activities            3,674,000      2,485,000
                                                  ============   ============
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment         (2,946,000)    (3,293,000)
  Proceeds from sale of assets                          73,000         21,000
  Investment in life insurance                        (153,000)      (163,000)
  Investment in new business                              --         (275,000)
                                                  ------------   ------------
Net cash used for investing activities              (3,026,000)    (3,710,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt           4,743,000     16,181,000
  Repayments of current and long-term debt          (4,689,000)   (14,379,000)
  Cash dividends paid                                 (488,000)      (415,000)
  Distributions paid                                  (362,000)       (64,000)
  Repurchase of common stock                              --           (5,000)
  Proceeds from stock options exercised                176,000        256,000
                                                  ------------   ------------
Net cash provided by (used for) financing
  activities                                          (620,000)     1,574,000
                                                  ------------   ------------
Net increase in cash                                    28,000        349,000
Beginning cash balance                               2,510,000      1,430,000
                                                  ------------   ------------

ENDING CASH BALANCE                               $  2,538,000   $  1,779,000
                                                  ============   ============

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-K for the year ended January 31, 1998 and the financial statements and footnotes included in NTS's Form 8-K filed with the Securities and Exchange Commission on November 3, 1998 and the Registration Statement on Form S-3 (File No. 333-66795) filed with the Securities and Exchange Commission on November 4,1998.

      On October 30, 1998, NTS completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The merger was treated as a pooling of interests whereby NTS issued to the shareholders of XXCAL 1,297,878 shares of NTS common stock constituting 15.6% of the outstanding common stock of NTS after giving effect to the merger. NTS has also reserved an additional 214,622 shares of its common stock for issuance upon exercise of outstanding XXCAL stock options that were assumed by the Company.

      The statements presented as of and for the nine-month and three-month periods ended October 31, 1998 and 1997 are unaudited and are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB 16). They include the combined financial statements of NTS and XXCAL from the beginning of the fiscal year. All prior year financial statements have also been restated to reflect the pooling of interests method of accounting. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2     Merger Costs

      For the nine months ended October 31, 1998, the Company incurred $906,000 in one-time merger costs related to outside consulting, accounting, legal fees and other fees and expenses specifically associated with the merger between NTS and XXCAL and in accordance with APB 16 these costs were expensed as incurred. The majority of these merger costs are non-deductible for tax purposes.

3.    Start-Up Expenses

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements during the third quarter of its current fiscal year ending January 31, 1999. The effect of adoption of SOP 98-5 was to record a one-time charge of the cumulative effect of changes in accounting of $473,000 ($0.06 per basic share and $0.05 per diluted share) net of taxes to expense all start-up costs. $95,000 ($0.01 per basic and diluted share) in start-up costs will be retroactively expensed in the first quarter of the current fiscal year and the remaining $378,000 ($0.05 per basic share and $0.04 per diluted share) is expensed in the third quarter of the current fiscal year.

4.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year based on the provision accrued for the Company's year ended January 31, 1998. However the combined tax provision is less than the expected statutory rate as XXCAL had elected to be taxed as an S Corporation for the period preceding the merger.

5.    New Accounting Standards

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

6.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

7.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31,1998 was $951,000 and $1,116,000 respectively. Cash paid for interest and taxes for the nine months ended July 31, 1997 was $907,000 and $944,000 respectively.

8.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 63% to NTS, Inc. and 37% to National Quality Assurance, Ltd for the fiscal year ending January 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated.

GENERAL

On October 30, 1998, the Company completed its merger with XXCAL. The transaction was treated as a pooling of interests whereby NTS issued to the shareholders of XXCAL 1,297,878 shares of NTS common stock constituting 15.6% of the outstanding common stock of NTS after giving effect to the merger. NTS has also reserved an additional 214,622 shares of its common stock for issuance upon exercise of outstanding XXCAL, Inc. stock options that were assumed by the Company.

XXCAL is principally engaged in outsourcing personnel for a wide variety of temporary technical and professional positions into the information technology and information systems industries including compatibility testing of hardware and software components. XXCAL has approximately 300 employees and has offices in Los Angeles, San Francisco, San Jose, Austin, Houston, London, England and Yokohama, Japan.

The statements presented as of and for the nine-month and three-month periods ended October 31, 1998 and 1997 are unaudited and are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board. They include the combined financial statements of NTS and XXCAL from the beginning of the fiscal year. All prior year financial statements have also been restated to reflect the pooling of interests method of accounting.

The consolidated balance sheets presented herein for the prior year are as of January 31, 1998 for NTS and December 31, 1997 for XXCAL. The consolidated statements of income and operations presented herein for the prior year are for the nine months and three months ended October 31, 1997 for NTS and nine months and three months ended September 30, 1997 for XXCAL. The consolidated statements of cash flows presented herein for the prior year are for the nine months ended October 31, 1997 for NTS and nine months ended September 30, 1997 for XXCAL. All financial statements presented herein for the current year are as of and for the nine and three months ended October 31, 1998 for both entities.

The Company has reorganized itself into two major operational groups: 1) The Evaluation and Engineering Group which includes all the Technical Services testing facilities and the Certification Services unit. 2) The IT Solutions Group which combines XXCAL with the NTS Technical Staffing and Registration businesses. Each group is under the direction of its own executive management team. Accordingly, the Company's segment reporting has been changed to reflect this new structure.

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the nine months ended October 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Nine months ended October 31          1998   % Change         1997
(Dollars in thousands)         -----------------------------------

Evaluation & Engineering           $32,904       4.0%      $31,631
IT Solutions                        35,148      21.6%       28,901
                               -----------            ------------
   Total net revenues              $68,052      12.4%      $60,532
                               ===========            ============

For the nine months ended October 31, 1998, consolidated revenues increased by $7,520,000 or 12.4% when compared to the same period in 1997.

Evaluation & Engineering:
-------------------------
In 1998, the Evaluation and Engineering segment revenues increased by $1,273,000 primarily due to the additional revenues generated from two new testing facilities added during 1997. This increase was partially offset by decreases in the revenues generated by some of the facilities which have experienced a slowdown in their production activities as some programs are reaching maturity and as some of the newer research and development programs being conducted by the Company's clients are experiencing difficulties producing new products due

                                       10
to technological problems thus delaying production of hardware for evaluation and testing.

IT Solutions:
-------------
Revenues in the IT Solutions segment increased by $6,247,000 or 21.6% due to increases in fee placements in the IT portion of its business, the continuing success of its strategic alliances with Fortune 500 companies and other major technical staffing companies, an aggressive expansion into new markets in the IT business and an increase in registration revenues due to increased demand by U.S. companies for ISO 9000 certification. The Company has increased its efforts in the permanent placement market due to customer demand and has enjoyed growth in that area. Because of the Asian economic decline, several key programs in the hardware and software compatibility testing area have been delayed or canceled. This has particularly affected the growth of the revenues from the Japanese market. In order to mitigate this downturn, the Company is now 52% owner in a Japanese company based in Yokohama. This will allow Japanese customers to work directly with our Company in Japan thus reducing their export costs and the delays associated with exporting.

GROSS PROFIT
Nine months ended October 31          1998   % Change         1997
(Dollars in thousands)          -----------------------------------

Evaluation & Engineering            $8,605      -1.0%       $8,694
  % to segment revenue               26.2%                   27.5%
IT Solutions                        11,025      24.3%        8,870
  % to segment revenue               31.4%                   30.7%
                                 ---------               ---------
Total                              $19,630      11.8%
                                                           $17,564
                                 =========               =========
 % to total net revenue              28.8%                   29.0%

Total gross profit for the nine-month period ended October 31, 1998 increased by $2,066,000 or 11.8% when compared to 1997 primarily as a result of increased revenues in the IT Solutions Group.

Evaluation & Engineering:
-------------------------
Gross profit for the Evaluation and Engineering Group slightly decreased as a result of the slowdown in revenues and competitive pressures which had an adverse effect on margins. The slowdown in revenues was partially due to the delays in the production of hardware for evaluation and testing discussed above, while some of the labor costs remained constant and thus had an adverse effect on margins. In addition, government laboratories are becoming more aggressive in competing with private industry for programs, thus increasing the pressure on profits.

IT Solutions:
-------------
Gross profit as a percentage of net revenues in 1998 increased by $2,155,000 or 24.3% in the IT Solutions Group when compared to the same period in 1997 due to the continued growth in this segment of the business and the success in obtaining more permanent placement contracts. However, the slowdown in revenues from the Japanese market discussed above had an adverse impact on profits.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31          1998   % Change         1997
(Dollars in thousands)          -----------------------------------

Evaluation & Engineering            $5,190       7.7%       $4,817
  % to segment revenue               15.8%                   15.2%
IT Solutions                         9,328      25.4%        7,441
  % to segment revenue               26.5%                   25.7%
                                 ---------               ---------
Total S G & A                      $14,518      18.4%      $12,258
                                 =========               =========
 % to total net revenue              21.3%                   20.3%

Total selling, general and administrative expenses increased $2,260,000 or 18.4% for the nine-month period ended October 31, 1998 when compared to the same period in 1997.

Evaluation & Engineering:
-------------------------
The increase in the Evaluation and Engineering segment was due to efforts to expand the base of business into new technological areas by engaging specialists in these new areas to offset the relatively flat growth in the basic testing business. The Company is redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus the Company has hired a number of such specialists which has caused selling expenses to increase in advance of achieving results from their work.

IT Solutions:
-------------
The increase in the IT Solutions segment was due primarily to costs related to the planned expansion of the sales and marketing capabilities through new marketing programs and expansion efforts in new markets.

The Company continues to look for new ways to reduce costs yet remain effective in all segments of its business.


MERGER COSTS
Nine months ended October 31          1998   % Change         1997
(Dollars in thousands)          -----------------------------------

Merger Costs                          $906        N/A         $0

During the nine months period ended October 31, 1998, the Company incurred $906,000 in one-time costs related to the merger with XXCAL. These costs are related to outside consulting, accounting, legal fees and other fees and expenses specifically associated with the merger and in accordance with APB 16, they were expensed as incurred.

INTEREST EXPENSE

Net interest expense decreased $40,000 in the nine months ended October 31, 1998, when compared to the same period in 1997. This decrease was principally due to lower interest rates offset by slightly higher average debt balances.

INCOME TAXES

The income tax provisional rate for the first nine months of 1998 (40.6%) and 1997 (37.6%) reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. The estimate for fiscal year ending January 31, 1999 is based on the actual provision accrued for fiscal year ended January 31, 1998 and XXCAL's projected income tax rate which is lower since it had elected to be taxed as an S Corporation for the period preceding the merger. Additional adjustments were made to the current year provision to account for the non-deductibility for tax purposes of certain merger costs. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

START-UP EXPENSES

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up activities", which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements during the quarter ended October 31, 1998 which resulted in a one-time charge of $473,000 net of taxes in start-up related expenses. (See note 3)

NET INCOME

The decrease in net income for the nine months ended October 31, 1998, compared to the same period in 1997, was primarily due to the one-time merger costs and start-up expenses discussed above. In addition, the Company experienced higher selling, general and administrative expenses, offset partially by higher gross profit margins due to increased revenues.

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

RESULTS OF OPERATIONS
---------------------
REVENUES
Quarter ended October 31              1998   % Change         1997
(Dollars in thousands)          -----------------------------------

Evaluation & Engineering           $10,718      -2.6%      $11,003
IT Solutions                        12,512      19.8%       10,440
                                 ---------              ----------
   Total Revenues                  $23,230       8.3%      $21,443
                                 =========              ==========

For the three months ended October 31, 1998, consolidated revenues increased by $1,787,000 or 8.3% when compared to the same period in 1997.

Evaluation & Engineering:
-------------------------
Revenues in the Evaluation and Engineering segment decreased $285,000 primarily due to decreases in the revenues generated by some of the facilities which have experienced a slowdown in their production activities as some programs are reaching maturity and as some of the newer research and development programs being conducted by the Company's clients are experiencing difficulties producing new products due to technological problems thus delaying production of hardware for evaluation and testing. This decrease was partially offset by revenues from a new test facility opened during the fourth quarter of last year.

IT Solutions:
-------------
Revenues in the IT Solutions segment increased $2,072,000 or 19.8% due to increases in fee placements in the IT portion of its business, the continuing success of its strategic alliances with Fortune 500 companies and other major technical staffing companies, the expansion into new markets and an increase in registration revenues due to increased demand by U.S. companies for ISO 9000 certification. The Company has increased its efforts in the permanent placement market due to customer demand and has enjoyed growth in that area. Because of the Asian economic decline, several key programs in the hardware and software compatibility testing area have been delayed or canceled. This has particularly

                                       14
affected the growth of the revenues from the Japanese market. In order to mitigate this downturn, the Company is now 52% owner in a Japanese company based in Yokohama. This will allow Japanese customers to work directly with our Company in Japan thus reducing their export costs and the delays associated with exporting.

GROSS PROFIT
Quarter ended October 31              1998   % Change         1997
(Dollars in thousands)          -----------------------------------

Evaluation & Engineering            $2,532     -16.6%       $3,035
  % to segment revenue               23.6%                   27.6%
IT Solutions                         4,092      24.6%        3,285
  % to segment revenue               32.7%                   31.5%
                                 ---------               ---------
Total Gross Profit                  $6,624       4.8%       $6,320
                                 =========               =========
 % to total revenues                 28.5%                   29.5%

Total gross profit for the three months ended October 31, 1998 increased by $304,000 or 4.8% primarily as a result of increased revenues in the IT Solutions Group which carry a higher gross margin.

Evaluation & Engineering:
-------------------------
Gross profit for the Evaluation and Engineering Group decreased as a result of the slowdown in revenues and competitive pressures which had an adverse effect on margins. The slowdown in revenues was partially due to the delays in the production of hardware for evaluation and testing discussed above, while some of the labor costs remained constant and thus had an adverse effect on margins. In addition, government laboratories are becoming more aggressive in competing with private industry for programs, thus increasing the pressure on profits.

IT Solutions:
------------
Gross profit as a percentage of net revenues in 1998 increased 24.3% in the IT Solutions Group when compared to the same period in 1997 due to the continued growth in this segment of the business and the success in obtaining more permanent placement contracts. However, the slowdown in revenues from the Japanese market discussed above had an adverse impact on profits.

SELLING, GENERAL & ADMINISTRATIVE
Quarter ended October 31              1998   % Change         1997
(Dollars in thousands)          -----------------------------------

Evaluation & Engineering            $1,971      14.7%      $1,718
  % to segment revenue               18.4%                  15.6%
IT Solutions                         3,484      30.1%       2,677
  % to segment revenue               27.8%                  25.6%
                                 ---------               --------
Total S G & A                       $5,455      24.1%      $4,395
                                 =========               ========
 % to total revenues                 23.5%                  20.5%

Total selling, general and administrative expenses increased by $1,060,000 or 24.1% for the quarter ended October 31, 1998 when compared to the same period in 1997.

Evaluation & Engineering:
-------------------------
The increase in the Evaluation and Engineering segment was due to efforts to expand the base of business into new technological areas by engaging specialists in these new areas to offset the relatively flat growth in the basic testing business. The Company is redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus the Company has hired a number of such specialists which has caused selling expenses to increase in advance of achieving results from their work

IT Solutions:
-------------
The increase in the IT Solutions segment was due primarily to costs related to the planned expansion of the sales and marketing capabilities through new marketing programs and expansion efforts in new markets.

The Company continues to look for new ways to reduce costs yet remain effective in all segments of its business.

MERGER COSTS
Three months ended October 31         1998   % Change         1997
(Dollars in thousands)          -----------------------------------

Merger Costs                          $545        N/A           $0

During the three months period ended October 31, 1998, the Company incurred $545,000 in one-time costs related to the merger with XXCAL. These costs are related to outside consulting, accounting, legal fees and other fees and expenses specifically associated with the merger and in accordance with APB 16, they were expensed as incurred.

INTEREST EXPENSE

Net interest expense decreased $27,000 in the quarter ended October 31, 1998, when compared to the same period in 1997. This decrease was principally due to lower interest rates offset by slightly higher average debt balances.

INCOME TAXES

The income tax provisional rate for the quarters ended October 31, 1998 and 1997 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes and adjustments that were made to the current year provision to account for the non-deductibility for tax purposes of certain merger costs. The estimate for fiscal year ending January 31, 1999 is based on the actual provision accrued for fiscal year ended January 31, 1998 and XXCAL's projected income tax rate which is lower since it had elected to be taxed as an S Corporation for the period preceding the merger. Management has determined that it is more likely than not that the deferred tax asset will be

                                       16
realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

START-UP EXPENSES

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up activities", which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements during the quarter ended October 31, 1998 which resulted in a one-time charge of $378,000 net of taxes in start-up related expenses during the third quarter of the current fiscal year. $95,000 in start-up costs will be retroactively expensed in the first quarter of the current fiscal year. (See note 3)

NET INCOME (LOSS)

The decrease in net income (loss) for the three months ended October 31, 1998, compared to the same period in 1997, was primarily due to the one-time merger costs and start-up expenses discussed above. In addition, the Company experienced higher selling, general and administrative expenses, offset partially by higher gross profit margins due to increased revenues.

BUSINESS ENVIRONMENT

Evaluation & Engineering:
-------------------------
The business climate which has in the past shown signs of uncertainty and which had appeared to stabilize last year, has again become uncertain. This has occurred due to program delays in new research and development projects caused by technical difficulties being experienced by the Company's clients. In addition, the trend to outsourcing, which started when many contractors began downsizing, has begun to reverse. Some are now keeping programs in-house. Also, government laboratories are becoming more aggressive in competing with private industry for programs. All these factors have rendered the market more competitive with an attendant pressure on profits.

IT Solutions:
-------------
The Company has aggressively pursued additional business in the growing IT market. The Company supplies IT professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. The Company believes the growth in this sector will be accompanied by higher margins and contribute favorably to the overall product mix. Also, the Company continues to pursue ISO registration business as demand for these services continues to increase as more companies must compete for business in the global market place.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended October 31, 1998, cash provided by operations increased by $1,189,000 when compared to the same period in 1997. Major items contributing to this increase were increases in accrued expenses, depreciation and amortization and the effect of changes in accounts payable and inventories partially offset by a decrease in net income and income taxes.

Net cash used in investing activities in the nine-month period ended October 31, 1998 decreased $684,000 over the same period in 1997 due to reduced capital requirements for fiscal year 1999 as compared to fiscal year 1998. The actual level of capital spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Company's operating requirements.

In the nine-month period ended October 31, 1998, net cash used for financing activities consisted of debt reduction on lines of credit and short term and long term debt of $4,689,000 and cash dividends paid of $488,000 and distributions of $362,000 offset by increases in lines of credit and term loans of $4,743,000 and proceeds from issuance of common stock of $176,000. In September 1997, the Company negotiated with Sanwa Bank California as agent and Mellon Bank for a new credit agreement which includes a $6,000,000 revolving line of credit at an interest rate equal to the Bank's reference rate plus 0.25% which expires in September 1999. Also included in the new agreements is a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003. On October 30, 1998, the credit agreement was amended: 1) to extend the term of the revolving line to September 8, 2000 2) to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the Bank's reference rate and 3) to add a new term loan for $2,000,000 at an interest rate equal to the Bank's reference rate plus 0.25% and a maturity date of November 1, 2003.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit which had $4,100,000 available at October 31, 1998.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 10(c)2 - Second Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS dated October 30, 1998.

         Exhibit 27 - Financial Data Schedule

         (b) Form 8-K

         During the quarter ended October 31, 1998, the registrant did not file a current report on Form 8-K.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date:  December 11, 1998      By: /s/ Lloyd Blonder
                                  ----------------------------
                                  Lloyd Blonder
                                  Senior Vice President
                                  Chief Financial Officer

                                  (Signing on behalf of the
                                   registrant and as principal
                                   financial officer)

                                 Exhibit Index

Exhibit No.         Description                                    Page No.
-----------         --------------                                 ---------

10(c)(2)            Second Amendment to Credit Agreement between
                    Sanwa Bank California, Mellon Bank and NTS
                    dated October 30, 1998                             21

27                  Financial Data Schedule                            42

                                                               Exhibit 10(c)(2)
                     SECOND AMENDMENT TO CREDIT AGREEMENT

      THIS SECOND AMENDMENT TO CREDIT AGREEMENT (the "Second Amendment") is made and dated as of the 30th day of October, 1998, by and among SANWA BANK CALIFORNIA ("Sanwa"), those other banks (each, including Sanwa, a "Lender" and, collectively, the "Lenders"), party with Sanwa to the Agreement defined in Recital A below, SANWA, as agent for the Lenders (in such capacity, the "Agent") and as the L/C Bank (as defined in the Agreement), and NTS TECHNICAL SYSTEMS, a California corporation (the "Borrower").

                                   RECITALS

      A. Pursuant to that certain Credit Agreement dated as of September 8, 1997 among the Agent, the Lenders and the Borrower (as amended, modified, or waived, the "Agreement"), the Lenders agreed to extend credit to the Borrower on the terms and subject to the conditions set forth therein. All capitalized terms not otherwise defined herein shall have the meanings given to such terms in the Agreement.

      B. The Borrower, the Agent and the Lenders desire to amend the Agreement as more particularly described below.

      NOW, THEREFORE, in consideration of the foregoing Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:


                                  AGREEMENT


      1. Extension of Term and Increase in Amount of Revolving Loans. To reflect the agreement of the parties hereto to extend the term during which Revolving Loans are available and to increase the amount thereof, effective as of the Effective Date (as defined in Paragraph 10 below):

            (a) The definition of "Revolving Credit Limit" set forth in Paragraph 1 of the Agreement is hereby amended to read in its entirety as follows:

                  "'Revolving Credit Limit' shall mean $8,000,000, as such amount may be increased or decreased by written agreement of the Agent, the Borrower and one hundred percent (100%) of the Lenders."

            (b) The definition of "Revolving Loan Maturity Date" set forth in Paragraph 1 of the Agreement is hereby amended to read in its entirety as follows:

                  "'Revolving Loan Maturity Date' shall mean the earliest of:
(i) September 8, 2000, as such date may be extended from time to time in writing by the Borrower and one hundred percent (100%) of the Lenders, in their sole discretion, (ii) the date the Lenders terminate their obligation to make further Loans hereunder pursuant to Paragraph 8 below, or (iii) the date the Revolving Credit Limit is reduced to $0.00."

      2. Addition of New Credit Facility. To reflect the agreement of the Lenders hereto to provide an additional term loan facility, effective as of the Effective Date:

            (a) A new Paragraph 2(a)(4) is hereby added to Paragraph 2(a) of the Agreement to read in its entirety as follows:

                  "(4) 1998 Term Loans. On the terms and subject to the conditions set forth herein, each Lender agrees that it shall make 1998 Term Loans (the '1998 Term Loans' or a '1998 Term Loan') to the
      Borrower in one disbursement made within fifteen (15) days of the Effective Date of the Second Amendment to this Agreement in an aggregate amount with all its other outstanding 1998 Term Loans not to exceed its Percentage Share of the 1998 Term Loan Credit Limit. Once borrowed, the 1998 Term Loans may not be repaid and reborrowed."

            (b) A new Paragraph 2(b)(3) is hereby added to Paragraph 2(b) of the Agreement to read in its entirety as follows:

                  "(3) 1998 Term Loans. 1998 Term Loans shall be maintained, at the election of the Borrower made from time to time as permitted herein, as Reference Rate Loans, Eurodollar Loans, or Fixed Rate Loans."

            (c) Paragraph 2(d) is hereby amended to add the following clause immediately prior to the period at the end of the first sentence therein: "and, with respect to 1998 Term Loans, on the 1998 Term Loan Maturity Date".

            (d) A new Paragraph 2(e)(1)(iii) is hereby added to Paragraph 2(e) of the Agreement to read in its entirety as follows:

                  "(iii) the principal amount of the 1998 Term Loans in sixty
      (60) equal installments of $33,333.33 on the first Business Day of each month, commencing December 1, 1998 until the 1998 Term Loan Maturity Date when the 1998 Term Loans remaining outstanding shall be due and payable."

            (e) Paragraph 3(c)(1) of the Agreement is hereby amended to delete the first sentence thereof and to replace the same with the following language to read in its entirety as follows:

                  "The obligation of the Borrower to repay the Loans may at the request of any Lender be evidenced by notes payable to the order of such Lender in the form of that attached hereto as Exhibit A-1, Exhibit A-2, and Exhibit A-3, respectively (a "Note" or the "Notes")."

            (f) A new Exhibit A-3 in the form of that attached hereto as Amendment Exhibit 1 is hereby added to the Agreement.

            (g) Paragraph 1 of the Agreement is hereby amended to add the following new definitions, in correct alphabetical order, to read in its entirety as follows:

                  "'1998 Term Loans' shall have the meaning given such term in Paragraph 2(a) below."

                  "'1998 Term Loan Credit Limit' shall mean $2,000,000, as such amount may be increased or decreased by written agreement of the Agent, the Borrower and one hundred percent (100%) of the Lenders."

                  "'1998 Term Loan Maturity Date' shall mean the earlier of (i) November 1, 2003, as such date may be extended from time to time in writing by the Borrower and one hundred percent (100%) of the Lenders in their sole discretion and (ii) the date the Lenders terminate their obligation to permit the 1998 Term Loans to remain outstanding pursuant to Paragraph 8 below."

                  "'1998 Term Loan Note' shall mean that note substantially in the form of Exhibit A-3 attached hereto."

            (h) The following existing definitions set forth in Paragraph 1 of the Agreement are hereby amended to read in their entirety as follows:

                  "'Loans' shall mean Revolving Loans, Term Loans and 1998 Term Loans."

                  "'Interest Period' shall mean (i) with respect to any Fixed Rate Loan, a period not less than one year agreed upon by the Lenders and
      (ii) with respect to any Eurodollar Loan, the period commencing on the date advanced and ending one, two, three or six months thereafter or, if applicable, on the 1998 Term Loan Maturity Date, all as designated in the related Loan Request; provided, however, that (a) any Interest Period applicable to a Eurodollar Loan which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless by such extension it would fall in another calendar month, in which case such Interest Period shall end on the immediately preceding Eurodollar Business Day, (b) any Interest Period applicable to a Eurodollar Loan which begins on a day for which there is no numerically corresponding day in the calendar month during which such Interest Period is to end shall, subject to the provisions of clause (a) hereof, end on the last day of such calendar month, (c) no such Interest Period applicable to Revolving Loans shall extend beyond the Revolving Loan Maturity Date, (d) no Interest Period applicable to Term Loans shall extend beyond the Term Loan Maturity Date, and (e) no Interest Period applicable to 1998 Term Loans shall extend beyond the 1998 Term Loan Maturity Date."

      3. Modification of Pricing Provisions. To reflect the agreement of the parties hereto to modify the pricing provisions applicable to the Revolving Loans and to provide pricing provisions applicable to the 1998 Term Loans, effective as of the Effective Date, the following existing definitions set forth in Paragraph 1 of the Agreement are hereby amended to read in their entirety as follows:

                  "'Applicable Reference Rate' shall mean the Reference Rate, as from time to time in effect, plus (i) in the case of Revolving Loans, 0.00% per annum, (ii) in the case of Term Loans, 0.50% per annum, and
      (iii) in the case of 1998 Term Loans, 0.25% per annum.

                  "'Adjusted LIBOR Spread' shall mean (i) in the case of Revolving Loans, 2.00% per annum, (ii) in the case of Term Loans, 2.50% per annum, and (iii) in the case of 1998 Term Loans, 2.25% per annum."

                  "'Fixed Rate' shall mean a per annum rate equal to the sum of
      (i) a fixed rate agreed upon by the Lenders for a given Interest Period plus (ii) in the case of Term Loans, 2.50% per annum, and (iii) in the case of 1998 Term Loans, 2.25% per annum."

      4. Acquisition of XXCAL, INC. and XXCAL, LIMITED by Parent. To reflect the agreement of the parties hereto regarding certain acquisitions by the Parent and to modify certain provisions of the Agreement affected by such acquisitions, effective as of the Effective Date:

            (a) Pursuant to Paragraph 7(d) of the Agreement, the Lenders hereby consent to the acquisition by the Parent of XXCAL, INC., a California corporation, and XXCAL, LIMITED, a United Kingdom corporation, in accordance with the terms of the XXCAL Agreements.

            (b) Exhibit I of the Agreement is hereby amended and restated to read as set forth as Amendment Exhibit 2 to this Agreement.

            (c) Paragraph 1 of the Agreement is hereby amended to add the following new definitions, in correct alphabetical order, to read in their entirety as follows:

                  "'XXCAL Acquisitions' shall mean the acquisition by the Parent of all of the issued shares of (i) XXCAL, INC., a California corporation, under the terms of the XXCAL, INC. Agreement and (ii) XXCAL, LIMITED, a United Kingdom corporation, under the terms of the XXCAL, LIMITED Agreement."

                  "'XXCAL Closing Date' shall mean the date upon which the Closings of the transactions contemplated by the XXCAL Agreements have occurred (as such terms are defined therein)."

                  "'XXCAL, INC.' shall mean XXCAL, INC., a California corporation."

                  "'XXCAL, INC. Agreement' shall mean that certain Agreement and Plan of Merger dated as of August 21, 1998 by and among Parent, XXCAL, INC., and NTS Acquisition Corp., as amended."

                  "'XXCAL, Japan K.K.' shall mean XXCAL, Japan K.K., a Japanese corporation."

                  "'XXCAL, LIMITED' shall mean XXCAL, LIMITED, a United Kingdom corporation."

                  "'XXCAL, LIMITED Agreement' shall mean that certain Share Purchase Agreement dated as of August 21, 1998 by and among Parent, XXCAL, LIMITED, and XXCAL Shareholders, as amended."

                  "'XXCAL Agreements' shall mean the XXCAL, INC. Agreement and the XXCAL, LIMITED Agreement."

            (d) The existing definition of "Guarantors" as set forth in Paragraph 1 of the Agreement is hereby amended to read in its entirety as follows:

                  "'Guarantors shall mean the Parent, its Subsidiaries (except NQA USA, a Massachusetts corporation, XXCAL, LIMITED, a United Kingdom corporation, and XXCAL, Japan K.K., a Japanese corporation) and each of the Borrower's Subsidiaries."

            (e) Paragraph 8(m) of the Agreement is deleted in its entirety.

      5. Modification of Letters of Credit. To reflect the agreement of the parties hereto to amend certain provisions applicable to Letters of Credit, effective as of the Effective Date:

            (a) Paragraph 2(a)(2) of the Agreement is hereby amended to add the following sentence immediately following the period of the last sentence thereof:

                  "At the election of the Borrower, Letters of Credit may be issued in an Optional Currency, so long as the Equivalent Amount of the face amount of such Letters of Credit in an aggregate amount with other Outstanding Letters of Credit does not exceed the L/C Sublimit."

            (b) Paragraph 3(c)(2) of the Agreement is hereby amended to add the following sentence immediately following the period of the first sentence therein:

                  "If, at any time, the Equivalent Amount of Letters of Credit outstanding in an Optional Currency and all other Outstanding Letters of Credit exceed the L/C Sublimit, the Borrower shall cause such excess amount to be reduced in accordance with the conditions and terms hereof. If the amount of (i) Revolving Loans outstanding, (ii) the Equivalent Amount of Letters of Credit outstanding and (iii) all other Outstanding Letters of Credit exceed the Revolving Credit Limit, the Borrower shall repay such amount in excess of the Revolving Credit Limit to the Lenders in the manner provided for herein."

            (c) Paragraph 3(d) of the Agreement is hereby amended to delete the first sentence thereof and to replace same with the following:

                  "All payments made on account of the Obligations shall be made by the Borrower, without setoff or counterclaim, in lawful money of the United States of America in immediately available funds (except for the XXCAL Letter of Credit and those Letters of Credit in which the Borrower elected issuance of such Letters of Credit in an Optional Currency, as to which Letters of Credit, all reimbursements of L/C Drawings shall be made in the currency in which such Letter of Credit is then denominated), free and clear of and without deduction for any taxes, fees or other charges of any nature whatsoever imposed by any taxing authority and must be received

                                       5
      by the Agent by 12:00 noon (Los Angeles time) on the day of payment, it being expressly agreed and understood that if a payment is received after 12:00 noon (Los Angeles time) by the Agent, such payment will be considered to have been made by the Borrower on the next succeeding Business Day and interest thereon shall be payable by the Borrower at the Applicable Reference Rate during such extension. If any L/C Drawing in an Optional Currency is not repaid when due, the Borrower's reimbursement Obligation shall immediately be converted into a United States Dollar Obligation in the Equivalent Amount."

            (d) Paragraph 1 of the Agreement is hereby amended to add the following new definitions, in correct alphabetical order, to read in their entirety as follows:

                  "'Dollar' and '$' shall mean United States dollars."

                  "'Equivalent Amount' shall mean, on the date any such determination is made, the equivalent of Dollars and an Optional Currency calculated at the spot rate for the purchase of such Optional Currency with Dollars quoted by Sanwa's Los Angeles foreign currency exchange desk."

                  "'Optional Currency' shall mean English pounds sterling, Swiss francs, French francs, Federal Republic of Germany deutschmarks, Japanese yen, the European Euro or, at the option of the Lenders, any other currency which is freely transferable and convertible into Dollars."

                  "'XXCAL Letter of Credit' shall mean that certain Letter of Credit issued by Sanwa for the account of XXCAL, INC., in the amount of 20,000,000 Japanese yen."

            (e) The existing definition of "Outstanding Letter of Credit" as set forth in Paragraph 1 of the Agreement is hereby amended to read in its entirety as follows:

                  "'Letters of Credit' shall mean (i) those letters of credit issued by the L/C Bank for the account of the Borrower from time to time from the date hereof to and including the 30th day immediately preceding the Revolving Loan Maturity Date and (ii) the XXCAL Letter of Credit."

                  "'Outstanding Letter of Credit' shall mean (i) any Letter of Credit which has not been canceled, expired un-utilized or fully drawn down and (ii) the amount of any unreimbursed L/C Drawings. The amount of Outstanding Letters of Credit in an Optional Currency shall equal the Equivalent Amount thereof."

      6. Modification of Reporting Requirements. To reflect the agreement of the parties hereto to amend certain of the reporting requirements set forth in the Agreement, effective as of the Effective Date:

            (a) Paragraph 6(b)(3) of the Agreement is hereby amended to read in its entirety as follows:

                  "(3) Within 60 days after the last day of the first three fiscal quarters of the fiscal year and within 120 days after the last day of the fiscal year of the Parent, a summary accounts receivable aging for the Parent and its Subsidiaries;"

            (b) Paragraph 6(b)(4) of the Agreement is hereby amended to read in its entirety as follows:

                  "(4) Within 60 days after the last day of each of the first three fiscal quarters of the fiscal year and within 120 days after the last day of the fiscal year of the Parent, backlog reports for the Parent and its Subsidiaries;"

      7. Modification of Financial Covenants: To reflect the agreement of the parties hereto to amend certain of the financial covenants set forth in the Agreement, effective as of the Effective Date, Paragraph 7(j) of the Agreement is hereby amended to read in its entirety as follows:

            "7(j) Financial Covenants. For the Parent and its Consolidated Subsidiaries calculated on a consolidated basis in accordance with GAAP:

                  (1) permit its Tangible Net Worth at any one time to be less than the sum of (A) until the XXCAL Closing Date, $15,750,000 and, thereafter, $21,000,000 plus (B) as at the end of each fiscal quarter, 60% of net income after taxes and dividends for the fiscal quarter just ended (but, in each case, only if a positive number). Additions to Tangible Net Worth shall be made as at the end of each fiscal quarter commencing August 1, 1998 and shall be cumulative for each successive quarter;

                   (2) at any one time, permit the ratio of (i) all liabilities which in accordance with GAAP and industry practices are shown on the liability side of a balance sheet to (ii) Tangible Net Worth at any one time to be greater than 1.50 to 1.00;

                   (3) make capital expenditures in aggregate in excess of (i) $4,350,000 in the fiscal year ending January 31, 1999 or (ii) $2,500,000 in any fiscal year thereafter;

                   (4) permit at any time the Quick Ratio to be less than 1.10 to 1.00; or

                  (5) as at the end of any fiscal quarter, permit the Debt Coverage Ratio for the preceding four fiscal quarters, to be less than
      1.30 to 1.00."

      8. Modification of Additional Covenants: To reflect the agreement of the parties hereto to amend certain additional covenants set forth in the Agreement, effective as of the Effective Date:

            (a) Paragraph 7(a) of the Agreement is hereby amended to read in its entirety:

                  "7(a) Liens. Create, incur, assume or suffer to exist, any Lien upon any of its property or assets except:

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

                  (5) purchase money Liens on assets securing Indebtedness incurred in purchasing or leasing such assets; and

                  (6) Liens as disclosed in the XXCAL, INC. Agreement in an aggregate amount not to exceed $100,000 (in addition to Funded Debt secured by purchase money Liens described in Paragraph 7(a)(5) above)."

            (b) Paragraph 7(b) of the Agreement is hereby amended to read in its entirety as follows:

                  "7(b) Funded Debt. Create, incur, assume or suffer to exist, or otherwise become or be liable in respect of any Funded Debt except:

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

                  (6) Funded Debt of XXCAL, LIMITED and XXCAL, Japan K.K. in an aggregate amount outstanding not to exceed $500,000; and

                  (7) Other Funded Debt of the Borrower and the Guarantors in an aggregate amount outstanding not to exceed $750,000, excluding Funded Debt secured by purchase money Liens described in Paragraph 7(a)(5) above."

            (c) Paragraph 7(d) of the Agreement is hereby amended to read in its entirety as follows:

            "7(d) Acquisitions; Investments; Advances. Without the prior consent of the Lenders, purchase or acquire or incur liability for the purchase or acquisition of any or all of the assets or business of any Person, other than purchases, acquisitions, and incurrences of liability not in the nature of a business acquisition and made in the ordinary course of business as conducted on the date of this Agreement; or, make or commit to make any advance, loan or extension of credit or capital contributions to, or purchase any stock, bonds, notes, debentures, or other securities of, forgive any Indebtedness of, or make any other investment in, any Person other than:

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

                  (5) (i) Acquisitions by the Parent of XXCAL, INC. and XXCAL, LIMITED and (ii) other acquisitions by the Borrower and the Guarantors in an aggregate amount not to exceed $2,500,000 in any fiscal year;

                  (6)   Investments in the Borrower and Guarantors; and

                  (7) Investment in XXCAL, LIMITED and XXCAL, Japan K.K. in an aggregate amount not to exceed $300,000 after the Second Amendment Effective Date and the XXCAL Letter of Credit.

                  For purposes of this definition, (i) 'Second Amendment Effective Date' shall mean the Effective Date as defined in Paragraph 10 of that certain Second Amendment to Credit Agreement dated as of October __, 1998 by and among Sanwa, the Lenders, the Agent and the Borrower, and
      (ii) 'Investment' shall mean any direct or indirect purchase or other acquisition by that Person of, or a beneficial interest in, stock, or

                                       9
      other securities of any other Person, or any direct or indirect loan, advance (other than advances to employees for moving and travel expenses, drawing accounts and similar expenditures in the ordinary course of business), or transfer of assets, or capital contribution by that Person to any other Person, including all indebtedness and accounts receivable from that other Person which are not current assets or did not arise from sales to that other Person in the ordinary course of business. The amount of any Investment shall be the original cost of such Investment plus the cost of all additions thereto, without any adjustments for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment."

            (d) Paragraph 7(g) of the Agreement is hereby amended to read in its entirety as follows:

                  "7(g) Sale of Assets. In any fiscal year, sell, lease, assign, transfer or otherwise dispose of any of its assets (other than (i) inventory held for sale, (ii) assets of the Borrower and the Guarantors disposed of in the ordinary course of business as presently conducted for an aggregate sales price not in excess of $200,000, and (iii) real property held for sale as of the date of this Agreement in Vista, California), whether now owned or hereafter acquired and not enter into any sale and leaseback agreement relating to its assets without the prior written consent of the Majority Lenders."

      9. Reaffirmation of Security Agreements. The Borrower hereby affirms and agrees that (a) the execution and delivery by the Borrower of and the performance of its obligations under this Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the obligations of the Borrower or the rights of the Lenders under the Security Documents or any other document or instrument made or given by the Borrower in connection therewith, (b) the term "Obligations" as used in the Security Agreement includes, without limitation, the Obligations of the Borrower under the Agreement as amended hereby, and (c) the Security Documents remain in full force and effect and constitutes a continuing first priority security interest in and lien upon the Collateral described therein.

      10. Effective Date. As conditions precedent to the effectiveness of this Second Amendment:

            (a) The Borrower shall have delivered or shall have had delivered to the Agent each of the following (with sufficient copies for each of the Lenders):

                  (i)   A duly executed copy of this Second Amendment;

                  (ii) Copies of the XXCAL Agreements, certified by the Borrower as true and correct copies of each such agreement;

                  (iii) Duly executed copies of a Guaranty, Security Agreement and UCC-1 Financing Statement by XXCAL, INC.;

                  (iv) Such credit applications, financial statements, authorizations, environmental reviews of the Property, and such information concerning the Borrower and its Guarantors and their business, operations and condition (financial and otherwise) as any Lender may reasonably request;

                  (v) Certified copies of resolutions of the Board of Directors of the Borrower and of XXCAL, INC. approving the execution and delivery of the Second Amendment and related Loan Documents to which it is a party;

                  (vi) Certificates of the Secretary or an Assistant Secretary of the Borrower and of XXCAL, INC. certifying the names and true signatures of its officers authorized to sign this Second Amendment and related Loan Documents to which it is a party;

                  (vii) A copy of the Certificate of Incorporation of XXCAL, INC., certified by the Secretary of State of the State of its incorporation as of a recent date;

                  (viii)A copy of each of the Certificate of Incorporation (if required by the Lenders) and Bylaws of XXCAL, INC., certified by the Secretary or an Assistant Secretary of XXCAL, INC. as of the date of this Second Amendment as being accurate and complete;

                  (ix) A certificate of good standing or status of XXCAL, INC. from the Secretary of State of the State of its incorporation as of a recent date;

                  (x) Search reports for XXCAL, INC. for those jurisdictions notified by the Borrower to the Agent in writing as the only jurisdictions in which filings or recordings are necessary to perfect a security interest in the Collateral, which reports shall show only such financing statements and other filings of record as to the Collateral as shall be acceptable to the Agent and each Lender; and

                  (xi) An opinion of Sheppard, Mullin, Richter & Hampton, LLP, counsel to the Parent, the Borrower and their respective Subsidiaries, in form and substance satisfactory to the Lenders, addressing the due authorization, execution and delivery of this Second Amendment and related documents and such other matters as the Lenders shall reasonably request.

            (b) All fees and other amounts payable hereunder prior to such date shall have been paid, and all acts and conditions (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of this Second Amendment and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

            (c) The representations and warranties made by or on behalf of the Borrower and each Guarantor in or pursuant to the Loan Documents shall be accurate and complete in all material respects as if made on and as of such date.

            (d) There shall not have occurred an Event of Default or Potential Default not otherwise cured or waived.

      If this Second Amendment shall not have become effective on or before November 15, 1998, then this Second Amendment shall, at the election of the Lenders as evidenced by written notice to such effect given by the Lenders to the Borrower, terminate and be of no further force or effect.

      11. Representations and Warranties. As an inducement to the Agent, the L/C Bank and each Lender to enter into this Amendment, the Borrower represents and warrants to the Agent, the L/C Bank and each Lender that:

            (a) Corporate Existence; Compliance with Law. The Borrower and each Guarantor (1) is duly organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation and is qualified to do business in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to qualify would have a material adverse effect on it or its property and/or business or on its ability to pay or perform the Obligations, (2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do, and (3) is in compliance with all Requirements of Law and Contractual Obligations.

            (b) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform this Second Amendment and the Agreement as amended hereby to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of this Second Amendment and the Agreement as amended hereby. This Second Amendment and the Agreement as amended hereby have been duly executed and delivered on behalf of the Borrower and each Guarantor party thereto and constitute such Person's legal, valid and binding obligations enforceable against it in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

            (c) No Legal Bar. The execution, delivery and performance of this Second Amendment and the Agreement as amended hereby, the borrowings hereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligations of the Borrower or any Guarantor or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor except as contemplated thereby.

            (d) No Material Litigation. Except as disclosed on Amendment Exhibit 3 hereto, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Borrower or any Guarantor, threatened by or against the Borrower or any Guarantor or against any of the Borrower's or any Guarantor's properties or revenues which is likely to be adversely determined and which, if adversely determined, is likely to have a material adverse effect on the business, operations, property or financial or other condition of the Parent and its Subsidiaries, taken as a whole.

            (e) Consents, etc. No consent, approval, authorization of, or registration, declaration or filing with any Governmental Authority is required on the part of the Borrower or any Guarantor in connection with the execution and delivery of this Second Amendment and the Agreement as amended hereby or the performance of or compliance with the terms, provisions and conditions hereof or thereof.

            (f) No Default. No Potential Default or Event of Default has occurred under the Agreement which has not otherwise been cured or waived.

            (g) Full Disclosure. None of the representations or warranties made by the Borrower or any Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower or any Guarantor in connection with the Loan Documents. contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

      12.   Miscellaneous Provisions.

            (a) Expenses. In accordance with Paragraph 6(g) of the Agreement, the Borrower agrees to pay all reasonable out-of-pocket expenses of the Agent incident to the preparation and negotiation of this Second Amendment.

            (b) Entire Agreement. This Second Amendment embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof and thereof.

            (c) Governing Law. This Second Amendment shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

            (d) Counterparts. This Second Amendment may be executed in any number of counterparts, all of which together shall constitute one agreement.

            (e) Disputed Claims Arbitration.

                  (1) This Paragraph 12(e) concerns the resolution of any controversies or claims between the Borrower and the Agent and/or any Lender and/or the L/C Bank, including but not limited to those that arise from:

                        (i) This Second Amendment (including any renewals, extensions or modifications of this Agreement or any other Loan Document);

                        (ii) Any document, agreement or procedure related to or delivered in connection with this Second Amendment;

                        (iii) Any violation of this Second Amendment; or

                        (iv) Any claims for damages resulting from any business conducted between the Borrower, the Agent and/or any Lender and/or the L/C Bank, including claims for injury to persons, property or business interests (torts).

                  (2) At the request of the Borrower or the Agent and/or any Lender and/or the L/C Bank, any such controversies or claims will be settled by arbitration in accordance with the United States Arbitration Act. The United States Arbitration Act will apply even though this Second Amendment provides that it is governed by California law.

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

                  IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be executed as of the day and year first above written.



                                NTS TECHNICAL SYSTEMS, a California corporation



                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Sr.  VP


                                SANWA BANK CALIFORNIA, as Agent and the L/C
                                Bank



                                By:     /s/ R L Schnurr
                                        -----------------------------
                                Name:       Roger L. Schnurr
                                Title:      Vice President


                                SANWA BANK CALIFORNIA, as a Lender



                                By:     /s/ R L Schnurr
                                        -----------------------------
                                Name:       Roger L. Schnurr
                                Title:      Vice President



                                MELLON BANK, N.A., as a Lender



                                By:     /s/ K D Kelly
                                        -----------------------------
                                Name:       Kevin D. Kelly
                                Title:      Vice President


                         REAFFIRMATION OF GUARANTIES

Each of the undersigned Subsidiaries and Guarantors agrees to the terms of this Second Amendment and hereby ratifies and reaffirms its Guaranty of the Obligations of the Borrower and its grant of a security interest in certain property to secure such Guaranty in favor of the Agent, on behalf of itself, the Lender, and the L/C Bank and agrees that, notwithstanding this Second Amendment and any other amendment or supplement to the Agreement entered into prior to this Second Amendment, its Guaranty shall remain in full force and effect with respect to the Agreement as amended hereby.

                                NATIONAL TECHNICAL SYSTEMS, INC.


                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Sr. Vice President



                                NTS TECHNICAL SYSTEMS (CALIFORNIA)
                                DBA "NATIONAL TECHNICAL SYSTEMS"

                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Sr. Vice President



                                ETCR, INC.

                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Vice President





                                APPROVED ENGINEERING TEST
                                LABORATORIES, INC.

                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Vice President


                                ACTON ENVIRONMENTAL TESTING
                                CORPORATION

                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Vice President




                                NATIONAL TECHNICAL SYSTEMS
                                - CERTIFICATION SERVICES, INC.

                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Vice President




                                WISE AND ASSOCIATES, INC.

                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Vice President




                                NTS TECHNICAL SERVICES, INC.

                                By:     /s/ Lloyd Blonder
                                        -----------------------------
                                Name:       Lloyd Blonder
                                Title:      Vice President



                                                                     AMENDMENT
                                                                     EXHIBIT 1
                                                                     ---------


                                 EXHIBIT A-3
                             TO CREDIT AGREEMENT
                             -------------------

                         FORM OF 1998 TERM LOAN NOTE

$_______________                                         _______________, 1998


            FOR VALUE RECEIVED, the undersigned NTS TECHNICAL SYSTEMS, a California corporation ("Borrower"), hereby unconditionally promises to pay to the order of _________________ ("Lender") the unpaid principal amount of each 1998 Term Loan made by Lender under the Credit Agreement referred to below in accordance with the provisions of such Credit Agreement, provided that on or before the 1998 Term Loan Maturity Date, Borrower shall pay in full the unpaid principal amount of all 1998 Term Loans made by Lender to Borrower under the Credit Agreement referred to below.

            Borrower also promises to pay interest on the unpaid principal amount hereof from the date hereof until paid at the rates and at the times which shall be determined in accordance with the provisions of that certain Credit Agreement dated as of September 8, 1997 entered into among Borrower, Sanwa Bank California, as Agent ("Agent"), Lender and the other lenders named therein (as the same may be amended from time to time, the "Credit Agreement"), and to pay all sums owed to Lender under the Credit Agreement. Any amounts not paid when due under this 1998 Term Loan Note shall bear interest at the rate specified in the Credit Agreement.

            All payments of principal and interest shall be made to Agent for the account of Lender in United States Dollars in immediately available funds at Sanwa Bank California, Sherman Oaks Commercial Banking Center, 15165 Ventura Boulevard, Sherman Oaks, California 91403.

            The type, amounts and dates of all 1998 Term Loans and the amounts and dates of all payments and prepayment hereon shall be endorsed by the holder hereof on a schedule to be attached hereto; provided, however, that the failure by the holder to make such endorsements shall in no way detract from Borrower's obligations hereunder.

            This 1998 Term Loan Note is one of the "Notes" referred to in the Credit Agreement and is subject to the terms and conditions thereof. The Credit Agreement provides, inter alia, for the prepayment in whole or in part hereof or the acceleration of the maturity hereof upon the occurrence of certain events stated therein and for the payment of attorneys' fees incurred to enforce payment hereof. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned in the Credit Agreement.

            The undersigned hereby waives notice of default, presentment, demand for performance, notice of nonpayment, protest, notice of protest and all other


                                       18
notices in connection with the delivery, acceptance, performance, default or enforcement of this 1998 Term Loan Note.

            This 1998 Term Loan Note shall be governed by, and construed and enforced in accordance with, the laws of the State of California.

                                    NTS TECHNICAL SYSTEMS, a California
                                    corporation



                                    By: _________________________

                                    Print Name: _________________

                                    Title: ______________________












                                                                     AMENDMENT
                                                                     EXHIBIT 2
                                                                     ---------
                                  EXHIBIT I
                             TO CREDIT AGREEMENT
                             -------------------

                             LIST OF SUBSIDIARIES
                   (Including Parent and its Subsidiaries)


            National Technical Systems, Inc.

            NTS Technical Systems (California) dba
                  "National Technical Systems"

            ETCR, Inc.

            Approved Engineering Test Laboratories, Inc.

            Acton Environmental Testing Corporation

            National Technical Systems - Certification Services, Inc.

            Wise & Associates, Inc.

            NTS Technical Services, Inc.

            XXCAL, INC.

            XXCAL, LIMITED

            XXCAL, Japan K.K.










                                                                     AMENDMENT
                                                                     EXHIBIT 3
                                                                     ---------

                            SCHEDULE OF LITIGATION



                                     NONE



















