Form 10-K405
period 1999-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 1999-04-28
CIK 110536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended January 31, 1999

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
                      THE SECURITIES EXCHANGE ACT OF 1934:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                   -------------------
Common Stock - No Par Value                                 NASDAQ-NMS

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ..X..

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES ..X..   NO ....

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 20, 1999 was approximately $26,821,000.

The number of shares of Registrant's Common Stock outstanding on April 20, 1999 was 8,321,046.

Portions of the Proxy Statement of Company for the Annual Meeting of Shareholders to be held on June 25, 1999, are incorporated by reference into
Part III of this report.

                             Exhibit Index on Page 55

                       NATIONAL TECHNICAL SYSTEMS, INC.
                           Annual Report (Form 10-K)
                        For Year Ended January 31, 1999

                                    PART I
                                    ------

            Except for the historical information contained herein, certain statements in this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect","anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc's ( "NTS" or "the Company") successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

1.    BUSINESS

            A.    General

            NTS is a diversified services company which operates in two segments: "IT Solutions" and "Engineering & Evaluation". The business of the Company is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Company's corporate headquarters maintains overall supervision, coordination and financial control.

            B.    History

            The Company was founded in 1961, incorporated in 1968 in California and subsequently was incorporated in Delaware in April 1987 to serve as a holding company for its subsidiaries. On January 31, 1997, the Company was merged into a newly formed California corporation named National Technical Systems, Inc. On October 30, 1998, the company completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The merger was treated as a pooling of interests whereby NTS issued to the shareholders of XXCAL 1,297,878 shares of NTS common stock constituting 15.6% of the outstanding common stock of NTS after giving effect to the merger.

            Unless indicated otherwise, the term "Company" or "NTS" includes National Technical Systems, Inc., a California corporation and its wholly owned subsidiaries, NTS Technical Systems, a California corporation, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, Wise and Associates, Inc., a Texas corporation, National Technical Services, Inc., (formerly S&W Technical Services) a Florida corporation, XXCAL, Inc., a California corporation and XXCAL Limited, a United Kingdom corporation, National Quality Assurance - USA, Inc. (NQA), a 50% owned Massachusetts corporation and NTS - CS, a Delaware corporation.

            Historically, the Company's primary businesses have been comprised of technical services and engineering disciplines. These services were provided domestically to a wide range of industries (aerospace, defense, nuclear, automotive and computer, among others) including analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, qualification of equipment for nuclear power plants, engineering design, computer-based structural dynamics and finite element analysis. During fiscal 1998, NTS employed the personnel and leased the laboratory facilities at the Pinellas Science, Technology & Research Center in Largo, Florida and the personnel and Science & Engineering Test Laboratories at McClellan Air Force Base in Sacramento, California, as well as the technical personnel and equipment of Laboratory Testing Systems, Inc. of Athol, Massachusetts. In fiscal 1999, NTS acquired the assets, customers and personnel of NMi USA, a Netherlands company located in Tinton Falls, New Jersey.

            The Company, now, also performs information technology ("IT") managed services which includes technical staffing on a temporary or permanent basis, testing, project management, consulting and quality registration services.

            During fiscal 1995, the Company started its Environmental Services Group which was operated out of Fullerton, California. In January 1997, the Company, after considering the highly competitive and unreliable nature of the business and the inability to operate at profitable levels, elected to discontinue and abandon its Environmental Services segment. See Note 2 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). All information presented herein has been restated to exclude the effects of the Environmental Services segment.

            C.    Financial Information About Industry Segments

      See Note 10 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii).

            D.    Description of Business

            (i)   IT Solutions

      The IT Solutions Group is a provider of information technology, managed services, staffing, testing, and International Standards Organization (ISO) registration services to a diverse group of corporate clients. Utilizing full-time salaried and hourly consultants, the Company offers a wide range of staffing solutions to meet its clients' IT, information systems ("IS") and software engineering needs. The Group's technical consultants have expertise on many hardware platforms utilizing a wide variety of operating systems, languages and software applications. It provides services covering all aspects of development, including planning, design, programming, implementation, testing, maintenance documentation and ongoing management.

      NTS provides support for both software development firms, computer industry hardware manufacturers and networking companies in the areas of quality assurance, programming, compatibility and certification testing, functionality testing, usability testing, test plan development and documentation. Rapid changes in technology require software manufacturers to ensure that their new products are compatible with older hardware platforms as well as the variety of products available to users. Hardware manufacturers need to assure that new products they develop are compatible with existing operational programs they embed in their products and network developers must assure compatibility with the systems used by industry. NTS performs such compatibility testing for the information technology industry. In addition to performing such services at NTS facilities in the U. S., Great Britain and Japan, NTS provides trained test specialists at its client's facilities during their peak demand.

      To support these efforts, NTS programming experts have developed firmware, device drivers, test programs, automated test scripts and benchmark suites for various manufacturers using Microsoft Visual Studio. NTS engineers can also create automated test procedures or test scripts which help validate applications when changes are made or bugs fixed in applications.

      NTS also provides other specialty staffing services such as fault-tolerant application development, network management and desktop services, internet/intranet testing and support and packaged software testing. Help desk support engineers, designers and drafters are made available to the energy generation and petrochemical industries.

      With the ever increasing globalization of industry and trade, the international community has developed a system of quality standards to insure that products manufactured anywhere in the world conform to acceptable standards when sold anywhere else in the world. These standards developed by ISO, and applicable to different industries such as aerospace, automotive and environmental, have at their core audits by accredited agencies aimed at registering compliant firms so that they will be able to ship their products off-shore. NTS provides such third party registrations. To accomplish registration, NTS audits a company's quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the client's quality system is verified to conform to the requirements of the applicable ISO standard, NTS issues a certificate describing the scope of the client's quality system which has been certified. The client is then entitled to display the Registrar's mark on advertising, stationery and its products as evidence that it has achieved ISO registration. Following this, NTS performs periodic follow-up audits to assure that the client remains in compliance.

      As of January 31, 1999, the IT Solutions group served its clients from 18 locations in 10 states and through two international testing facilities:
Calabasas, San Francisco, Los Angeles and San Jose, CA; Boulder and Sedalina, CO; Atlanta, GA; Rye Brook, NY; Raleigh/Durham, NC; Hillsboro, OH; San Antonio, Irving, Houston, Dallas and Austin, TX; Baton Rouge and Lake Charles, LA; Acton, MA; Newport News, VA; London, England; and Yokohama, Japan.

INDUSTRY OVERVIEW
      Over the years, businesses have become increasingly dependent on the use of IT to manage operations more efficiently and remain competitive. Important internal functions, ranging from financial reporting to production and inventory management, have become automated through the use of applications software. In addition, as information systems have become less expensive, more powerful and easier to use, the number and level of employees who use and depend upon these systems have significantly increased.

      Due to the rapid development of technology and the shift from closed, proprietary systems to open systems, many companies' computer systems incorporate a variety of hardware and software components which may span a number of technology generations. For example, a company may operate concurrently on mainframe, midrange and client/server hardware platforms running a variety of operating systems and relational databases. Systems applications development has become much more important in this environment as IT departments strive to integrate a company's information processing capabilities into a single system while providing for ever-changing functionality.

      The increase in the use of sophisticated information technologies has occurred at the same time that economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are increasingly using IT staffing companies to supplement their IT operations. Utilizing outside IT technical consultants allows a company's management to focus on core business operations, affords greater staffing flexibility in IT departments and increases a company's ability to adapt to and keep pace with rapidly changing and increasingly complex technologies. It also provides access to specialized technical skills on a project-by-project basis, better matches staffing levels to current needs, converts fixed labor costs into variable costs, and reduces the cost of recruiting, training and terminating employees as evolving technologies require new programming skill sets.

      According to the May 1998 Staffing Industry Report, revenues from technical/computer temporary staffing are estimated to have grown from $7.1 billion in 1994 to $18.5 billion in 1998. The report further estimated an annual growth rate for 1999 of approximately 25%.

BUSINESS STRATEGY
      To meet its clients' comprehensive IT needs, the IT Solutions Group is dedicated to providing solutions to meet its clients' systems, applications, development, and other specialized technical needs. NTS's business strategy encompasses the following elements, which management believes are necessary to ensure high-quality standards and to achieve consistently strong financial performance:

1) Recruit, develop and retain qualified technical consultants. A key element of the Company's success is its ability to recruit, develop and retain qualified technical consultants. Management believes that it has been successful in doing so by offering its technical consultants competitive wages, offering its technical consultants an opportunity to purchase a comprehensive employee benefits package and effectively and consistently communicating with its technical consultants. However, qualified technical consultants are in great demand worldwide and, accordingly, competition for individuals with proven technical skills is intense. NTS attracts new consultants in its established markets primarily through referrals from other technical consultants and the Internet via its website and direct and indirect recruiting capabilities outside the United States, including its two international offices. Through these sources, NTS has compiled a database which includes approximately 100,000 highly qualified technical consultants who become potential resources to place on assignment. NTS is working to continually improve its recruiting capabilities, but expects to experience the same types of difficulties competing for technical consultants as other providers of IT services. NTS competes for technical consultants with other providers of IT services, providers of outsourcing services, temporary personnel agencies, systems integrators, computer systems consultants, clients and potential clients.

2) Emphasize a relationship-oriented approach. NTS serves as an extension of its clients' internal information systems operations and as a long-term partner to fulfill its clients' IT staffing requirements. As a result, NTS emphasizes a relationship-oriented approach to business, rather than the assignment-oriented approach used by many of its competitors. To develop close client relationships, NTS's regional managers and account managers regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute their IT strategies.

3) Focus on improving margins. NTS continuously seeks opportunities to enhance its margins by offering services for which higher margins can be obtained and by reducing costs. For example, NTS offers network management and desktop services, Internet/Intranet development and support, packaged software testing, software engineering and help desk support. In addition, NTS has identified, targeted and expanded into geographic markets which provide relatively greater profitability. NTS also actively seeks acquisition candidates with margins that are, at a minimum, comparable to those of NTS. Finally, NTS focuses on enhancing operating efficiencies and has made and continues to make a substantial investment in upgrading its support systems in order to improve the efficiency of its accounting, sales, recruiting and marketing operations.

4) Provide comprehensive solutions. NTS provides responsive, timely and comprehensive IT solutions for all aspects of the systems' applications development life cycle and for other specialized technical needs. NTS believes that this ability to provide for the full range of such services is an important competitive advantage. NTS also works to ensure that its technical consultants have the expertise and skills needed to keep pace with rapidly evolving information technologies.

GROWTH STRATEGY
      NTS's growth strategy is to expand the geographic scope of its business through internal development and acquisitions and to continue to develop its existing markets by adding new clients in the geographic markets it currently serves, increasing the range of services it provides to its existing clients, attracting and retaining qualified technical consultants from a variety of sources, both national and international; and pursuing strategic relationships with non-competing organizations.

      As part of its growth strategy, NTS continually reviews and evaluates potential acquisition candidates and believes that there are significant acquisition opportunities throughout the United States. In evaluating potential acquisition candidates, NTS seeks profitable IT companies with a proven management team, a core group of highly qualified technical consultants, a reputation for quality, an attractive service offering and an established client base. NTS also evaluates the cultural fit of an acquisition candidate, as well as the candidate's historical growth rates and financial results. NTS believes that it is an attractive acquirer due to its ability to provide an acquired company with expanded services and a broader geographic base, the potential for certain economies of scale and operating efficiencies, its financial strength and visibility as a public company, and its decentralized management strategy pursuant to which NTS's managers are given significant autonomy to make most day-to-day operating decisions.

      In addition to expanding the geographic scope of its business, NTS is continuously seeking new clients in the geographic markets it currently serves and to increase the range of services it provides to its existing clients. The addition of new clients in existing markets enables NTS to utilize more profitably its administrative and corporate infrastructure. New clients, particularly in new industries, also permit NTS to diversify its client base and thus reduce its exposure to fluctuations in industry business cycles. In addition, NTS continues to add new specialty service offerings as it has done with fault-tolerant applications development, network management and desktop services, Internet/Intranet development and support, packaged software implementation, software engineering and help desk support. NTS is positioned to provide Year 2000 conversion project management and resources to existing and new clients.

      NTS's growth strategy is also dependent upon NTS's ability to attract and retain qualified technical consultants in those markets in which the Company has an established presence, as well as in less established markets. NTS's resource managers are responsible for recruiting and establishing long-term relationships with NTS's technical consultants. NTS is implementing a state-of-the-art integrated information management system which will provide most of its offices with on-line access to information on existing and prospective technical consultants and clients.

            (ii)  Engineering & Evaluation

      The Engineering & Evaluation Group of NTS is one of the largest independent product and systems qualification organization in the U. S. with facilities throughout the country and provides highly trained technical personnel for analysis, engineering, and mechanical and electronic testing to ascertain performance and reliability under induced environmental stress conditions. These conditions include vibration, extremes of temperature, acceleration, altitude, shock, acoustic noise and flight dynamics and provides other related engineering services, including accelerated aging analysis, and equipment qualification for the energy market. Components tested include items used in motor vehicles, missile programs, communications products, satellites, medical equipment, the space program, aircraft and nuclear safety equipment (but excluding radioactive material). Other services performed include analytical chemistry and failure analysis.

      The tremendous expansion of the IT business directly affecting the telecommunications industry has led NTS to become actively involved in the engineering and evaluation of a broad array of telecommunications equipment and systems for most of the manufacturers of such equipment. NTS's services are performed in accordance with the Network Equipment Building Systems specifications, as required by the telecommunications industry.

      NTS has achieved certification as a Nationally Recognized Test Laboratory
(NRTL) by the U. S. Government and now performs safety testing and listing for a variety of product manufacturers including telecommunications, medical, computers and other business equipment, power supplies and other electrical system products. In addition, NTS also does conformity assessment testing for manufacturers for them to attain European Community marking.

      NTS services include the development of effective product screening procedures, design and fabrication of test fixtures plus failure analysis and design modification support. NTS is also one of the leading providers of fluid components and systems testing. NTS designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. NTS is capable of performing structural testing and analysis, in particular structural loading of large articles such as complete airframes. NTS also performs fatigue testing of critical hardware items such as engine blades and high pressure fluid components. NTS offers clients a way to minimize their personnel and testing time and costs by utilizing NTS's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. NTS seeks to provide a "one stop" resource and single source responsibility for environmental qualification, compliance, reliability and safety testing.

      The Engineering & Evaluation Group provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The group markets these services through a sales force located throughout the United States and performs these services at its facilities or at the client's facility. The Group also performs quality registration services for various clients in the aerospace, defense, automotive, telecommunications and electronics industries.

      NTS is engaged in supplying services to U.S. government defense programs in its Engineering & Evaluation segment. These contracts are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiations, and intense competition for the available defense business.

      NTS provides its Engineering & Evaluation services through 13 independent qualification testing facilities in North America. NTS laboratories in Acton and Boxborough, MA, Los Angeles, Fullerton, Sacramento, Saugus, and Valencia, CA, Camden, AR, Detroit, MI, Fredericksburg, VI, Largo, FL, Tinton Falls, NJ and Tempe, AZ offer full-service environmental qualification for items ranging from circuit boards to entire vehicles, including spacecraft.

INDUSTRY OVERVIEW
      Product manufacturers are increasingly fulfilling more of their evaluation testing on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive in a shrinking defense and aerospace market. In rapidly expanding and short technological life cycles in the IT industries, manufacturers seek to avoid the rapid obsolescence of special purpose equipment. Thus, while the industrial product test business has remained flat over the past ten years, opportunity has arisen for outsourcing firms like NTS to maintain and even grow their businesses. By diversifying from heavy dependence on aerospace/defense to commercial industries such as IT, automotive and medical industries, NTS has avoided the downturn and has even been able to grow.

BUSINESS STRATEGY
      To meet its clients' needs, NTS is committed to maintaining its position at the cutting-edge of technology by continuously upgrading its facilities and equipment. In addition, NTS's movement into new technological areas will require it to invest in equipment needed to adequately service clients' needs. This will be accomplished through close consultation with NTS's existing and prospective clients to ascertain their needs for the future. At the same time NTS will continue to maintain its relations with its staff of experienced engineers and technicians by offering attractive benefit programs, opportunities for advancement and learning, and an incentive plan which is one of the finest offered by any firm in NTS's industry. The soundness of these approaches can be demonstrated by the fact that about 25% of NTS's employees have been with the Company for 20 years or more.

GROWTH STRATEGY
      NTS's growth strategy for the Engineering & Evaluations Group is to expand its geographic scope of business primarily via internal growth as the availability of acceptable testing business for acquisition is very limited. The primary method of growth for the Group will be from expansion of NTS's services to technological areas NTS is not yet serving or has only in recent years begun to penetrate. The most prominent of these is IT involving telecommunications, networks, computers and their ancillary equipment and systems. NTS has been investing heavily in equipment to support these areas and hopes to capitalize quickly on these expanded capabilities by emphasizing marketing efforts towards those industries.

           (iii) Competition.

      Potential customers for services offered by the IT Solutions group are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. NTS estimates the total market to be in excess of $200 billion for all staffing and information technology business. The Company competes in this segment primarily on the basis of its niche position and price and high quality service. In addition, the Company has established strategic alliances with other technical staffing companies in order to more effectively compete in the marketplace.

      Potential customers for services offered by the Engineering & Evaluation segment represent a variety of divergent industries with the majority of business concentrated in the aerospace/defense, automotive, commercial electronics, and nuclear industries. Competition in this segment comes from many different areas including government and non-profit testing facilities, major government contractor testing facilities (e.g., Boeing, Lockheed Martin and Northrop-Grumman), customer in-house testing facilities, and other independent commercial testing companies. As the competition in this segment is fragmented and there is a lack of available data on testing performed by government facilities, contractors and in-house testing facilities, the Company is unable to determine its competitive position in this market. NTS competes in this segment primarily on the basis of its high quality support personnel, high technology testing capabilities and price. In the area of commercial electronic equipment, the Company competes with a host of companies such as Underwriters Laboratories and Southwest Research.

            (iv)      Backlog.

      The Company's backlog at January 31, 1999 and 1998 is as follows:

                                                1999               1998
                                                ----               ----
Engineering & Evaluation                 $28,453,000        $18,059,000
IT Solutions                              15,202,000         13,787,000
                                          ----------         ----------
Total Backlog                            $43,655,000        $31,846,000
                                         ===========        ===========

The Company estimates that approximately 85% of the backlog at January 31, 1999 will be completed by January 31, 2000.


            (v)   General.

            (a)   Service Mark. The Company has registered its service marks

"NTS" and "XXCAL" with the U.S. Patent and Trademark Office.

            (b) Environmental Effect. Compliance with applicable federal, state and local provisions regulating the discharge of materials into the environment has not had and is not expected to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

            (c) Seasonal Effect. With IT Solutions now accounting for approximately half of the Company's revenues, NTS generally experiences lower revenues in the fourth quarter of the fiscal year due to the high number of holidays during that period which includes Thanksgiving, Christmas and New Year.

            (d) Employees. The Company employed 806 individuals at January 31, 1999 and 777 in 1998 as follows:


                                              1999            1998
                                              ----           -----
Engineering & Evaluation                       305             298
IT Solutions                                   487             466
Corporate Administration                        14              13
                                             -----           -----
Total                                          806             777
                                             =====           =====

      Approximately 125 of the Company's Engineering & Evaluation employees occupy management and professional positions, and approximately 300 of the IT Solutions employees have degrees in engineering and other fields. None of the employees of the Company is represented by a union. The Company considers its relationship with its employees to be good.

ITEM  2.    PROPERTIES.

            A. Operations. The Company owns/leases and operates the following properties:

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
                                                        =======           ===

                             Leased Properties         Buildings         Land
          STATE                     CITY                (SQ.FT.)      (ACRES)
--------------------------------------------------------------------------------
Arizona                    Tempe                          17,100          n/a

Arkansas                   Camden                         22,400          216

California                 Calabasas                       6,600          n/a
                           Fullerton                      20,200          n/a
                           Los Angeles (LAX)              16,000            2
                           Los Angeles (XXCAL)            22,000          n/a
                           San Francisco                   3,000          n/a
                           Valencia                       45,000          n/a

Colorado                   Longmont                        2,000          n/a

Florida                    Largo                          16,000          n/a

Louisiana                  Zachary                         1,500          n/a

Michigan                   Detroit                        64,900          n/a

New Jersey                 Tinton Falls                    7,600          n/a

North Carolina             Raleigh                         1,800          n/a

Texas                      Austin                          3,000          n/a
                           San Antonio                     8,000          n/a
                                                         -------          ---
Total leased properties                                  257,100          218
                                                         =======          ===

            B. The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

            C.  Investment Properties.

            The Company owns four acres of unimproved real property in Escondido, California which is currently for sale. In addition, the Company owns, for investment purposes, a condominium located in Palm Desert, California. The facility is rented to the public and, on occasion, used by employees of the Company.


ITEM  3.    LEGAL PROCEEDINGS.

            The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company.


ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

                                    PART II
                                    -------

ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS.

            A.  Principal Market

            The Company's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "NTSC". The range of high and low quotations as reported by the NASDAQ Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 1999 and 1998 is presented below:

                                    1999                     1998
                                    ----                     ----
                              High        Low          High        Low
                              ----        ---          ----        ---
First Quarter                 8-1/2       6-1/8        3-1/16      2-7/16
Second Quarter                9-5/8       6-5/8        7-3/8       2-3/4
Third Quarter                 7-1/2       3-7/8        11          4-3/4
Fourth Quarter                6-1/4       4-1/4        9-1/8       6


            B.    Holders of Common Stock.

            As of the close of business on April 20, 1999, there were 740 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

            C.    Dividends.

            On June 26, 1998, the Company declared a seven cents per share cash dividend which was paid on August 4, 1998 to shareholders of record on July 15, 1998.

            On June 27, 1997, the Company declared a six cents per share cash dividend which was paid on August 5, 1997 to shareholders of record on July 22, 1997.

            The Company is permitted to pay cash dividends under the terms of its loan agreements up to 40% of the net income without the prior written consent of its banks.

Item 6. Selected Financial Data.  (in thousands except per share amounts)

Year Ended January 31,                                         1999        1998        1997        1996        1995
                                                               ----        ----        ----        ----        ----
INCOME STATEMENT DATA:
Net revenues                                                 $ 89,537    $ 81,297    $ 74,413    $ 67,518    $ 57,618
Gross profit                                                   26,554      23,712      20,894      17,634      14,590
Interest expense                                                1,253       1,245       1,161       1,326       1,165
Income from continuing operations before income taxes
  and minority interest                                         4,887       5,495       4,291       3,597       1,370
Income taxes                                                    1,742       2,014       1,588       1,000         578
                                                             --------    --------    --------    --------    --------
Income from continuing operations before minority interest      3,145       3,481       2,703       2,597         792
Minority interest                                                 (24)        (26)         10         (55)       --
Loss from discontinued operations, net of  income  taxes         --          --          (684)       (246)       (137)
Cumulative effect of change in accounting for start-up
expense, net of income taxes                                     (482)       --          --          --          --
                                                             --------    --------    --------    --------    --------
Net income                                                   $  2,639    $  3,455    $  2,029    $  2,296    $    655
                                                             ========    ========    ========    ========    ========
Basic earnings (loss) per common share:
   Continuing operations                                     $   0.38    $   0.43    $   0.34    $   0.32    $   0.10
   Discontinued operations                                       --          --         (0.09)      (0.03)      (0.02)
   Cumulative effect of change in accounting                    (0.06)       --          --          --          --
                                                             --------    --------    --------    --------    --------
Net income *                                                 $   0.32    $   0.43    $   0.26    $   0.29    $   0.08
                                                             ========    ========    ========    ========    ========
Diluted earnings (loss) per common share:
   Continuing operations                                     $   0.36    $   0.41    $   0.33    $   0.31    $   0.10
   Discontinued operations                                       --          --         (0.08)      (0.03)      (0.02)
   Cumulative effect of change in accounting                    (0.06)       --          --          --          --
                                                             --------    --------    --------    --------    --------
Net income *                                                 $   0.31    $   0.41    $   0.25    $   0.28    $   0.08
                                                             ========    ========    ========    ========    ========
Weighted average common shares outstanding                      8,236       8,061       7,902       7,860       7,822
Dilutive effect of  stock options                                 374         389         264         221         257
                                                             --------    --------    --------    --------    --------
Weighted average common shares outstanding, assuming
  dilution                                                      8,610       8,450       8,166       8,081       8,079
                                                             ========    ========    ========    ========    ========
Cash dividends paid per common share                         $   0.07    $   0.06    $   0.05    $   0.02    $   0.02
                                                             ========    ========    ========    ========    ========
BALANCE SHEET DATA:

Working capital                                              $ 16,951    $ 15,912    $ 11,265    $ 10,354    $  8,371

Total assets                                                   49,831      46,112      40,377      39,048      36,905

Long-term debt, excluding current installments                 13,076      12,859       9,324       9,376      10,418

Shareholders' equity                                           24,102      22,042      18,791      17,613      16,045

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

      XXCAL is principally engaged in outsourcing personnel for a wide variety of temporary technical and professional positions into the IT and IS industries including compatibility testing of hardware and software components. XXCAL has approximately 300 employees and has offices in Los Angeles, San Francisco and San Jose, California; Austin and Houston, Texas; London, England; and Yokohama, Japan.

      After the merger, the Company reorganized itself into two major operational groups: (1) The Engineering & Evaluation Group which includes all the technical services testing facilities and the certification services unit; and (2) The IT Solutions Group which combines XXCAL with the NTS technical staffing and registration businesses. Each group is under the direction of its own executive and operational management team. Accordingly, the Company's segment reporting reflects this new structure.

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based upon the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board. They include the combined financial statements of NTS and XXCAL from the beginning of the current fiscal year ended January 31, 1999. All prior year financial statements have also been restated to reflect the pooling of interests method of accounting and are based on fiscal years ended as of January 31 for NTS and December 31 for XXCAL.

                RESULTS OF OPERATIONS

Net Revenues
(Dollars in thousands)

                                1999      % chg       1998      % chg       1997
                                ----      -----       ----      -----       ----
Engineering & Evaluation     $43,684       2.2%    $42,750      13.3%    $37,716
IT Solutions                  45,853      19.0%     38,547       5.0%     36,697
                             -------               -------               -------
    Total                    $89,537      10.1%    $81,297       9.3%    $74,413

      For the year ended January 31, 1999, total net revenues increased $8,240,000 or 10.1% when compared with fiscal 1998.

      For the year ended January 31, 1998, total net revenues increased $6,884,000 or 9.3% when compared with fiscal 1997.

ENGINEERING & EVALUATION:
      Revenues in the Engineering & Evaluation segment increased by $934,000 or 2.2% in fiscal 1999 compared to fiscal 1998 primarily due to the additional revenues generated from two new testing facilities which commenced operations during fiscal 1998. This increase was partially offset by decreases in revenues generated by some of the facilities which have experienced a slowdown in their production activities as some programs reached maturity. Also, certain of the newer research and development programs being conducted by the Company's clients are experiencing difficulties producing new products due to technological problems thus delaying production of hardware for evaluation and testing. This trend is expected to improve as some of the newer programs are starting to go into full production.

      For the year ended January 31, 1998, revenues in the Engineering and Evaluation segment increased $5,034,000 or 13.3% when compared with fiscal 1997 primarily due to increases in its traditional aerospace and defense testing business resulting from increased research and development budgets of government defense and aerospace contractors, the addition of two new testing facilities and an increase in outsourcing of engineering and evaluation services by commercial customers.

IT SOLUTIONS:
      Revenues in the IT Solutions segment increased by $7,306,000 or 19.0% in fiscal 1999 compared to fiscal 1998 due to successful alliances with major high technology companies and other major technical staffing companies, the increase in fee placements and permanent placements and the opening of offices in new markets. In addition, there was an increase in registration revenues due to increased demand by U.S. companies for ISO 9000 certification.

      For the year ended January 31, 1998, revenues in the IT Solutions segment increased $1,850,000 or 5.0% when compared with fiscal 1997 due to the continuing success of the Company's strategic alliances with major technical staffing companies, the opening of three new staffing offices during the first six months of fiscal 1997 and the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in the third quarter of fiscal 1997.


Gross Profit
(Dollars in thousands)

                                1999      % chg       1998       % chg      1997
                                ----      -----       ----       -----      ----
Engineering & Evaluation     $12,530       4.8%    $11,953       26.0%    $9,486
 % to segment revenues         28.7%                 28.0%                 25.2%
IT Solutions                  14,024      19.3%     11,759        3.1%    11,408
 % to segment revenues         30.6%                 30.5%                 31.1%
                           ---------               -------               -------
Total                      $  26,554      12.0%    $23,712       13.5%   $20,894

 % to net revenues             29.7%                 29.2%                 28.1%

      For the year ended January 31, 1999, total gross profit increased $2,842,000 or 12.0% when compared with fiscal 1998.

      For the year ended January 31, 1998, total gross profit increased 2,818,000 or 13.5% when compared with fiscal 1997.

ENGINEERING & EVALUATION:
      Gross profit for the Engineering & Evaluation segment slightly increased by $577,000 or 4.8% in fiscal 1999 when compared with fiscal 1998 as a result of the increase of 2.2% in revenues. Despite the competitive pressures from other companies and government laboratories, which are becoming more aggressive in competing with private industry, combined with the slowdown in revenues discussed above, gross profits as a percentage of net revenues slightly increased in fiscal 1999 when compared with fiscal 1998 as a result of the Company's continuing successful cost containment programs.

      For the year ended January 31, 1998, gross profits for the Engineering and Evaluation segment increased by $2,467,000 or 26.0% as a result of increased revenues in fiscal 1998 compared to fiscal 1997. Gross profit as a percentage of net revenues in fiscal 1998 also increased when compared to fiscal 1997.This increase was due primarily to the success of the Company in obtaining more profitable fixed price contracts and the success of its continued cost containment programs.

IT SOLUTIONS
      Gross profit for the IT Solutions segment increased by $2,265,000 or 19.3% in fiscal 1999 when compared to the same period in 1998 due to the continued growth in this segment of the business and obtaining more fee placements and permanent placement contracts. Gross profit as a percentage of net revenues remained approximately the same in fiscal 1999 when compared to the same period in 1998.

      For the year ended January 31, 1998, gross profit for the IT Solutions segment increased by $351,000 or 3.1% as a result of increased revenues in fiscal 1998 compared to fiscal 1997. Gross profit as a percentage of net revenues in fiscal 1998 slightly decreased when compared to fiscal 1997 due primarily to labor costs associated with opening four new offices in fiscal 1998.

Selling, General and Administrative
(Dollars in thousands)

                                1999     % chg        1998      % chg      1997
                               -----     -----       -----      -----      ----
Engineering & Evaluation      $7,421     17.5%      $6,315      11.0%    $5,690
% to segment revenues          17.0%                 14.8%                15.1%
IT Solutions                  12,177     13.0%      10,775      11.0%     9,708
% to segment revenues          26.6%                 28.0%                26.5%
                             -------               -------              -------
Total                        $19,598     14.7%     $17,090      11.0%   $15,398

 % to net revenues             21.9%                 21.0%                20.7%

      For the year ended January 31, 1999, total selling, general and administrative expenses increased $2,508,000 or 14.7% when compared with fiscal 1998.

        For the year ended January 31, 1998, total selling, general and administrative expenses increased $1,692,000 or 11% when compared with fiscal 1997.

ENGINEERING & EVALUATION:
      Selling, general and administrative expenses increased by $1,106,000 or 17.5% in fiscal 1999 when compared with fiscal 1998. This increase was primarily due to efforts to expand the base of business into new technology areas by engaging specialists in these new areas to offset the relatively flat growth in the basic testing business. The Company is redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus, the Company has hired a number of such specialists which has caused selling, general and administrative expenses to increase in advance of achieving results from their work.

      For the year ended January 31, 1998, selling, general and administrative expenses for the Engineering & Evaluation segment increased by $625,000 or 11.0% when compared to fiscal 1997. This increase was primarily due to the increase in incentive sales compensation to the Company's sales representatives and managers, increases in marketing and advertising costs as well as expenses related to the opening of a new testing facility in Largo Florida and taking over the test laboratory facilities at McClellan Air Force Base in Sacramento, California in fiscal 1998.

IT SOLUTIONS:
      Selling, general and administrative expenses increased by $1,402,000 or 13.0% in fiscal 1999 when compared with fiscal 1998. This increase was primarily due to costs related to the planned expansion of the sales and marketing capabilities through new marketing programs and expansion efforts in new markets. Selling, general and administrative expenses as a percentage of net revenues decreased in fiscal 1999 when compared to the same period in 1998.

      For the year ended January 31, 1998, selling, general and administrative expenses for the IT solutions segment increased by $1,067,000 or 11.0% when compared to fiscal 1997. Selling, general and administrative expenses as a percentage of net revenues also increased in 1998 when compared to the same period in 1997. These increases were primarily due to the addition of expenses related to the acquisition of the staffing division of Texas-based Johnson Engineering Corporation in Boulder, Colorado along with expenses related to the opening of three new staffing offices. The Company continues to look for new ways to reduce costs yet remain effective in all segments of its business.

MERGER COSTS
      During the current fiscal year, the Company incurred $907,000 in one-time costs related to the merger of NTS and XXCAL. These costs are related to outside consulting, accounting, and legal fees and other fees and expenses specifically associated with the merger. In accordance with APB 16, these costs were expensed as incurred.

INTEREST EXPENSE
      Interest expense increased $8,000 in fiscal 1999 when compared to fiscal 1998. This small increase was due primarily to slightly higher weighted average debt balances in fiscal 1999 partially offset by slightly lower interest rates. Interest expense increased $84,000 in fiscal 1998 when compared to fiscal 1997. This increase was principally due to higher weighted average debt balances in fiscal 1998 along with comparable interest rates.

INCOME TAXES
      The income tax rate for fiscal years 1999, 1998 and 1997 reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes. The Company's fiscal 1999 income tax provision was $272,000 less than fiscal 1998 because of a decrease in income.

      The fiscal 1998 income tax provision was $426,000 more than fiscal 1997 due to the increase in income. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

      Management has determined that it is more likely than not that the Company's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation allowance based upon future net income of the Company.

START-UP EXPENSES
      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of SOP 98-5 in its financial statements during the year ended January 31, 1999, which resulted in a one-time charge of $482,000 (net of taxes) in start-up related expenses.

DISCONTINUED OPERATIONS
      The loss from discontinued operations represents the operating results of the Company's Environmental Services segment prior to its discontinuance in fiscal 1997.

NET INCOME
      The decrease in net income for fiscal 1999 compared to fiscal 1998 was due primarily to merger costs of $907,000, the cumulative effect of a change in accounting of start-up expenses of $482,000 ( net of taxes) and higher selling, general and administrative expenses, offset by higher gross profit margins and lower income taxes.

      The increase in net income for fiscal 1998 compared to fiscal 1997 was due primarily to higher gross profit margins in both segments of the Company's business, and the lack of losses from the discontinuance of the Environmental Services segment in fiscal 1997, partially offset by higher selling, general and administrative expenses and income taxes.

YEAR 2000
      The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000.

      The Company has assessed and identified to the best of its knowledge all requirements needed to fix potential problems related to the Year 2000 issue. This includes: (1) the Company's business software and hardware at all of its locations, (2) the Company's test equipment used in all the laboratories and (3) communications with third party vendors to ensure they will meet their Year 2000 requirements.

      Much of the hardware used by the Company has already been upgraded to be Year 2000 compliant. Certain test equipment at the laboratories has been identified to be date sensitive and vendors are supplying new Year 2000 compliant software. In situations where the software is not available, the Company is replacing the equipment. To complete the necessary remediation of its business systems software, the Company has identified new Year 2000 compliant software that will replace certain crucial software applications it currently uses. All other identified existing systems will be fixed internally. The Company expects to complete its software remediation by June 30, 1999.

      The estimated total cost for the Year 2000 project is approximately $400,000 for new hardware, software and in-house programming. The Company has incurred $322,000 through January 31, 1999. The Company does not expect these costs to have a material impact on its financial position, results of operations or cash flows. The Company has funded and will continue to fund these costs from its operating and financing cash flows.

      The Company has also contacted its major third-party vendors and is in the process of obtaining assurances that their systems are Year 2000 compliant. Although the Company does not anticipate any material problems resulting from the Year 2000 issues, it is taking steps to establish a contingency plan prior to September 1999 in the event of system failures beyond the Company's control or in the event of failure by other companies or governmental entities to remediate their own systems.

Business Environment

ENGINEERING & EVALUATION:
      The business climate which has in the past shown signs of uncertainty and which had appeared to stabilize last year, has again become uncertain in the aerospace and defense industries in contrast with IT industries such as telecommunications, electronics and medical, which have been growing rapidly. This has occurred due to program delays in new research and development projects caused by technical difficulties being experienced by the Company's aerospace and defense clients. In addition, the trend to outsourcing, which started when many aerospace contractors began downsizing, has begun to reverse. Some of the Company's aerospace customers are now retaining programs in-house. Also, government laboratories are becoming more aggressive in competing with private industry for programs. All these factors have rendered the market more competitive with an attendant pressure on profits.

IT SOLUTIONS:
      The Company has aggressively pursued additional business in the growing IT market. The Company supplies IT professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. The Company believes the growth in this sector will be accompanied by higher margins that will contribute favorably to the overall product mix. Also, the Company continues to pursue ISO registration business as demand for these services continues to increase as more companies must compete for business in the global market place.

      Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES
      In fiscal 1999, cash provided by operations increased by $1,211,000 when compared to fiscal 1998. Primary factors contributing to this were an increase in depreciation, as well as increases in the change in accounts receivable, accounts payable, accrued expenses, income taxes, reserve for doubtful accounts and the inclusion in earnings of $181,000 from the merged entity that was not included in net income. These increases were partially offset by a decrease in net income and decreases in the change in inventories, prepaid expenses and deferred taxes. In fiscal 1998, cash provided by operations decreased by $326,000 over fiscal 1997, reflecting decreases from changes in accounts receivable, other assets, accounts payable, accrued expenses and income taxes, partially offset by an increase in net income, inventories and the lack of loss from discontinued operations in fiscal1998.

      Net cash used in investing activities in fiscal 1999 decreased $59,000 as compared to fiscal 1998. Net cash used in investing activities in fiscal 1998 increased $1,555,000 as compared to fiscal 1997, primarily due to increased capital requirements to continue the Company's business expansion.

      Net cash used by financing activities in fiscal 1999 consisted principally of repayments of debt and cash dividends to shareholders and subchapter S shareholders offset by proceeds from bank loans and issuance of stock upon the exercise of stock options. Net cash provided by financing activities in fiscal 1998 consisted of proceeds from bank loans and stock options exercised, partially offset by cash dividends and distributions paid and repayments of debt. Long-term debt increased $217,000 in fiscal 1999 from fiscal 1998. This increase was principally due to new borrowings in excess of regularly scheduled payments on long-term debt.

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

      On October 30, 1998, the Sanwa and Mellon credit agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the Bank's reference rate. The outstanding balance at January 31, 1999 is $4,107,000 compared with an outstanding balance of $4,830,000 at January 31, 1998. In addition, the Company added a new term loan in the principal amount of $2,000,000 at an interest rate equal to the Bank's reference rate plus 0.25% and a maturity date of November 1, 2003.

      XXCAL, Inc. had a line of credit agreement with Sanwa Bank under which they could borrow up to $3,250,000, limited to a maximum of 80% of its eligible accounts receivable. At December 31, 1997, the balance of advances made under this line of credit was $500,000 at the fixed rate of 8.22%. On October 30, 1998, NTS paid off the balance due on this line of credit which amounted to $1,207,000.

      In July 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 1999 is $1,606,000. In April 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms of the original agreement. The note payable to Mellon Bank is collateralized by equipment with a net book value of $1,483,000 at January 31, 1999.

      Maturities of long-term debt consist of regularly scheduled payments on the Company's term loans to its banks and notes payable. Of the $6,712,000 shown in the maturities of long term debt (see note 3 to the consolidated financial statements) due in fiscal 2001, $4,107,000 is the outstanding balance of the Company's revolving line of credit. All other maturities of long-term debt will be paid with cash generated from operations.

      Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit, which had $3,893,000 available at January 31, 1999.

MANAGEMENT RISK AND RISK MANAGEMENT POLICY
      The Company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $41,000 at January 31, 1999.

ENVIRONMENTAL MATTERS
      An internal environmental compliance group formed in 1991 continues to review environmental matters for the Company. It is the opinion of Management that compliance with applicable environmental regulations will not have a material effect upon capital expenditures or future earnings of the Company.

IMPACT OF INFLATION
      The Company has not been adversely affected by inflation during the past three fiscal years. The Company continues to incur increased costs in the areas of wages, operating supplies and utilities. To date, these increases have been substantially offset by reductions in other operating areas, and reductions in interest expense. The Company can give no assurances, however, that in the future it can offset such increased costs.

ITEM 8.     FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

            The Company's consolidated financial statements together with the reports thereon by independent auditors, are attached hereto as Exhibits A (i) and A (ii).


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES.

            None.

                                   PART III
                                   --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

            The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 25, 1999 are incorporated herein by reference.

            Executive Officers of the Company
            ---------------------------------

       Name           Age                             Position
-------------------  ----     --------------------------------------------------
Lloyd Blonder         59      Senior Vice President and Chief Financial Officer,
                              Treasurer. Has been associated with the Company since 1983.

Aaron Cohen           62      Group President, IT Solutions Group. Has been
                              associated with the Company since 1961.

Arthur Edelstein      61      Senior Vice President, Chief Technical Officer of
                              the Company. Has been associated with the Company since 1961.

Jack Lin              66      President and Chief Executive Officer of the
                              Company. Has been associated with the Company continuously since 1961.

Harold Lipchik        70      Vice President Administration and Corporate
                              Secretary of the Company. Has been associated with the Company since 1984.

William McGinnis      40      Executive Vice President of the Company. Has been
                              associated with the Company since 1980.

Richard Short         56      Group President, Engineering & Evaluation Group.
                              Has been associated with the Company since 1961.

William Traw          61      Senior Vice President, Chief of Operations,
                              Engineering & Evaluation Group. Has been associated with the Company since 1963.

ITEM 11.    EXECUTIVE COMPENSATION.

            The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 25, 1999 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

            The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 25, 1999 are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The section entitled "Transactions with Management and Other" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 25, 1999 are incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

            A.    Consolidated Financial Statements and Schedules.

                  (i) Consolidated Financial Statements and notes thereto as of January 31, 1999 and 1998 and for each of the years in the three year period ended January 31, 1999.

                  (ii)      Consolidated Financial Statement Schedule.

                            II    Valuation and Qualifying Accounts and Reserves

            B.    Reports on Form 8-K.

                  The following reports on Form 8-K were filed during the fourth quarter ended January 31, 1999:

                  On November 3, 1998, the Company filed a Current Report on Form 8-K with respect to Item 2, reporting the Agreement and Plan of Merger and acquisition of XXCAL, Inc. and XXCAL Limited, effective on October 30, 1998.

                  On December 23, 1998, the Company filed a Current Report on Form 8-K with respect to Item 5, reporting the unaudited consolidated results of its operations for the month ended November 30, 1998, the first month since it completed its merger and acquisition of XXCAL, effective on October 30, 1998.

            C.    Exhibits.

                  2 Agreement and Plan of Merger of National Technical Systems, Inc., a Delaware corporation into National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

                  2.1 Agreement and Plan of Merger dated as of August 21, 1998, by and between National Technical Systems, Inc. and XXCAL, Inc., a California Corporation filed as
                        Exhibit 2.1 to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).

                  2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of October 19, 1998, by and between National Technical Systems, Inc. and XXCAL, Inc., a California Corporation filed as Exhibit 2.2 to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).

                  2.3 Share Purchase Agreement, dated as of August 21, 1998, by and between National Technical Systems, Inc. and the holders of all of the outstanding Ordinary Shares of XXCAL Limited, a United Kingdom corporation, to acquire all of the outstanding Ordinary Shares, filed as Exhibit
                        2.3 to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).

                  2.4 Amendment No. 1 to Share Purchase Agreement dated as of October 19, 1998 by and between National Technical Systems, Inc. and the holders of all of the outstanding Ordinary Shares of XXCAL Limited, a United Kingdom corporation, to acquire all of the outstanding Ordinary Shares, filed as Exhibit 2.4 to the Company's Form 8-K, (filed November 3,1998 and is incorporated herein by reference thereto).

                  3.1 Articles of Incorporation of National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

                  3.2 Amendment No. 1 to Articles of Incorporation of National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as Appendix A to the Company's Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).

                  3.3 Bylaws of National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as
                        Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

                  10.1 Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).

                  10.2 Amendment to the Company's 1994 Stock Option Plan (filed as Proposal No. 3 to the Company's Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).

                  10.3 Form of the Company's 1988 Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of June 18, 1988, and is incorporated herein by reference thereto

                  10.4 National Technical Systems Credit Agreement between Sanwa Bank California and Mellon Bank dated September 8, 1997 (filed as exhibit 10.7 to the Company's form 10-Q for the fiscal quarter ended October 31, 1997, and is incorporated herein by reference thereto).

                  10.5 Second Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS dated October 30, 1998
                        Exhibit 10.(c)(2) to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto)

                  21    Subsidiaries of the Company.

                  23.1  Consent of Ernst & Young LLP, Independent Auditors.

                  23.2 Consent of Duitch, Franklin & Co., LLP, Independent Auditors.

                  27    Financial Data Schedule.

                  99.1 Undertakings incorporated by reference into Form S-8 Registration Statement No. 33-48211.

                  99.2 Undertakings incorporated by reference into Form S-8 Registration Statement No. 2-83778.

                  99.3 Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-04905.

                  99.4 Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-67743.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 1999                                 NATIONAL TECHNICAL SYSTEMS, INC.

                                                  By    /s/ Jack Lin
                                                    ---------------------------
                                                       Jack Lin, President
                                                   (Principal Executive Officer)

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 28, 1999.


/s/ Jack Lin                                                             /s/ Aloysius Casey
----------------------------------------                                 -------------------------------------
Jack Lin, President                                                      Aloysius Casey, Chairman of the Board
(Principal Executive Officer & Director)

/s/ Arthur Edelstein                                                     /s/ Aaron Cohen
----------------------------------------                                 -------------------------------------
Arthur Edelstein, Director                                               Aaron Cohen, Vice Chairman of the Board
and Executive Vice President                                             and Senior Executive Vice President

/s/ Lloyd Blonder                                                        /s/ William McGinnis
----------------------------------------                                 -------------------------------------
Lloyd Blonder, Senior Vice President                                     William McGinnis, Group Vice President and
and Treasurer (Principal Financial and Accounting                        Director
Officer)

/s/ William L Traw                                                       /s/ Robert I. Lin
----------------------------------------                                 -------------------------------------
William L. Traw, Group Vice President                                    Robert I. Lin, Director
and Director

/s/ Richard D Short                                                      /s/ Ralph F Clements
----------------------------------------                                 -------------------------------------
Richard D. Short, Group Vice President                                   Ralph F. Clements, Director
and Director

                       NATIONAL TECHNICAL SYSTEMS, INC.
                               AND SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedules
           --------------------------------------------------------




Report of Independent Auditors

Financial Statements:

      Consolidated Balance Sheets - January 31, 1999 and 1998

      Consolidated Statements of Income - Years ended January 31, 1999, 1998 and 1997

      Consolidated Statements of Shareholders' Equity - Years ended January 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows - Years ended January 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements


Schedule Supporting Financial Statements:                               Schedule

      Valuation and Qualifying Accounts and Reserves                         II


All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Technical Systems, Inc.

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We previously audited and reported on the consolidated balance sheet and the related consolidated statements of income, shareholders' equity, and cash flows of National Technical Systems, Inc. and Subsidiaries for the years ended January 31, 1998 and 1997, prior to their restatement for the 1999 pooling of interests as described in Note 2. The contribution of National Technical Systems, Inc. and subsidiaries to total assets, revenues, and net income represented 88%, 69%, and 85% of the respective restated totals in 1998 and 63% and 75% of the respective restated revenues and net income totals in 1997. Financial statements of the other pooled companies included in the 1998 and 1997 restated consolidated statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated balance sheet as of January 31, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended January 31, 1998 and 1997, after restatement for the 1999 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

As discussed in Note 1 to the financial statements, in 1999 National Technical Systems, Inc. changed its method of accounting for start up costs.

                                                /s/ Ernst & Young LLP

Woodland Hills, California
April 9, 1999

                                           NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                                                      Consolidated Balance Sheets
                                                       January 31, 1999 and 1998
                                            ASSETS                       1999          1998
                                            ------                       ----          ----
CURRENT ASSETS:
  Cash                                                                 $ 2,599,000   $ 2,510,000
  Accounts receivable, less allowance for doubtful accounts
    of $904,000 in 1999 and $741,000 in 1998                            20,120,000    18,382,000
  Income taxes receivable                                                   56,000       104,000
  Inventories                                                            1,640,000     1,860,000
  Deferred tax assets                                                      919,000       523,000
  Prepaid expenses                                                       1,099,000       919,000
                                                                       -----------   -----------
            Total current assets                                        26,433,000    24,298,000
Property, plant and equipment
   Land                                                                  1,306,000     1,306,000
   Buildings                                                             8,200,000     7,976,000
   Machinery and equipment                                              40,545,000    36,864,000
   Leasehold improvements                                                4,172,000     3,975,000
                                                                       -----------   -----------
    Total property, plant and equipment                                 54,223,000    50,121,000
   Less: accumulated depreciation                                       33,402,000    30,732,000
                                                                       -----------   -----------
     Net property, plant and equipment                                  20,821,000    19,389,000
Property held for sale                                                     544,000       544,000
Intangible assets, net                                                     544,000       637,000
Other assets                                                             1,489,000     1,244,000
                                                                       -----------   -----------
         TOTAL ASSETS                                                  $49,831,000   $46,112,000
                                                                       ===========   ===========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                     $ 3,493,000   $ 3,376,000
  Accrued expenses                                                       3,785,000     3,390,000
  Income taxes payable                                                     113,000        69,000
  Current installments of long-term debt                                 2,091,000     1,551,000
                                                                       -----------   -----------
         Total current liabilities                                       9,482,000     8,386,000

Long-term debt, excluding current installments                          13,076,000    12,859,000
Deferred income taxes, net                                               2,565,000     2,303,000
Deferred compensation                                                      555,000       495,000
Minority interest                                                           51,000        27,000
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, no par value.  Authorized, 20,000,000 shares; issued
    and outstanding 8,319,000 in 1999 and 8,168,000 in 1998             11,472,000    11,119,000
  Paid-in-capital                                                             --         165,000
  Retained earnings                                                     12,630,000    10,758,000
                                                                       -----------   -----------
         Total shareholders' equity                                     24,102,000    22,042,000
                                                                       -----------   -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $49,831,000   $46,112,000
                                                                       ===========   ===========

See accompanying notes.

                                           NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                                                   Consolidated Statements of Income
                                              Years Ended January 31, 1999, 1998 and 1997
                                                                                 1999            1998            1997
                                                                                 ----            ----            ----
Net revenues                                                                   $ 89,537,000    $ 81,297,000    $ 74,413,000
Cost of sales                                                                    62,983,000      57,585,000      53,519,000
                                                                               ------------    ------------    ------------
Gross profit                                                                     26,554,000      23,712,000      20,894,000
Selling, general and administrative expense                                      19,598,000      17,090,000      15,398,000
Merger costs                                                                        907,000            --              --
                                                                               ------------    ------------    ------------
Operating income                                                                  6,049,000       6,622,000       5,496,000
Other income (expense):
  Interest expense                                                               (1,253,000)     (1,245,000)     (1,161,000)
  Other                                                                              91,000         118,000         (44,000)
                                                                               ------------    ------------    ------------
                                                                                 (1,162,000)     (1,127,000)     (1,205,000)
Income from continuing operations before income taxes and minority interest       4,887,000       5,495,000       4,291,000
Income taxes                                                                      1,742,000       2,014,000       1,588,000
                                                                               ------------    ------------    ------------
Income from continuing operations before minority interest                        3,145,000       3,481,000       2,703,000
Minority interest                                                                   (24,000)        (26,000)         10,000
                                                                               ------------    ------------    ------------
Income from continuing operations                                                 3,121,000       3,455,000       2,713,000
Loss from discontinued operations,  net of income tax                                  --              --          (684,000)
Cumulative effect of change in accounting for start-up costs, net of  income
   taxes                                                                           (482,000)           --              --
                                                                               ------------    ------------    ------------
Net income                                                                     $  2,639,000    $  3,455,000    $  2,029,000
                                                                               ============    ============    ============
 Basic earnings (loss) per common share:
   Continuing operations                                                       $       0.38    $       0.43    $       0.34
   Discontinued operations                                                             --              --             (0.09)
   Cumulative effect of change in accounting                                          (0.06)           --              --
                                                                               ------------    ------------    ------------
Net income *                                                                   $       0.32    $       0.43    $       0.26
                                                                               ============    ============    ============
Diluted earnings (loss) per common share:
   Continuing operations                                                       $       0.36    $       0.41    $       0.33
   Discontinued operations                                                             --              --             (0.08)
   Cumulative effect of change in accounting                                          (0.06)           --              --
                                                                               ------------    ------------    ------------
Net income *                                                                   $       0.31    $       0.41    $       0.25
                                                                               ============    ============    ============
Weighted average common shares outstanding                                        8,236,000       8,061,000       7,902,000
Dilutive effect of stock options                                                    374,000         389,000         264,000
                                                                               ------------    ------------    ------------
Weighted average common shares outstanding, assuming dilution                     8,610,000       8,450,000       8,166,000
                                                                               ============    ============    ============

* Per share data may not always add up to total for the year because each figure is independently calculated
See accompanying notes.

                                                      NATIONAL TECHNICAL SYSTEMS, INC.
                                                              AND SUBSIDIARIES

                                              Consolidated Statements of Shareholders' Equity
                                                 Years ended January 31, 1999, 1998 and 1997
                                                     COMMON STOCK
                                                     ------------

                                                 NUMBER                       ADDITIONAL                        TOTAL
                                                   OF                          PAID-IN         RETAINED      SHAREHOLDERS'
                                                 SHARES         AMOUNT         CAPITAL         EARNINGS         EQUITY
                                             -----------------------------------------------------------------------------
Balance at January 31, 1996                     7,874,000    $    134,000    $ 10,546,000    $  6,933,000    $ 17,613,000
Net income                                           --              --              --         2,029,000       2,029,000
Foreign currency translation                         --              --              --             4,000           4,000
Stock options exercised                            62,000            --            64,000            --            64,000
Distributions to subchapter S shareholders           --              --              --          (584,000)       (584,000)
Cash dividends                                       --              --              --          (335,000)       (335,000)
                                             -----------------------------------------------------------------------------
Balance at January 31, 1997                     7,936,000         134,000      10,610,000       8,047,000      18,791,000
Net income                                           --              --              --         3,455,000       3,455,000
Foreign currency translation                         --              --              --            (5,000)         (5,000)
Stock issued in lieu of wages                      40,000          92,000            --              --            92,000
Stock options exercised                           195,000         175,000            --              --           175,000
Repurchase of common stock                         (2,000)         (5,000)           --              --            (5,000)
Tax benefit from stock options exercise              --           159,000            --              --           159,000
Extension of stock options                           --           119,000            --              --           119,000
Common stock change to no par                        --        10,610,000     (10,610,000)           --              --
XXCAL Paid-in-capital                                            (165,000)        165,000            --              --
Distributions to subchapter S shareholders           --              --              --          (323,000)       (323,000)
Cash dividends                                       --              --              --          (416,000)       (416,000)
                                             ------------    ------------    ------------    ------------    ------------
Balance at January 31, 1998                     8,169,000      11,119,000         165,000      10,758,000      22,042,000

Net income                                                           --              --         2,639,000       2,639,000
Earnings from merged entity not included
 in net income                                       --              --              --           181,000         181,000
Stock options exercised                           150,000         188,000            --              --           188,000
XXCAL Common stock change to no par                  --           165,000        (165,000)           --              --
Distributions to subchapter S shareholders           --              --              --          (442,000)       (442,000)
Cash dividends                                       --              --              --          (506,000)       (506,000)
                                             -----------------------------------------------------------------------------
Balance at January 31, 1999                     8,319,000    $ 11,472,000    $       --      $ 12,630,000    $ 24,102,000
                                             =============================================================================

See accompanying notes.


                                                      NATIONAL TECHNICAL SYSTEMS, INC.
                                                              AND SUBSIDIARIES
                                                    Consolidated Statements of Cash Flows
                                                 Years Ended January 31, 1999, 1998 and 1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999            1998            1997
                                                                                     ----            ----            ----
  Net income                                                                      $  2,639,000    $  3,455,000    $  2,713,000
  Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization                                                  2,934,000       2,437,000       2,390,000
      Stock issued in lieu of compensation                                                --           210,000            --
      Provisions for losses on receivables                                             163,000         (37,000)        108,000
      Loss on retirement of assets                                                     100,000           3,000           8,000
      Earnings from merged entity not included in net income                           181,000            --              --
      Distributed earnings of affiliate                                                   --              --           (51,000)
      Undistributed earnings of affiliate                                               24,000          26,000         (23,000)
      Deferred income taxes                                                           (134,000)        163,000         390,000
      Changes in assets and liabilities:
          Accounts receivable                                                       (1,901,000)     (2,586,000)     (1,317,000)
          Inventories                                                                  220,000         411,000         (51,000)
          Prepaid expenses                                                            (180,000)         26,000        (132,000)
          Other assets                                                                 (90,000)       (139,000)        135,000
          Deferred revenues                                                               --           (20,000)       (118,000)
          Accounts payable                                                             117,000        (457,000)        225,000
          Income taxes                                                                  92,000         (75,000)         73,000
          Deferred compensation                                                         60,000          99,000          24,000
          Accrued expenses                                                             395,000        (107,000)         45,000
                                                                                  ------------    ------------    ------------
 Cash provided by continuing operations                                              4,620,000       3,409,000       4,419,000
     Loss from discontinued operations                                                    --              --          (684,000)
                                                                                  ------------    ------------    ------------
  Cash provided by operating activities                                              4,620,000       3,409,000       3,735,000
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                         (4,397,000)     (4,125,000)     (2,669,000)
  Investment in life insurance                                                        (155,000)       (192,000)       (143,000)
  Investment in new business                                                              --          (275,000)       (208,000)
  Net cash paid on employee loans and notes receivable                                    --           (13,000)        (14,000)
  Proceeds from sale of assets                                                          24,000          18,000           2,000
                                                                                  ------------    ------------    ------------
  Cash used for investing activities                                                (4,528,000)     (4,587,000)     (3,032,000)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                           7,283,000      17,627,000       2,673,000
  Proceeds from stock options exercised                                                188,000         175,000          65,000
  Tax benefit from stock options exercised                                                --           159,000            --
  Cash dividends paid                                                                 (506,000)       (416,000)       (335,000)
  Repurchase of common stock                                                              --            (5,000)           --
  Distributions to subchapter S shareholders                                          (442,000)       (323,000)       (584,000)
  Repayments of current and long-term debt                                          (6,526,000)    (14,960,000)     (3,103,000)
                                                                                  ------------    ------------    ------------
  Cash provided by (used for) financing activities                                      (3,000)      2,257,000      (1,284,000)
                                                                                  ------------    ------------    ------------
Net increase (decrease) in cash                                                         89,000       1,079,000        (581,000)
BEGINNING CASH BALANCE                                                               2,510,000       1,431,000       2,012,000
                                                                                  ------------    ------------    ------------
ENDING CASH BALANCE                                                               $  2,599,000    $  2,510,000    $  1,431,000
                                                                                  ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
      Interest                                                                       1,271,000       1,348,000       1,193,000
      Income taxes                                                                   1,301,000       1,757,000         673,000
Cash received during the year for:
      Income taxes                                                                       2,000           4,000          43,000
Non-cash items:
      Deferred revenue in connection with acquisition of business                         --              --            45,000

                          NATIONAL TECHNICAL SYSTEMS, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       January 31, 1999, 1998 and 1997

(1)   Summary of Significant Accounting Policies

      PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of National Technical Systems, Inc. (NTS or the "Company") and its subsidiaries. On October 30, 1998, NTS completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The statements are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB 16). They include the combined financial statements of NTS and XXCAL from the beginning of the fiscal year. All prior year financial statements have also been restated to reflect the pooling of interests method of accounting. In management's opinion, all adjustments have been made to present fairly the results of the combined financial statements.

      The Company has consolidated NQA-USA, a 50% owned subsidiary for which the distribution of profits and losses is 63% to the Company, and 37% to the other shareholder. NTS controls the management decisions and elects the president of NQA who has complete operating control of the subsidiary. XXCAL Japan is a 52% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $75,000. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.

      RISKS AND UNCERTAINTIES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to the recognition of revenue under long-term contracts, valuation of contract claims, the valuation of certain real estate held for sale and estimates for future expenses related to discontinued operations. Actual results could differ from those estimates.

      REVENUE RECOGNITION
      Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides technical staffing, qualification of safety related systems and components, and ISO 9000 certification services.

      Revenue from testing contracts is recorded upon completion of the contracts, which are generally short-term, or identifiable contractual tasks. Revenue from contracts which are cost-based are recorded as effort is expended. The Company measures progress on long-term contracts on the basis of efforts-expended (hours charged). Billings in excess of amounts earned are deferred. The Company has entered into fixed-price contracts. Accounting for these contracts involves considerable cost and revenue estimation. Such estimates are reviewed periodically over the life of the contracts and any changes in projected cost and revenue are appropriately reflected in income. Any anticipated losses on contracts are charged to income when identified. All selling, general and administrative costs are treated as period costs and expensed as incurred.

      INVENTORIES
      Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

      PROPERTY HELD FOR SALE
      The Company owns a parcel of land in San Diego County, California, which was offered for sale in the fourth quarter of fiscal 1988. The property was acquired for approximately $544,000. The Company anticipates that sales proceeds will exceed the net book value of the property.

      PROPERTY, PLANT AND EQUIPMENT
      Property, plant, and equipment is stated at actual cost and is depreciated and amortized using the straight-line method over the following estimated useful lives:

             Buildings                     30 to 35 years
             Machinery and equipment        3 to 20 years
             Leasehold improvements        Terms of lease, or estimated useful
                                              life (whichever is less)

      The Company capitalizes certain machinery and equipment repair costs which are irregular in occurrence. These costs are charged to expense over a one-year period.

      INTANGIBLE ASSETS
      Intangible assets consist primarily of the excess of cost over net assets acquired and are amortized over 5 to 20 years using the straight-line method. Accumulated amortization was $612,000 as of January 31, 1999 and $519,000 as of January 31, 1998. In accordance with Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), long-lived and certain identifiable intangible assets held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed on undiscounted net cash flows of the entities acquired over the remaining amortization period. Based on the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at January 31, 1999.

      COMPREHENSIVE INCOME
      As of February 1, 1998, the Company adopted Statement No.130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No.130 requires display of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The Company does not have these accounting transactions. Prior year financial statements have not been reclassified to conform to the requirements of SFAS No.130 since there is no impact.

      SEGMENT INFORMATION
      In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.131). SFAS No.131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No.131 did not affect results of operations or the financial position of the Company.

      EARNINGS PER SHARE
      In 1997, the Financial Accounting Standards Board issued SFAS No.128, "Earnings Per Share". The statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the statement's requirements.

      FOREIGN CURRENCY TRANSLATION
      The accounts of the foreign divisions are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" (FAS 52). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. Translation gains and losses are immaterial.

      MERGER COSTS
      In fiscal 1999, the Company incurred $907,000 in one-time merger costs related to outside consulting, accounting and, legal fees and other costs and expenses specifically associated with the merger between NTS and XXCAL and in accordance with APB 16 these costs were expensed as incurred. The majority of these merger costs are non-deductible for tax purposes.

      START-UP EXPENSES
      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements during the third quarter of fiscal year ending January 31, 1999. The effect of adoption of SOP 98-5 was to record a one-time charge of the cumulative effect of changes in accounting of $482,000 ($0.06 per basic share and diluted share) net of taxes of $483,000 to expense all start-up costs.

(2)   Business Disposition and Acquisition

      In January 1997, the Company, after considering the highly competitive and unreliable nature of the business and the inability to operate at profitable levels, elected to discontinue and abandon its Environmental Services segment. As of January 31, 1999 the Environmental Services segment had contract claims totaling $245,000 and net accounts receivable of $180,000 relative to completed contracts. As of January 31, 1998 the contract claims were $245,000 and the net accounts receivable were $684,000. Management of the Company, on the advice of legal counsel, believes the amounts recorded will be fully realized.

      Results of operations in fiscal 1997 related to the discontinued operations are as follows:

          Net Revenues                          $ 1,683,000
                                                 ==========
          Loss from discontinued operations:
            Environmental Services operating
            losses and other expenses            (1,093,000)

            Estimated future shutdown
             expenses                              (116,000)
            Tax benefit from discontinued
             operations                             525,000
                                                 ----------
                                                $  (684,000)
                                                 ==========


      On October 30, 1998, NTS completed its merger with XXCAL. The merger was treated as a pooling of interests whereby NTS issued to the shareholders of XXCAL 1,297,878 shares of NTS common stock constituting 15.6% of the outstanding common stock of NTS after giving effect to the merger. NTS has also reserved an additional 214,622 shares of its common stock for issuance upon exercise of outstanding XXCAL stock options that were assumed by the Company.

      The financial statements are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB 16). They include the combined financial statements of NTS and XXCAL from the beginning of the fiscal year. All prior year financial statements have also been restated to reflect the pooling of interests method of accounting. There have been no intercompany transactions. In management's opinion, all adjustments have been made to present fairly the results of the combined financial statements, none of which impacted the financial results or position of the Company. The one month results for XXCAL in January 1998 are excluded from the results of operations in order to reflect the same twelve month period in fiscal 1999. The resulting net income of $181,000 on net revenues of $2,297,000 for the one month is included in equity.

      The separate unaudited results for XXCAL and NTS for the period from February 1, 1998 through October 30, 1998 prior to the business combination were as follows:

                                                  NTS          XXCAL
                                              -----------   -----------
                    Revenue                 $  45,639,000  $ 22,413,000

                    Net Income              $     695,000  $    780,000

(3)   Debt

      Long-term debt consists of the following:


                                                                                 1999          1998
                                                                          -------------------------
      Term loans payable to banks (b)                                     $ 7,133,000   $ 6,500,000
      Notes payable (interest rates of 8.50% to 10.25%), collateralized
       by land and buildings, with a net book value of $3,095,000           1,857,000     1,950,000
      Secured notes payable (c)                                             1,640,000       915,000
      Revolving lines of credit (a)                                         4,107,000     4,830,000
      Loans from employee and officers (d)                                    430,000       215,000
                                                                          -----------   -----------
      Subtotal                                                             15,167,000    14,410,000
      Less current installments                                             2,091,000     1,551,000
                                                                          -----------   -----------
      Total                                                               $13,076,000   $12,859,000
                                                                          ===========   ===========

      In September 1997, the Company negotiated with Sanwa Bank California as agent and Mellon Bank a new "Credit Agreement" which replaced all prior agreements.

 (a) The Credit Agreement included a $6,000,000 revolving line of credit at an interest rate of the bank's reference rate plus 0.25% which expires in September 1999. On October 30, 1998, the credit agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the Bank's reference rate. The outstanding balance at January 31, 1999 is $4,107,000 compared with an outstanding balance of $4,330,000 at January 31, 1998. This balance is reflected in the accompanying consolidated balance sheets as long-term. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis.

      XXCAL, Inc. had its own line of credit agreement with Sanwa Bank under which, they could borrow up to $3,250,000, limited to a maximum of 80% of its eligible accounts receivable. At December 31, 1997, the balance of advances made under this line of credit was $500,000 at the fixed rate of 8.22%. On October 30, 1998 NTS paid off the balance due on this line of credit which amounted to $1,207,000.

(b) The Credit Agreement also called for a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003. On October 30, 1998, the Company added a new term loan for $2,000,000 at an interest rate equal to the Bank's reference rate plus 0.25% and a maturity date of November 1, 2003.

      The term loan and line of credit noted above require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. Under these agreements, the Company may declare and pay cash dividends up to 40% of net income. The Company may not make any distribution other than dividends to its shareholders or repurchase any of the Company's stock without the banks' prior approval. Sanwa Bank California and Mellon Bank share 60% and 40% respectively in these loan agreements. These loan agreements are collateralized by substantially all of the Company's accounts receivable and machinery and equipment other than those which serve as collateral for the notes in (c) below.

(c) In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 1999 is $1,606,000. In April of 1999 Mellon US Leasing extended an additional $2,000,000 of credit under the same terms of the original agreement. The note payable to Mellon Bank is collateralized by equipment with a net book value of $1,483,000 at January 31, 1999.

(d) The Company has unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $430,000 as of January 31, 1999. The interest on the officer note is payable monthly and is based on the bank's reference rate less three basis points and the interest on the other two notes is payable monthly and ranges from 8% to 9% per annum.

      The weighted average interest rate on all of the Company's long-term debt in 1999 and 1998 is approximately 8.45% and 8.85% respectively.

      Maturities of long-term debt for five years subsequent to January 31, 1999 are as follows:

                  2000              $ 2,091,000
                  2001                6,712,000
                  2002                3,671,000
                  2003                2,100,000
                  2004                  441,000
                  Thereafter            152,000
                                    -----------
                                    $15,167,000
                                    ===========

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

      The carrying amounts and estimated fair values of the Company's financial instruments are:

                                           1999         1999         1998         1998
                                       Carrying    Estimated     Carrying    Estimated
                                         amount   fair value       amount   fair value
                                    ------------ ------------ ------------ ------------
      Term loans payable to banks     $7,133,000   $7,310,000   $6,500,000   $6,471,000
      Notes payable                    1,857,000    1,929,000    1,950,000    2,029,000
      Secured notes payable            1,640,000    1,653,000      915,000      942,000
      Revolving lines of credit        4,107,000    4,107,000    4,830,000    4,830,000
      Loans from employee and officer    430,000      430,000      215,000      215,000

(4)   Income Taxes

      Until the merger with NTS, XXCAL had elected to be taxed as an S Corporation, whereby the entire federal and California taxable income or loss of XXCAL was reportable by the shareholders. XXCAL incurred a corporate franchise tax to the state of Texas and a 1.5% California surtax.

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax income generated from foreign operations was $252,000, $130,000, and $47,000 in fiscal 1999, 1998 and 1997, respectively. The earnings associated with the Company's foreign subsidiary are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided.

      The provision (benefit) for income tax expense from continuing operations consists of:

      Current:                      1999             1998             1997
                              ---------------------------------------------
           Federal            $1,502,000       $1,425,000         $625,000
           State                 323,000          400,000          297,000
           Foreign                51,000           26,000           12,000
                              ----------       ----------       ----------
                               1,876,000        1,851,000          934,000
      Deferred:
           Federal              (102,000)         137,000          638,000
           State                 (32,000)          26,000           16,000
                              ----------       ----------       ----------
                                (134,000)         163,000          654,000
                              ----------       ----------       ----------
      Income tax expense      $1,742,000       $2,014,000       $1,588,000
                              ==========       ==========       ==========

      The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

                                                                  1999           1998           1997
                                                           -----------------------------------------
      Income from continuing operations before income
       taxes                                               $ 4,887,000    $ 5,495,000    $ 4,291,000
                                                           ===========    ===========    ===========
      Federal income tax computed at statutory rate          1,662,000      1,868,000      1,459,000
      Amortization of goodwill                                  31,000         17,000         15,000
      State income taxes, net of federal benefits              184,000        268,000        197,000
      XXCAL, Inc. Sub chapter S non-taxable income            (196,000)      (144,000)      (211,000)
      Other                                                     61,000          5,000        128,000
                                                           -----------    -----------    -----------
      Income tax expense                                   $ 1,742,000    $ 2,014,000    $ 1,588,000
                                                           ===========    ===========    ===========

      Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

                                                     1999                        1998
                                          ------------------------   -------------------------

      Deferred tax asset:                    Current    Non-current     Current     Non-current
      -------------------                    -------    -----------     -------     -----------
      Bad debt reserve                     $  304,000   $     --      $  203,000    $     --
      Vacation accrual                        192,000         --         185,000          --
      State taxes                              91,000       27,000       135,000        37,000
      Deferred compensation                   332,000         --            --            --
                                           ----------  -----------    ----------   -----------
      Total deferred tax asset                919,000       27,000       523,000        37,000
      Valuation allowance                        --           --            --            --
      Deferred tax liability:
      Tax over book depreciation                 --     (2,592,000)         --      (2,340,000)
                                           ----------  -----------    ----------   -----------
      Net deferred tax asset (liability)   $  919,000  ($2,565,000)   $  523,000   ($2,303,000)
                                           ==========  ===========    ==========   ===========



(5)   Stock Options and Pension Plans

      The Company has one employee incentive stock option plan: the 1994 stock option plan. The Company also has a new qualified plan related to the XXCAL, Inc. pooling of interest transaction as of October 31, 1998. The XXCAL, Inc. stock options were exchanged for options of National Technical Systems, Inc.

      Under the 1994 plan, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock.

      Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the stock option committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. Additional information with respect to the option plans as of January 31, are as follows:

                                                           1999                            1998
                                                           ----                            ----
                                                                  Weighted                       Weighted
                                                                   Average                        Average
                                                  Shares    Exercise Price       Shares    Exercise Price
                                               ----------------------------------------------------------
      Beginning Balance                          490,966             $3.19      643,545             $2.38
      Grants                                     854,755              4.61       98,469              5.38
      Exercises                                  (50,346)             2.20     (219,486)             1.94
      Canceled or expired                         (7,450)             4.39      (31,562)             2.24
                                               ---------             -----      -------             -----
      Ending balance                           1,287,925             $4.16      490,966             $3.19
                                               =========             =====      =======             =====
      Reserve for future grants at year end      121,198                        121,198
      Exercisable                                404,075             $2.25      145,168             $2.43
                                               =========             =====      =======             =====

      The range of exercise prices for options outstanding at January 31, 1999 was $0.70 to $7.00. The range of exercise prices for options is wide due primarily to the increasing price of the Company's stock over the period of the grants.

      The following tables summarize information about options outstanding at January 31, 1999:


              Outstanding at   Weighted Avg.
Range of             January Remaining contract  Weighted Avg.       Number  Weighted Avg.
exercise prices      31,1999   life in yrs.      Exercise Price  Exercisable Exercise Price
-------------------------------------------------------------------------------------------
$0.70 to $2.00       220,121       3.4                    $1.40      160,421          $1.30

$2.01 to $3.00       316,882       6.1                    $2.71      213,977          $2.66

$3.01 to $4.00        23,720       2.6                    $3.16       11,860          $3.16

$5.01 to $6.00       548,969       9.3                    $5.46       17,817          $5.19

$6.01 to $7.00       178,223       9.3                    $6.29         --              --


      These options will expire if not exercised at specific dates ranging from June 1999 to November 2008. Prices for options exercised during the two-year period ended January 1999 ranged from $2.00 to $3.16. The Company has elected to continue to follow APB Opinion No. 25,"Accounting for Stock Issued to Employees" (APB No.25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No.123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that statement. The fair value of options granted reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     1999     1998     1997
                                     ----     ----     ----
      Expected life (in years)        5        5         5
      Risk-free interest rate       4.99%    6.01%    6.14%
      Expected volatility             61%      62%      78%
      Expected dividend yield         82%      72%      86%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1999 and 1998 was $4.47 and $2.98 per share, respectively. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company's net income and earnings per share would have been as indicated below:


                                          January 31, 1999  January 31, 1998  January 31, 1997
                                          -----------------------------------------------------
      Net Income
        As reported                             $2,639,000        $3,455,000        $2,029,000
        Pro forma                               $2,528,000        $3,367,000        $1,999,000
      Basic earnings per common share
        As reported                                  $0.32             $0.43             $0.26
        Pro forma                                    $0.31             $0.42             $0.25
      Diluted earnings per common share
        As reported                                  $0.31             $0.41             $0.25
        Pro forma                                    $0.29             $0.40             $0.24

      The Company has an employee stock ownership plan covering all employees. Contributions by the Company are at the discretion of the Board of Directors. The Company did not make contributions in 1999, 1998 or 1997.

      The Company offers four 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan, NTS Technical Services Employees' Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute up to 15% of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants own contribution percentage amount to the total amount contributed by all employees in each plan. In 1999, the Board of Directors and management of the Company approved a contribution to the 401(k) profit sharing plan of $253,600 as compared to $258,500 in 1998 and $155,400 in 1997.

      The Company provides nonqualified discretionary deferred compensation benefits to certain employees of XXCAL. Except for the president of XXCAL, the benefits are payable over a period of 10 years in the event of death, disability, or retirement at ages between 62 and 65 and range between $7,800 and $60,000 annually. The benefits are funded by life insurance contracts purchased by the Company.

      The president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in current liabilities, as the president is eligible to retire within the next 12 months.

      The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $67,000, $119,000 and $46,000 for the years ended January 31, 1999, 1998 and 1997, respectively. Included in other assets is $1,150,000 and $995,000 for the cash surrender value as of January 31, 1999 and 1998, respectively.

(6)   Capital Stock

      As of January 31, 1999 and 1998, the Company had 20,000,000 authorized common shares with no par value. 8,319,000 shares and 8,168,000 shares were issued and outstanding at January 31, 1999 and January 31, 1998, respectively.

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

(7)   Commitments

      The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates to fiscal year 2007. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $1,843,000 in 1999, $1,542,000 in 1998, and $1,311,000 in 1997.

      At January 31, 1999, minimum rental payment obligations under operating leases were as follows:

                  2000             $ 1,684,000
                  2001               1,012,000
                  2002                 843,000
                  2003                 761,000
                  2004                 490,000
                  Thereafter           421,000
                                   -----------
                                   $ 5,211,000
                                   ===========

(8)   Accrued Expenses

      A summary of accrued expenses at January 31 is as follows:

                                                        1999               1998
                                                 ------------------------------
      Compensation and employee benefits          $2,734,000         $2,318,000
      Other                                        1,051,000          1,072,000
                                                   ---------          ---------
                                                  $3,785,000         $3,390,000

(9)   Contingencies

      The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. On or about February 12, 1999, a customer of the Company asserted a written claim against the Company for damages in the amount of approximately $2.4 million allegedly resulting from damage caused to certain customer hardware while it was being tested by the Company. The Company believes that the damages asserted by the customer greatly exceed the actual cost of replacing the hardware. The Company has denied that damage to the customer hardware, if any, was caused by any negligence or failure of the Company to exercise reasonable care in testing the customer hardware. No formal action has been taken by the customer. In the event formal action is commenced, the Company believes it has meritorious defenses to such action and would vigorously defend any such action. The Company believes that all or a substantial portion of any damages that might be assessed against the Company as a result of such action would be covered by insurance. Failure of the Company to obtain a favorable resolution of the claim, unless covered by insurance, could have a material adverse effect on the Company's results of operations. Currently, the amount of such material adverse effect cannot be reasonably estimated.

(10)  Segment of Business Information

      The Company maintains two core operating segments: Engineering & Evaluation and IT Solutions.

      The Engineering & Evaluation segment operates test laboratories in various states and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, nuclear, automotive and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States' Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards.

      The IT Solutions segment includes the newly acquired XXCAL which was combined with the operations of the NTS Technical Staffing division. This segment operates in various states in the U.S. and the United Kingdom and Japan. IT Solutions locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them to clients either on a temporary or permanent basis. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier's systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies quality policy, quality system documentation and quality records.

      The Company's reportable segments each represent strategic business units that offer different, yet related services. They are managed differently because each requires differing technical skills and sales strategies. Each segment is led by a chief operating decision maker, who, in coordination with the Company's Chief Executive Officer utilizes the information reported below in evaluating results and allocating resources pertaining to segment operations.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in footnote 1.

      The following table illustrates each segments operating income for 1999, 1998 and 1997. Assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, investments in securities, real estate, fixed assets not allocated to segments and net assets of discontinued operations. Corporate general and administrative expenses were allocated on the basis of sales, fixed assets and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

      Direct and indirect revenues of Engineering & Evaluation from federal agencies of approximately $25,945,000 in 1999, $25,290,000 in 1998 and
      $23,024,000 in 1997, consist principally of sales under subcontracts to customers with government contracts. The Company did not have any revenues from single customers which represented in excess of 10% of total segment revenues. Total revenues from customers in foreign (UK) operations were $548,000, $369,000 and $253,000 in 1999, 1998, and 1997, respectively.
      Assets utilized in the foreign (UK) subsidiaries were $485,000, $257,000 and $151,000 as of January 31, 1999, 1998, and 1997, respectively.

      The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

         JANUARY 31, 1999
         ----------------
                                                                ENGINEERING
                                                               & EVALUATION    IT SOLUTIONS     CORPORATE          TOTAL
                                                               ---------------------------------------------------------
Net revenues                                                   $ 43,684,000    $ 45,853,000    $     --     $ 89,537,000
                                                               ============    ============    ==========   ============
Gross profit                                                     12,530,000      14,024,000          --       26,554,000
Selling, general and administrative expense                       7,421,000      12,177,000          --       19,598,000
Merger costs                                                        686,000         221,000          --          907,000
                                                               ------------    ------------    ----------   ------------
Operating income                                                  4,423,000       1,626,000          --        6,049,000
Other Income (expense):
    Interest expense, net                                        (1,191,000)        (62,000)         --       (1,253,000)
    Other                                                           555,000        (464,000)         --           91,000
                                                               ------------    ------------    ----------   ------------
Income before income taxes, minority interest and cumulative
effect of change in accounting for start-up expenses           $  3,787,000    $  1,100,000    $     --     $  4,887,000
                                                               ============    ============    ==========   ============
Assets                                                         $ 31,579,000    $ 12,344,000    $5,908,000   $ 49,831,000
                                                               ============    ============    ==========   ============
Equity Investments                                             $       --      $     75,000    $     --     $     75,000
                                                               ============    ============    ==========   ============
Expenditures for long-lived assets                             $  3,770,000    $    359,000    $  268,000   $  4,397,000
                                                               ============    ============    ==========   ============
Depreciation and amortization                                  $  2,364,000    $    392,000    $  178,000   $  2,934,000
                                                               ============    ============    ==========   ============

         JANUARY 31, 1998
         ----------------
                                                                ENGINEERING
                                                               & EVALUATION    IT SOLUTIONS     CORPORATE          TOTAL
                                                               ---------------------------------------------------------
Net revenues                                                   $ 42,750,000    $ 38,547,000    $     --    $ 81,297,000
                                                               ============    ============    ==========  ============
Gross profit                                                     11,953,000      11,759,000          --      23,712,000
Selling, general and administrative expense                       6,315,000      10,775,000          --      17,090,000
                                                               ------------    ------------    ----------  ------------
Operating income                                                  5,638,000         984,000          --       6,622,000
Other Income (expense):
    Interest expense, net                                        (1,135,000)       (110,000)         --      (1,245,000)
    Other                                                           536,000        (418,000)         --         118,000
                                                               ------------    ------------    ----------  ------------
Income before income taxes and minority interest               $  5,039,000    $    456,000    $     --    $  5,495,000
                                                               ============    ============    ==========  ============
Assets                                                         $ 29,770,000    $ 10,001,000    $6,341,000  $ 46,112,000
                                                               ============    ============    ==========  ============
Expenditures for long-lived assets                             $  3,938,000    $    153,000    $   34,000  $  4,125,000
                                                               ============    ============    ==========  ============
Depreciation and amortization                                  $  2,095,000    $    252,000    $   90,000  $  2,437,000
                                                               ============    ============    ==========  ============

         JANUARY 31, 1997
         ----------------
                                                                ENGINEERING
                                                               & EVALUATION    IT SOLUTIONS     CORPORATE          TOTAL
                                                               ---------------------------------------------------------
Net revenues                                                   $ 37,716,000    $ 36,697,000    $     --      $ 74,413,000
                                                               ============    ============    ==========    ============
Gross profit                                                      9,486,000      11,408,000          --        20,894,000
Selling, general and administrative expense                       5,690,000       9,708,000          --        15,398,000
                                                               ------------    ------------    ----------    ------------
Operating income                                                  3,796,000       1,700,000          --         5,496,000
Other Income (expense):
    Interest expense, net                                        (1,021,000)       (140,000)         --        (1,161,000)
    Other                                                           545,000        (589,000)         --           (44,000)
                                                               ------------    ------------    ----------    ------------
Income before income taxes and minority interest               $  3,320,000    $    971,000    $     --      $  4,291,000
                                                               ============    ============    ==========    ============
Assets                                                         $ 25,913,000    $  9,242,000    $5,222,000    $ 40,377,000
                                                               ============    ============    ==========    ============
Expenditures for long-lived assets                             $  2,268,000    $    146,000    $  255,000    $  2,669,000
                                                               ============    ============    ==========    ============
Depreciation and amortization                                  $  1,948,000    $    378,000    $   64,000    $  2,390,000
                                                               ============    ============    ==========    ============

(11)     Quarterly Financial Data (Unaudited)

         THREE MONTHS ENDED
         ------------------

1999                                                          APRIL 30        JULY 31     OCTOBER 31      JANUARY 31
--------------------------------------------------------------------------------------------------------------------
Net revenues                                              $ 21,669,000   $ 23,153,000   $ 23,230,000    $ 21,485,000
Gross profit                                                 6,356,000      6,650,000      6,624,000       6,924,000
Income before cumulative effect of change in accounting      1,047,000        896,000          5,000       1,173,000
Net income                                                   1,047,000        801,000       (373,000)      1,164,000
Basic earnings (loss) per common share                            0.13           0.10          (0.05)           0.14
Diluted earnings (loss) per common share                          0.12           0.09          (0.04)           0.14
Weighted average common shares outstanding                   8,168,000      8,180,000      8,281,000       8,318,000
Dilutive effect of stock options                               447,000        291,000        325,000         291,000
Weighted average common shares outstanding,
   assuming dilution                                         8,615,000      8,471,000      8,606,000       8,609,000
                                                          ============   ============   ============    ============


                 THREE MONTHS ENDED
                 ------------------

1998                                                          APRIL 30        JULY 31     OCTOBER 31      JANUARY 31
--------------------------------------------------------------------------------------------------------------------
Net revenues                                              $ 18,932,000   $ 20,157,000   $ 21,443,000    $ 20,765,000
Gross profit                                                 5,345,000      5,899,000      6,320,000       6,148,000
Net income                                                     860,000        903,000        993,000         699,000
Basic earnings per common share                                   0.11           0.11           0.12            0.09
Diluted earnings per common share                                 0.11           0.11           0.12            0.08
Weighted average common shares outstanding                   7,941,000      7,994,000      8,144,000       8,166,000
Dilutive effect of stock options                               176,000        283,000        486,000         445,000
Weighted average common shares outstanding,
   assuming dilution                                         8,117,000      8,277,000      8,630,000       8,611,000
                                                           ===========    ===========    ===========     ===========


*        Per share data may not always add to the total for the year because each figure is independently calculated.


                                                          Schedule II


                                               NATIONAL TECHNICAL SYSTEMS, INC.
                                                       AND SUBSIDIARIES

                                        Valuation and Qualifying Accounts and Reserves

                                         Years ended January 31, 1999, 1998 and 1997


       COLUMN A                      COLUMN B                      COLUMN C                    COLUMN D               COLUMN E
       --------                      --------                      --------                    --------               --------
     Description               Balance at beginning       Additions - charged to costs   Deductions - describe      Balance at end
                                    of period                     and expenses                    (a)                 of period
----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
accounts receivable:
         1999                   $   741,000                       $   289,000                 $  (126,000)             $  904,000
                                ===========                       ===========                 ===========              ==========
         1998                   $   750,000                       $   235,000                 $  (244,000)             $  741,000
                                ===========                       ===========                 ===========              ==========
         1997                   $   642,000                       $   349,000                 $  (241,000)             $  750,000
                                ===========                       ===========                 ===========              ==========

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

   2.1     Agreement and Plan of Merger dated as of August 21,         n/a
           1998, by and between National Technical Systems, Inc.
           and XXCAL, Inc., a California Corporation filed as
           Exhibit 2.1 to the Company's Form 8-K, (filed November
           3, 1998 and is incorporated herein by reference thereto).

   2.2     Amendment No. 1 to Agreement and Plan of Merger dated as    n/a
           of October 19, 1998, by and between National Technical
           Systems, Inc. and XXCAL, Inc., a California
           Corporation filed as Exhibit 2.2 to the Company's Form
           8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).

   2.3     Share Purchase Agreement, dated as of August 21, 1998,      n/a
           by and between National Technical Systems, Inc. and the holders of all of the outstanding Ordinary Shares of XXCAL Limited, a United Kingdom corporation, to acquire all of the outstanding Ordinary Shares, filed as Exhibit
           2.3 to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).

   2.4     Amendment No. 1 to Share Purchase Agreement dated as of     n/a
           October 19, 1998 by and between National Technical
           Systems, Inc. and the holders of all of the outstanding Ordinary Shares of XXCAL Limited, a United
           Kingdom corporation, to acquire all of the outstanding
           Ordinary Shares, filed as Exhibit 2.4 to the Company's
           Form 8-K, (filed November 3,1998 and is incorporated herein by reference thereto).

   3.1     Articles of Incorporation of National Technical Systems,    n/a
           Inc., a California corporation (formerly NTS Merger corporation), (filed as Exhibit 3(i) to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           January 31, 1997, and is incorporated herein by reference thereto).

   3.2     Amendment No. 1 to Articles of Incorporation of National    n/a
           Technical Systems, Inc., a California corporation
           (formerly NTS Merger corporation), (filed as Appendix A to the Company's Proxy Statement for Annual Meeting of
           June 26, 1998, and is incorporated herein by reference thereto).

   3.3     Bylaws of National Technical Systems, Inc., a California    n/a
           corporation (formerly NTS Merger corporation), (filed as
           Exhibit 3(ii) to the Company's Annual Report on Form
           10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).

   10.1    Form of the Company's 1994 Stock Option Plan (filed as      n/a
           Appendix B to the Company's Proxy Statement for Annual
           Meeting of June 30, 1994, and is incorporated herein by reference thereto).

   10.2    Amendment to the Company's 1994 Stock Option Plan (filed    n/a
           as Proposal No. 3 to the Company's Proxy Statement for
           Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).

   10.3    Form of the Company's 1988 Stock Option Plan (filed as      n/a
           Exhibit A to the Company's Proxy Statement for Annual
           Meeting of June 18, 1988, and is incorporated herein by reference thereto

   10.4    National Technical Systems Credit Agreement between         n/a
           Sanwa Bank California and Mellon Bank dated September 8,
           1997 (filed as exhibit 10.7 to the Company's form 10-Q for the fiscal quarter ended October 31, 1997, and is incorporated herein by reference thereto).

   10.5    Second Amendment to Credit Agreement between Sanwa Bank     n/a
           California, Mellon Bank and NTS dated October 30, 1998
           Exhibit 10.(c)(2) to the Company's Form 8-K, (filed
           November 3, 1998 and is incorporated herein by reference thereto)

   21      Subsidiaries of the Company.                                57

   23.1    Consent of Ernst & Young LLP, Independent Auditors.         58

   23.2    Consent of Duitch, Franklin & Co., LLP, Independent
           Auditors.                                                   59

   27      Financial Data Schedule.                                    68

   99.1    Undertakings incorporated by reference into Form S-8
           Registration Statement No. 33-48211.                        60

   99.2    Undertakings incorporated by reference into Form S-8
           Registration Statement No. 2-83778.                         62

   99.3    Undertakings incorporated by reference into Form S-8
           Registration Statement No. 333-04905.                       64

   99.4    Undertakings incorporated by reference into Form S-8
           Registration Statement No. 333-67743.                       66

                                  EXHIBIT 21

                       NATIONAL TECHNICAL SYSTEMS, INC.

                             LIST OF SUBSIDIARIES



                    NTS Technical Systems, a California Corp.
           (Formerly National Technical Systems, a California Corp.)

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

      National Technical Systems-Certification Services, a Delaware Corp.

                       XXCAL, Inc., a California Corp.

                          XXCAL Limited, a UK Corp.

         National Quality Assurance - USA, Inc., a Massachusetts Corp.
                                  (50% owned)

                                                                  Exhibit 23.1


              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-83778, Form S-8 No. 33-48211, Form S-8 No. 333-04905 and Form
S-8 No. 333-67743) pertaining to the National Technical Systems, Inc. Employee Stock Ownership Plan, the National Technical Systems, Inc. 1988 Stock Option Plan, the National Technical Systems, Inc. 1994 Stock Option Plan and the XXCAL, Inc. Stock Option Plan in the related Prospectuses of our report dated April 9, 1999, with respect to the consolidated financial statements of National Technical Systems, Inc. included in the Annual Report (Form 10-K) for the year ended January 31, 1999.


                                                /s/ Ernst & Young LLP

Woodland Hills, California
April 28, 1999

                                                                  Exhibit 23.2


              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


As the independent certified public accountants, we hereby consent to the incorporation in the form 10-K of National Technical Systems, Inc. for the fiscal year ended January 31, 1999 of our report June 19, 1998 on the financial statements of XXCAL, Inc. as of and for the year ended December 31, 1997.



/s/ Duitch, Franklin & Co, LLP

Los Angeles, California
April 28, 1999

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

                                  Exhibit 99.3

                                                                    EXHIBIT 99.4


                 To be Incorporated By Reference Into Form S-8
                      Registration Statement No. 333-67743

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

(f)  EMPLOYEE PLANS ON FORM S-8.
     (1) The undersigned registrant hereby undertakes to deliver or cause to be delivered with the prospectus to each employee to whom the prospectus is sent or given a copy of the registrant's annual report to shareholders for its last fiscal year, unless such employee otherwise has received a copy of such report, in which case the registrant shall state in the prospectus that it will promptly furnish, without charge, a copy of such report on written request of the employee. If the last fiscal year of the registrant has ended within 120 days prior to the use of the prospectus, the annual report of the registrant for the preceding fiscal year may be so delivered, but within such 120 day period the annual report for the last fiscal year will be furnished to each such employee.

     (2) The undersigned registrant hereby undertakes to transmit or cause to be transmitted to all employees participating in the plan who do not otherwise receive such material as shareholders, copies of all reports, proxy statements and other communications distributed to its shareholders generally.

     (3) Where interests in a plan are registered herewith, the undersigned registrant and plan hereby undertake to transmit or cause to be transmitted promptly, without charge, to any participant in the plan who makes a written request; a copy of the then latest annual report of the plan filed pursuant to section 15(d) of the Securities Exchange Act of 1934 (Form 11-K). If such report is filed separately on Form 11-K, such form shall be delivered upon written request. If such report is filed as a part of the registrant's annual report on Form 10-K, that entire report (excluding exhibits) shall be delivered upon written request. If such report is filed as a part of the registrant's annual report to shareholders delivered upon written request. If such report is filed as a part of the registrant's annual report to shareholders delivered upon written request. If such report is filed as a part of the registrant's annual report to shareholders delivered pursuant to paragraph 91) or (2) of this undertaking, additional delivery shall be required.

(i)Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
                                 Exhibit 99.4