Form 10-Q
period 1999-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 1999-06-11
CIK 110536

-------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended April 30, 1999

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

The number of shares of common stock, no par value, outstanding as of June 2, 1999 was 8,321,046.







                            Exhibit Index on Page 15

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



Index



PART I.  FINANCIAL INFORMATION                                          Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            April 30, 1999 (unaudited) and January 31, 1999                  3

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended April 30, 1999 and 1998               4

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended April 30, 1999 and 1998               5

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8


PART II. OTHER INFORMATION & SIGNATURE


Item 1.  Legal Proceedings                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   14

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                       April 30,    January 31,
                                                          1999         1999
                                                      (unaudited)
                                                     ------------  ------------
                            ASSETS
CURRENT ASSETS:
 Cash                                                $  2,157,000  $  2,599,000
 Accounts receivable, less allowance for doubtful
   accounts of $916,000 at April 30, 1999 and
   $904,000 at January 31, 1999                        19,824,000    20,120,000
 Income taxes receivable                                   56,000        56,000
 Inventories                                            2,240,000     1,640,000
 Deferred tax assets                                      915,000       919,000
 Prepaid expenses                                       1,795,000     1,099,000
                                                     ------------  ------------
   Total current assets                                26,987,000    26,433,000

Property, plant and equipment, at cost                 55,264,000    54,223,000
Less: accumulated depreciation                         34,145,000    33,402,000
                                                     ------------  ------------
  Net property, plant and equipment                    21,119,000    20,821,000

Property held for sale                                    544,000       544,000
Intangible assets, net                                    887,000       544,000
Other assets                                            1,531,000     1,489,000
                                                     ------------  ------------
      TOTAL ASSETS                                   $ 51,068,000  $ 49,831,000
                                                     ============  ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                    $  2,740,000  $  3,493,000
 Accrued expenses                                       5,693,000     3,785,000
 Income taxes payable                                     536,000       113,000
 Current installments of long-term debt                 2,134,000     2,091,000
                                                     ------------  ------------
   Total current liabilities                           11,103,000     9,482,000

Long-term debt, excluding current installments         12,210,000    13,076,000
Deferred income taxes, net                              2,580,000     2,565,000
Deferred compensation                                     570,000       555,000
Minority interest                                          55,000        51,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
 Common stock, no par value. Authorized, 20,000,000;
  issued and outstanding 8,321,000 as of April 30,
  1999 and 8,319,000 as of January 31, 1999            11,477,000    11,472,000
 Retained earnings                                     13,063,000    12,631,000
 Accumulated other comprehensive income                    10,000        (1,000)
                                                     ------------  ------------
   Total shareholders' equity                          24,550,000    24,102,000
                                                     ------------  ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 51,068,000  $ 49,831,000
                                                     ============  ============

See accompanying notes.
                                             3

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended April 30, 1999 and 1998
                                                        1999          1998
                                                   ------------    ------------
Revenues                                           $ 21,819,000    $ 21,669,000

Cost of sales                                        15,251,000      15,313,000
                                                   ------------    ------------

     Gross profit                                     6,568,000       6,356,000

Selling, general and administrative expense           4,982,000       4,488,000
                                                   ------------    ------------

     Operating income                                 1,586,000       1,868,000

Other expense:
   Interest expense, net                               (326,000)       (288,000)
   Other                                                 (6,000)         (2,000)
                                                   ------------    ------------

Total other expense                                    (332,000)       (290,000)
                                                   ------------    ------------

Income before income taxes and minority interest      1,254,000       1,578,000

Income taxes                                            502,000         524,000
                                                   ------------    ------------

Income before minority interest                         752,000       1,054,000

Minority interest                                        (4,000)         (7,000)
                                                   ------------    ------------

Net income                                         $    748,000    $  1,047,000
                                                   ============    ============

Basic earnings per common share:                   $       0.09    $       0.13
                                                   ============    ============

Diluted earnings per common share:                 $       0.09    $       0.12
                                                   ============    ============
Weighted average common shares outstanding            8,321,000       8,168,000
Dilutive effect of stock options                        261,000         447,000
                                                   ------------    ------------
Weighted average common shares outstanding,
assuming dilution                                     8,582,000       8,615,000
                                                   ============    ============

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 1999 and 1998

                                                          1999           1998
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $   748,000    $ 1,047,000

Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                          775,000        701,000
  Provision for losses on receivables (recoveries)        12,000        (98,000)
  Loss on retirement of assets                              --           17,000
  Earnings from merged entity not included in net
    income                                                  --          181,000
  Undistributed earnings of affiliate                      4,000          7,000
  Deferred income taxes                                     --           18,000
  Changes in assets and liabilities:
    Accounts receivable                                  284,000        109,000
    Inventories                                         (600,000)      (294,000)
    Prepaid expenses                                    (696,000)      (469,000)
    Other assets and Intangibles                         (42,000)      (199,000)
    Accounts payable                                    (753,000)      (696,000)
    Accrued expenses                                   1,908,000      1,707,000
    Unearned revenue                                        --          (73,000)
    Deferred compensation                                 15,000        (20,000)
    Income taxes                                         423,000        465,000
                                                     -----------    -----------
Net cash provided by operating activities              2,078,000      2,403,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (1,041,000)      (779,000)
  Investment in new business                            (375,000)          --
                                                     -----------    -----------
Net cash used for investing activities                (1,416,000)      (779,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt               112,000        595,000
  Repayments of current and long-term debt              (935,000)    (2,081,000)
  Cash dividends paid                                   (166,000)          --
  Distributions paid                                    (120,000)      (201,000)
  Proceeds from stock options exercised                    5,000          2,000
                                                     -----------    -----------
Net cash used for financing activities                (1,104,000)    (1,685,000)
                                                     -----------    -----------
Net increase in cash                                    (442,000)       (61,000)
Beginning cash balance                                 2,599,000      2,510,000
                                                     -----------    -----------
ENDING CASH BALANCE                                  $ 2,157,000    $ 2,449,000
                                                     ===========    ===========


See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 1999.

      On October 30, 1998, NTS completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). All prior year financial statements have been restated to reflect the pooling of interests method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB 16).

      The statements presented as of and for the three months ended April 30, 1999 and 1998 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year based on the provision accrued for the Company's year ended January 31, 1999. However, the combined tax provision is less than the expected statutory rate for the quarter ended April 30, 1998 as XXCAL had elected to be taxed as an S Corporation for the period preceding the merger.

3.    Comprehensive Income

      As of February 1, 1998, the Company adopted Statement No.130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components. Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended April 30, 1999 and 1998 total comprehensive income was $759,000 and $1,047,000, respectively. The reported amount for total comprehensive income differs from net income for the three months ended April 30, 1999 due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

4.    Segment Information

      In fiscal 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.131). SFAS No.131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No.131 did not affect results of operations or the financial position of the Company.

5.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

6.    Interest and Taxes

      Cash paid for interest and taxes for the three months ended April 30, 1999 was $332,000 and $76,000 respectively. Cash paid for interest and taxes for the three months April 30, 1998 was $301,000 and $51,000 respectively.

7.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 62% to NTS, Inc. and 38% to National Quality Assurance, Ltd for the fiscal year ending January 31, 2000.

8.    Dividends

      On January 26, 1999, the Company's Board of Directors adopted a regular annual dividend policy and declared an initial annual dividend of $0.04 per share, payable semi-annually. The initial semi-annual dividend of $0.02 per share was paid on March 2, 1999 to shareholders of record at the close of business on February 15, 1999.

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

GENERAL

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the three months ended April 30. All prior year financial statements have been restated to reflect the pooling of interests method of accounting. They include the combined financial statements of NTS and XXCAL.

RESULTS OF OPERATIONS
REVENUES
Three months ended April 30,          1999   % Change         1998
(Dollars in thousands)
                               -----------------------------------

IT Solutions                       $11,599       9.8%      $10,560
Engineering & Evaluation            10,220     (8.0)%       11,109
                               -----------            ------------
   Total net revenues              $21,819       0.7%      $21,669
                               ===========            ============

For the three months ended April 30, 1999, consolidated revenues increased by $150,000 or 0.7% when compared to the same period in 1998.

IT Solutions:
-------------
Revenues in the IT Solutions segment increased by $1,039,000 or 9.8% due to increases in fee placements in the IT portion of its business, the continuing success of its strategic alliances with Fortune 500 companies and other major technical staffing companies and an aggressive expansion into new markets in the IT business.

Engineering & Evaluation:
-------------------------
In 1999, the Engineering & Evaluation segment revenues decreased by $889,000 primarily due to a slowdown in the production activities of some of the facilities as some programs are reaching maturity and as some of the newer research and development programs being conducted by the Company's clients are experiencing difficulties producing new products due to technological problems thus delaying production of hardware for evaluation and testing.

GROSS PROFIT
 Three months ended April 30,      1999   % Change      1998
(Dollars in thousands)
                              ------------------------------

IT Solutions                     $3,542      10.8%    $3,198
  % to segment revenue            30.5%                30.3%
Engineering & Evaluation          3,026      -4.2%     3,158
  % to segment revenue            29.6%                28.4%
                              ---------            ---------
Total                            $6,568       3.3%    $6,356
                              =========            =========
 % to total net revenue           30.1%                29.3%

Total gross profit for the three months ended April 30, 1999 increased by $212,000 or 3.3% when compared to 1998, primarily as a result of increased revenues in the IT Solutions Group.

IT Solutions:
-------------
Gross profit as a percentage of net revenues in 1999 increased by $344,000 or 10.8% in the IT Solutions Group when compared to the same period in 1998, due to the continued growth in this segment of the business and the success in obtaining more permanent placement contracts.

Engineering & Evaluation:
-------------------------
Gross profit for the Engineering & Evaluation Group slightly decreased as a result of the slowdown in revenues and competitive pressures which had an adverse effect on margins. The slowdown in revenues was partially due to the delays in the production of hardware for evaluation and testing discussed above, while some of the labor costs remained constant and thus had an adverse effect on margins. In addition, government laboratories are becoming more aggressive in competing with private industry for programs, thus increasing the pressure on profits.

SELLING, GENERAL & ADMINISTRATIVE
 Three months ended April 30,    1999     % Change      1998
(Dollars in thousands)
                            --------------------------------

IT Solutions                   $3,223        12.3%    $2,869
  % to segment revenue          27.8%                  27.2%
Engineering & Evaluation        1,759         8.6%     1,619
  % to segment revenue          17.2%                  14.6%
                            ---------              ---------
Total S G & A                  $4,982        11.0%    $4,488
                            =========              =========
 % to total net revenue         22.8%                  20.7%

Total selling, general and administrative expenses increased $494,000 or 11.0% for the three months ended April 30, 1999 when compared to the same period in 1998.

IT Solutions:
-------------
The increase in the IT Solutions segment was due primarily to costs related to the planned expansion of the sales and marketing capabilities through new marketing programs and expansion efforts in new markets.

Engineering & Evaluation:
-------------------------
The increase in the Engineering & Evaluation segment was due to efforts to expand the base of business into new technology areas by engaging specialists in these new areas to offset the relatively flat growth in the basic testing business. The Company is redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus the Company has hired a number of such specialists which has caused selling expenses to increase in advance of achieving results from their work.

The Company continues to look for new ways to reduce costs yet remain effective in all segments of its business.

OPERATING INCOME
 Three months ended April 30,    1999     % Change      1998
(Dollars in thousands)
                            --------------------------------

IT Solutions                     $319        -3.0%      $329
  % to segment revenue           2.8%                   3.1%
Engineering & Evaluation        1,267       -17.7%     1,539
  % to segment revenue          12.4%                  13.9%
                            ---------              ---------
Total S G & A                  $1,586       -15.1%    $1,868
                            =========              =========
 % to total net revenue          7.3%                   8.6%

Operating Income for the three months ended April 30, 1999 decreased by $282,000 or 15.1% when compared to 1998, primarily as a result of increased revenues in the IT Solutions Group.

Operating Income for the three months ended April 30, 1999 decreased by $10,000 or 3.0% in the IT Solutions Group when compared to the same period in 1998, as a result of the increases in selling and general and administrative expenses discussed above.

Operating Income for the three months ended April 30, 1999 for the Engineering & Evaluation Group decreased by $272,000 or 17.7% when compared to the same period in 1998, as a result of the slowdown in revenues and increases in selling and general and administrative expenses.

INTEREST EXPENSE

Net interest expense increased $38,000 in the three months ended April 30, 1999 when compared to the same period in 1998. This increase was principally due to slightly higher average debt balances for the three months ended April 30, 1999, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 40.0% for the three months ended April 30, 1999 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2000. The income tax rate of 33.2% for the three months ended April 30, 1998 is lower due to XXCAL's election to be taxed as an S Corporation for the period preceding the merger. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

NET INCOME

The decrease in net income for the three months ended April 30, 1999, compared to the same period in 1998, was primarily due to lower gross margins in the Engineering & Evaluation segment due to decreasing revenues and higher selling, general and administrative expenses in both segments of the business.

ASSETS

TOTAL ASSETS                             As of        %             As of
(Dollars in thousands)          April 30, 1999   Change  January 31, 1999
                               ------------------------------------------

IT Solutions                           $13,222     7.1%           $12,344
Engineering & Evaluation                30,987   (1.9)%            31,579
Corporate                                6,859    16.1%             5,908
                               ---------------           ----------------
   Total Assets                        $51,068     2.5%           $49,831
                               ===============           ================

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

Engineering & Evaluation:
-------------------------
      The business climate which has in the past shown signs of uncertainty and which had appeared to stabilize last year, has again become uncertain in the aerospace and defense industries in contrast with IT industries such as telecommunications, electronics and medical, which have been growing rapidly. This has occurred due to program delays in new research and development projects caused by technical difficulties being experienced by the Company's aerospace and defense clients. In addition, the trend to outsourcing, which started when many aerospace contractors began downsizing, has begun to reverse. Some of the Company's aerospace customers are now retaining programs in-house. Also, government laboratories are becoming more aggressive in competing with private industry for programs. All these factors have rendered the market more competitive with an attendant pressure on profits.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended April 30, 1999, cash provided by operations decreased by $325,000 when compared to the same period in 1998. This decrease was primarily due to the decrease in net income and the effect of changes in prepaid expenses, accounts payable and inventories partially offset by the effect of changes in accounts receivable, other assets, accrued expenses and depreciation and amortization.

Net cash used in investing activities in the three-month period ended April 30, 1999 increased $637,000 over the same period in 1998 due to capital purchases of telecommunications testing equipment, the upgrading of the computer systems and the acquisition of two quality-registration and certification services companies. The actual level of capital spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Company's operating requirements.

In the three-month period ended April 30, 1999 net cash used for financing activities consisted of debt reduction on lines of credit and short term and long term debt of $935,000 and cash dividends paid of $166,000 and distributions to S corporation stockholders of $120,000 offset by increases in lines of credit and term loans of $112,000 and proceeds from issuance of common stock of $5,000.

In September 1997, the Company negotiated with Sanwa Bank California as agent and Mellon Bank for a new credit agreement which includes a $6,000,000 revolving line of credit at an interest rate equal to the Bank's reference rate plus 0.25% which expires in September 1999. Also included in the new agreements is a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003. On October 30, 1998, the credit agreement was amended: 1) to extend the term of the revolving line to September 8, 2000, 2) to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the Bank's reference rate and 3) to add a new term loan for $2,000,000 at an interest rate equal to the Bank's reference rate plus 0.25% and a maturity date of November 1, 2003.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit which had $4,300,000 available at April 30, 1999.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

On or about April 30, 1999, TECSTAR, Inc., a manufacturer of flight hardware for use in satellites filed a complaint against the Company in the Superior Court of the State of California for Los Angeles County, Case No. BC 209645. The complaint alleges that TECSTAR contracted with the Company to test hardware in accordance with certain agreed upon test specifications. TECSTAR alleges that during a test cycle the temperature of the hardware exceeded the specifications and that as a result the hardware was rejected by TECSTAR's customer as allegedly being unsuitable for flight. As a consequence TECSTAR asserts that it scrapped the hardware.

The complaint alleges breach of contract, breach of implied warranty, breach of bailment agreement, negligence, negligent bailment and professional negligence. The complaint seeks monetary damages of $2,488,700 plus costs of suit and interest, including prejudgment interest, as provided by law. The Company believes that the damages claimed by TECSTAR greatly exceed the cost of replacing the hardware.

The Company believes that it has meritorious defenses to the complaint and intends to vigorously defend against TECSTAR's claims. The Company has also submitted the TECSTAR claims to its property loss insurance carrier for coverage determination.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27 - Financial Data Schedule

         (b) Form 8-K

         During the quarter ended April 30, 1999 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date:  June 11, 1999          By: /s/ Lloyd Blonder
                                  ----------------------------
                                  Lloyd Blonder
                                  Senior Vice President
                                  Chief Financial Officer

                                  (Signing on behalf of the
                                   registrant and as principal
                                   financial officer)

                                 Exhibit Index

Exhibit No.         Description                                    Page No.
--------------------------------------------------------------------------------

27                  Financial Data Schedule                            16