Form 10-Q
period 1999-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 1999-09-13
CIK 110536

-------------------------------------------------------------------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended July 31, 1999

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

The number of shares of common stock, no par value, outstanding as of September 13, 1999 was 8,352,206.







                            Exhibit Index on Page 20

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES


Index



PART I.  FINANCIAL INFORMATION                                         Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            July 31, 1999 (unaudited) and January 31, 1999                 3

            Unaudited Condensed Consolidated Statements of Income
            For the Six Months Ended July 31, 1999 and 1998                4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended July 31, 1999 and 1998              5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 1999 and 1998                6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                     7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


PART II. OTHER INFORMATION & SIGNATURE


Item 1.  Legal Proceedings                                                18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 6.  Exhibits and Reports on Form 8-K                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                        July 31,     January 31,
                                                          1999          1999
                                                      (unaudited)
                                                     ------------   -----------
                            ASSETS
CURRENT ASSETS:
   Cash                                              $  2,344,000  $  2,599,000
   Accounts receivable, less allowance for doubtful
     accounts of $892,000 at July 31, 1999 and
     $904,000 at January 31, 1999                      20,790,000    20,120,000
   Income taxes receivable                                 56,000        56,000
   Inventories                                          2,192,000     1,640,000
   Deferred tax assets                                    915,000       919,000
   Prepaid expenses                                     1,295,000     1,099,000
                                                     ------------  ------------
     Total current assets                              27,592,000    26,433,000

Property, plant and equipment, at cost                 56,991,000    54,223,000
Less: accumulated depreciation                         34,742,000    33,402,000
                                                     ------------  ------------
    Net property, plant and equipment                  22,249,000    20,821,000

Property held for sale                                    544,000       544,000
Intangible assets, net                                    848,000       544,000
Other assets                                            1,566,000     1,489,000
                                                     ------------  ------------
        TOTAL ASSETS                                 $ 52,799,000  $ 49,831,000
                                                     ============  ============
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $  3,099,000  $  3,493,000
   Accrued expenses                                     4,774,000     3,785,000
   Income taxes payable                                   257,000       113,000
   Current installments of long-term debt               2,209,000     2,091,000
                                                     ------------  ------------
     Total current liabilities                         10,339,000     9,482,000

Long-term debt, excluding current installments         13,956,000    13,076,000
Deferred income taxes, net                              2,568,000     2,565,000
Deferred compensation                                     585,000       555,000
Minority interest                                          51,000        51,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized, 20,000,000;
    issued and outstanding 8,350,000 as of July 31,
    1999 and 8,319,000 as of January 31, 1999          11,538,000    11,472,000
   Retained earnings                                   13,748,000    12,631,000
   Accumulated other comprehensive income                  14,000        (1,000)
                                                     ------------  ------------
     Total shareholders' equity                        25,300,000    24,102,000
                                                     ------------  ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 52,799,000  $ 49,831,000
                                                     ============  ============
See accompanying notes
                                             3

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Six Months Ended July 31, 1999 and 1998
                                                         1999           1998
                                                    ------------   ------------
Revenues                                            $ 43,882,000   $ 44,822,000

Cost of sales                                         31,206,000     32,477,000
                                                    ------------   ------------

     Gross profit                                     12,676,000     12,345,000

Selling, general and administrative expense            9,663,000      8,402,000
                                                    ------------   ------------
     Operating income                                  3,013,000      3,943,000

Other expense:
   Interest expense, net                                (651,000)      (603,000)
   Merger costs                                             -          (361,000)
   Other                                                  26,000         17,000
                                                    ------------   ------------
                                                        (625,000)      (947,000)
                                                    ------------   ------------
Income before income taxes and minority interest       2,388,000      2,996,000
Income taxes                                             955,000      1,044,000
                                                    ------------   ------------
Income before minority interest                        1,433,000      1,952,000
Minority interest                                           -            (9,000)
                                                    ------------   ------------
Income before cumulative effect of change in
  start-up costs                                       1,433,000      1,943,000
Cumulative effect of change in accounting for
  start-up costs, net of tax                                -           (95,000)
                                                    ------------    ------------
Net income                                          $  1,433,000   $  1,848,000
                                                    ============    ============
Basic earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                  $       0.17   $       0.24
  Cumulative effect of change for start-up costs,
    net of tax                                              -             (0.01)
                                                    ------------   ------------
Net income                                          $       0.17   $       0.23
                                                    ============   ============
Diluted earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                  $       0.17   $       0.23
  Cumulative effect of change for start-up costs,
    net of tax                                              -             (0.01)
                                                    ------------   ------------
Net income                                          $       0.17   $       0.22
                                                    ============   ============
Weighted average common shares outstanding             8,329,000      8,174,000
Dilutive effect of stock options                         235,000        369,000
                                                    ------------   ------------
Weighted average common shares outstanding,
assuming dilution                                      8,564,000      8,543,000
                                                    ============   ============
See accompanying notes
                                             4

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended July 31, 1999 and 1998
                                                         1999           1998
                                                    ------------   ------------
Revenues                                            $ 22,063,000   $ 23,153,000

Cost of sales                                         15,640,000     16,833,000
                                                    ------------   ------------

     Gross profit                                      6,423,000      6,320,000

Selling, general and administrative expense            4,996,000      4,245,000
                                                    ------------   ------------

     Operating income                                  1,427,000      2,075,000

Other expense:
   Interest expense, net                                (325,000)      (315,000)
   Merger costs                                             -          (361,000)
   Other                                                  32,000         19,000
                                                    ------------   ------------
                                                        (293,000)      (657,000)
                                                    ------------   ------------
Income before income taxes and minority interest       1,134,000      1,418,000
Income taxes                                             453,000        520,000
                                                    ------------   ------------
Income before minority interest                          681,000        898,000
Minority interest                                          4,000         (2,000)
                                                    ------------   ------------
Income before cumulative effect of change for
  start-up costs                                         685,000        896,000
Cumulative effect of change in accounting for
  start-up costs, net of tax                                -           (95,000)
                                                    ------------   ------------
Net income                                               685,000        801,000
                                                    ============   ============
Basic earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                  $       0.08   $       0.11
  Cumulative effect of change for start-up costs,
    net of tax                                              -             (0.01)
                                                    ------------   ------------
Net income                                          $       0.08   $       0.10
                                                    ============   ============
Diluted earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                  $       0.08   $       0.11
  Cumulative effect of change for start-up costs,
    net of tax                                              -             (0.01)
                                                    ------------   ------------
Net income                                          $       0.08   $       0.09
                                                    ============   ============
Weighted average common shares outstanding             8,337,000      8,180,000
Dilutive effect of stock options                         261,000        291,000
                                                    ------------   ------------
Weighted average common shares outstanding,
assuming dilution                                      8,598,000      8,471,000
                                                    ============   ============
See accompanying notes.
                                             5

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 1999 and 1998

                                                          1999           1998
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 1,433,000    $ 1,848,000

Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                        1,579,000      1,398,000
  Provision for losses on receivables (recoveries)        12,000       (103,000)
  Loss on retirement of assets                              -            63,000
  Earnings from merged entity not included in net
    income                                                  -           181,000
  Undistributed earnings of affiliate                       -             9,000
  Deferred income taxes                                    7,000         16,000
  Changes in assets and liabilities:
    Accounts receivable                                 (682,000)      (649,000)
    Inventories                                         (552,000)      (125,000)
    Prepaid expenses                                    (196,000)      (357,000)
    Other assets and intangibles                         (77,000)      (287,000)
    Accounts payable                                    (394,000)      (848,000)
    Accrued expenses                                     989,000        779,000
    Unearned revenue                                        -           (14,000)
    Deferred compensation                                 30,000       (280,000)
    Comprehensive income                                   4,000           -
    Income taxes                                         125,000        319,000
                                                     -----------    -----------
Net cash provided by operating activities              2,278,000      1,950,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (2,936,000)    (2,058,000)
  Investment in new business                            (375,000)          -
                                                     -----------    -----------
Net cash used for investing activities                (3,311,000)    (2,058,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt             2,546,000      3,229,000
  Repayments of current and long-term debt            (1,548,000)    (3,117,000)
  Cash dividends paid                                   (166,000)          -
  Distributions paid                                    (120,000)       (15,000)
  Proceeds from stock options exercised                   66,000         29,000
                                                     -----------    -----------
Net cash provided by financing activities                778,000        126,000
                                                     -----------    -----------

Net increase (decrease) in cash                         (255,000)        18,000
Beginning cash balance                                 2,599,000      2,510,000
                                                     -----------    -----------

ENDING CASH BALANCE                                  $ 2,344,000    $ 2,528,000
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

      The statements presented as of and for the six months and three months periods ended July 31, 1999 and 1998 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. However, the combined tax provision is less than the expected statutory rate for the six months and three months ended July 31, 1998 as XXCAL had elected to be taxed as an S Corporation for the period preceding the merger.

3.    Comprehensive Income

      In fiscal 1999, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components. Accumulated other comprehensive income on the Company's condensed consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation. During the six months ended July 31, 1999 and 1998 total comprehensive income was $1,448,000 and $1,848,000, respectively. For the three months ended July 31, 1999 and 1998 total comprehensive income was $689,000 and $801,000, respectively. The reported amount for total comprehensive income differs from net income due to foreign currency translation adjustments.

4.    Segment Information

      In fiscal 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.131). SFAS No.131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No.131 did not affect results of operations or the financial position of the Company. Management has reorganized the business among the two core segments: Engineering and Evaluation Group consisting of testing activities and IT Solutions Group consisting of the staff augmentation activities. Certain historical segment information was restated to properly reflect the management approach described above.

5.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

6.    Interest and Taxes

      Cash paid for interest and taxes for the six months ended July 31, 1999 was $626,000 and $852,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 1998 was $620,000 and $634,000, respectively.

7.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 62% to NTS, Inc. and 38% to National Quality Assurance, Ltd for the fiscal year ending January 31, 2000.

8.    Dividends

      On January 26, 1999, the Company's Board of Directors adopted a regular annual dividend policy and declared an initial annual dividend of $0.04 per share, payable semi-annually. The initial semi-annual dividend of $0.02 per share was paid on March 2, 1999 to shareholders of record at the close of business on February 15, 1999. The second semi-annual dividend of $0.02 per share was paid on August 4, 1999 to shareholders of record at the close of business on July 15, 1999. In addition, On June 14, 1999, the Company's Board of Directors declared a special cash dividend of $0.03 per share which was paid on August 4, 1999 to shareholders of record at the close of business on July 15, 1999 which brought the total cash dividends for the twelve months ending August 4, 1999, to $0.07 per share.

      In the prior year, the Company paid a cash dividend of $.07 per share on August 4, 1998 to shareholders of record on July 15, 1998.

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

GENERAL
-------

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


RESULTS OF OPERATIONS
---------------------
REVENUES
Six months ended July 31,             1999   % Change         1998
(Dollars in thousands)
                               -----------------------------------

Engineering & Evaluation           $25,358     (4.2)%      $26,480
IT Solutions                        18,524       1.0%       18,342
                               -----------            ------------
   Total revenues                  $43,882     (2.1)%      $44,822
                               ===========            ============

For the six months ended July 31, 1999, consolidated revenues decreased by $940,000 or 2.1% when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
In 1999, the Engineering and Evaluation segment revenues decreased by $1,122,000 or 4.2% primarily due to a decline in automotive and defense testing, partially offset by an increase from telecommunications and computer hardware testing. The decline in automotive and defense was primarily caused by delays in development progress on certain major new projects. In addition, some of the Company's aerospace customers are now retaining programs in-house and government laboratories are becoming more aggressive in competing with private industry for programs, thus increasing the pressure on revenue growth. The increase in telecommunications and computer testing is a direct result of the strategic focus by the Company on that fast growing market.

IT Solutions:
-------------
Revenues in the IT Solutions segment increased by $182,000 or 1.0% which was affected by declining revenues during the second quarter of this fiscal year primarily due to increased competition as more technical employees that were hired for the Year 2000 project are becoming available.


GROSS PROFIT
 Six months ended July 31,         1999   % Change      1998
(Dollars in thousands)
                              ------------------------------

Engineering & Evaluation         $7,750       1.2%    $7,657
  % to segment revenue            30.6%                28.9%
IT Solutions                      4,926       5.1%     4,688
  % to segment revenue            26.6%                25.6%
                              ---------            ---------
Total gross profit              $12,676       2.7%   $12,345
                              =========            =========
 % to total revenue               28.9%                27.5%

Total gross profit for the six months ended July 31, 1999 increased by $331,000 or 2.7% when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
Gross profit for the Engineering & Evaluation Group increased by $93,000 or 1.2% for the six months ended July 31, 1999 when compared to the same period in 1998, even though revenues decreased by 4.2%. This was due to the higher margin contracts for testing telecommunications, network equipment and computer testing. The increase in gross profit was partially offset by the decrease in the Company's automotive and defense testing.

IT Solutions
------------
Gross profit as a percentage of net revenues in 1999 increased by $238,000 or 5.1% in the IT Solutions Group when compared to the same period in 1998 due to overall higher gross margins as a percent of revenue.


SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,        1999     % Change      1998
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $4,877        19.5%    $4,082
  % to segment revenue          19.2%                  15.4%
IT Solutions                    4,786        10.8%     4,320
  % to segment revenue          25.8%                  23.6%
                            ---------              ---------
Total S G & A                  $9,663        15.0%    $8,402
                            =========              =========
 % to total revenue             22.0%                  18.7%

Total selling, general and administrative expenses increased $1,261,000 or 15.0% for the six months ended July 31, 1999 when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
The increase in the Engineering & Evaluation segment was due to efforts to expand the base of business into new technology areas by engaging specialists in these new areas to offset the declining opportunities in the Company's traditional testing business. The Company is redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus, the Company has hired several such specialists which has caused selling expenses to increase in advance of achieving results from their work.

IT Solutions:
-------------
The increase in the IT Solutions segment was due primarily to costs related to the planned expansion of the sales and marketing capabilities through new marketing programs and expansion efforts in new markets.


OPERATING INCOME
Six months ended July 31,       1999     % Change       1998
(Dollars in thousands)
                            ---------------------------------

Engineering & Evaluation       $2,873      (19.6)%     $3,575
  % to segment revenue          11.3%                   13.5%
IT Solutions                      140      (62.0)%        368
  % to segment revenue           0.8%                    2.0%
                            ---------              ----------
Total S G & A                  $3,013      (23.6)%     $3,943
                            =========              ==========
 % to total revenue              6.9%                    8.8%

Operating income for the six months ended July 31, 1999 decreased by $930,000 when compared to the same period in1998.

Operating income for the six months ended July 31, 1999 for the Engineering & Evaluation Group decreased by $702,000 when compared to the same period in 1998 primarily as a result of the net decreases in revenues and increases in selling, general and administrative expenses.

Operating income for the six months ended July 31, 1999 decreased by $228,000 in the IT Solutions Group when compared to the same period in 1998 primarily as a result of the increases in selling, general and administrative expenses.


INTEREST EXPENSE

Net interest expense increased $48,000 in the six months ended July 31, 1999 when compared to the same period in 1998. This increase was principally due to higher average debt balances for the six months ended July 31, 1999, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 40.0% for the six months ended July 31, 1999 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2000. The income tax rate of 34.8% for the six months ended July 31, 1998 is lower due to XXCAL's election to be taxed as an S Corporation for the period preceding the merger. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

NET INCOME

The decrease in net income for the six months ended July 31, 1999, compared to the same period in 1998, was primarily due to the decrease in revenues and increase in selling, general and administrative expenses. This was partially offset by merger costs incurred in 1998, but not incurred in 1999.


The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.


RESULTS OF OPERATIONS
REVENUES
Three  months ended July 31,          1999   % Change         1998
(Dollars in thousands)
                               -----------------------------------

Engineering & Evaluation           $13,025     (1.5)%      $13,220
IT Solutions                         9,038     (9.0)%        9,933
                               -----------            ------------
   Total revenues                  $22,063     (4.7)%      $23,153
                               ===========            ============

For the three months ended July 31,1999, consolidated revenues decreased by $1,090,000 or 4.7% when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
In 1999, the Engineering and Evaluation segment revenues decreased by $195,000 primarily due to a decline in automotive and defense testing revenues which was partially offset by increases in telecommunications and computer hardware testing revenues. The decline in automotive and defense was mostly caused by delays in development progress on some major new projects. In addition, some of the Company's aerospace customers are now retaining programs in-house and government laboratories are becoming more aggressive in competing with private industry for programs, thus increasing the pressure on revenues. The increase in telecommunications and computer testing is a direct result of the strategic focus on that fast growing market.

IT Solutions:
-------------
Revenues in the IT Solutions segment decreased by $895,000 or 9.0% due to a softening in temporary personnel placements and increased competition as more technical employees that were hired for the Year 2000 project are becoming available.

GROSS PROFIT
Three months ended July 31,        1999   % Change      1998
(Dollars in thousands)
                              ------------------------------

Engineering & Evaluation         $3,959       4.2%    $3,801
  % to segment revenue            30.4%                28.8%
IT Solutions                      2,464     (2.2)%     2,519
  % to segment revenue            27.3%                25.4%
                              ---------            ---------
Total gross profit               $6,423       1.6%    $6,320
                              =========            =========
 % to total revenue               29.1%                27.3%

Total gross profit for the three months ended July 31, 1999 increased by $103,000 or 1.6% when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
Gross profit for the Engineering & Evaluation Group increased by $158,000 or 4.2% for the three months ended July 31, 1999 when compared to the same period in 1998, even though revenues decreased by 1.5%. This was due to the higher margin contracts for telecommunications, network equipment and computer hardware testing.

IT Solutions
------------
Gross profit in 1999 decreased by $55,000 or 2.2% in the IT Solutions Group when compared to the same period in 1998 due to lower revenues, partially offset by higher gross margin percentages.


SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,      1999     % Change      1998
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $2,583        34.5%    $1,920
  % to segment revenue          19.8%                  14.5%
IT Solutions                    2,413         3.8%     2,325
  % to segment revenue          26.7%                  23.4%
                            ---------              ---------
Total S G & A                  $4,996        17.7%    $4,245
                            =========              =========
 % to total revenue             22.6%                  18.3%


Total selling, general and administrative expenses increased $751,000 or 17.7% for the three months ended July 31, 1999 when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
Selling, general and administrative expenses increased $663,000 or 34.5% due to efforts to expand the base of business into new technology areas by engaging specialists in these new areas to offset the weakness in the basic aerospace and automotive testing business. The Company is redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus the Company has hired a number of such specialists which has caused selling expenses to increase in advance of achieving results from their work.

IT Solutions:
-------------
Selling, general and administrative expenses increased by $88,000 or 3.8% in the IT Solutions segment due primarily to costs related to the planned expansion of the sales and marketing capabilities through new marketing programs and expansion efforts in new markets.


OPERATING INCOME
Three months ended July 31,      1999     % Change      1998
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $1,376      (26.8)%    $1,881
  % to segment revenue          10.6%                  14.2%
IT Solutions                       51      (73.7)%       194
  % to segment revenue           0.6%                   2.0%
                            ---------              ---------
Total S G & A                  $1,427      (31.2)%    $2,075
                            =========              =========
 % to total  revenue             6.5%                   9.0%

Operating income for the three months ended July 31, 1999 decreased by $648,000 or 31.2% when compared to the same period in1998.

Operating income for the three months ended July 31, 1999 for the Engineering & Evaluation Group decreased by $505,000 when compared to the same period in 1998 primarily as a result of the increased selling, general and administrative expenses in the Engineering & Evaluation Group discussed above.

Operating income for the three months ended July 31, 1999 decreased by $143,000 in the IT Solutions Group when compared to the same period in 1998 primarily as a result of the decreased revenues and increased selling, general and administrative expenses.


INTEREST EXPENSE

Net interest expense increased $10,000 in the three months ended July 31, 1999 when compared to the same period in 1998. This increase was principally due to higher average debt balances for the three months ended July 31, 1999, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 40.0% for the three months ended July 31, 1999 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2000. The income tax rate of 36.7% for the three months ended July 31, 1998 is lower due to XXCAL's election to be taxed as an S Corporation for the period preceding the merger. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.


NET INCOME

The decrease in net income for the three months ended July 31, 1999, compared to the same period in 1998, was primarily due to lower revenues and higher overall selling, general and administrative expenses. This was partially offset by merger costs incurred in 1998, but not incurred in 1999.


BUSINESS ENVIRONMENT

The business climate in the Engineering & Evaluation segment which has in the past shown signs of uncertainty and which had appeared to stabilize last year, has again become uncertain in the aerospace and defense industries. This has occurred due to program delays in new research and development projects caused by technical difficulties being experienced by the Company's aerospace and defense clients. In addition, the trend to outsourcing, which started when many aerospace contractors began downsizing, has begun to reverse. Some of the Company's aerospace customers are now retaining programs in-house. Also, government laboratories are becoming more aggressive in competing with private industry for programs. All these factors have rendered the market more competitive with an attendant pressure on profits.

On the other hand, the business climate in the information technology (IT) business has been improving in the United States and abroad. The Company services this market through its high technology laboratories and its software and computer hardware evaluation laboratories. Areas that are showing significant growth are the telecommunications and electronics industries. The Company has been purchasing capital equipment to establish its position in these rapidly growing markets and has recently received Nationally Recognized Test Laboratory (NRTL) approval which gives it opportunity to provide accreditation as a third party agency. The Company also has been approved to perform "Bellcore" testing and performs these tests at two of its laboratories. The Company believes these industries have much higher profit margins and the increase of sales in these industries will offset the decline in the traditional aerospace market. The Company also believes that in the future, both sales and higher margins will continue in the information technology industries, especially the computer, software and telecommunications sector. Thus, the Company believes it will be in a better position to service these markets as the capital equipment and facilities come on line, which are expected to initially occur in the latter half of the year and are expected to positively affect financial results next year.

The Company also believes demand for ISO registration will continue to increase as more companies must compete for business in the global market place.

The Company is pursuing additional business in the growing IT staffing market. The Company supplies IT professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers and multiple levels of system operations personnel. The Company believes the growth in this sector will be accompanied by higher margins that will contribute favorably to the overall product mix.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 1999, cash provided by operations increased by $328,000 when compared to the same period in 1998. This increase was primarily due to the effect of changes in prepaid expenses, accounts payable, accrued expenses and depreciation partially offset by lower net income and the effect of changes in income taxes and inventories.

Net cash used in investing activities in the six-month period ended July 31, 1999 increased $1,253,000 over the same period in 1998 due to capital purchases of telecommunications testing equipment, the upgrading of the computer systems and the acquisition of two quality-registration and certification services companies. The actual level of capital spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Company's operating requirements.

In the six-month period ended July 31, 1999, net cash used for financing activities consisted of debt reduction on lines of credit and short term and long term debt of $1,548,000 and cash dividends paid of $166,000 and distributions to S corporation stockholders of $120,000, offset by increases in lines of credit and term loans of $2,546,000 and proceeds from the exercise of stock options of $66,000. In September 1997, the Company negotiated with Sanwa Bank California, as agent, and Mellon Bank for a new credit agreement which includes a $6,000,000 revolving line of credit at an interest rate equal to the Bank's reference rate plus 0.25%. Also included in the agreements is a $6,500,000 term loan at an interest rate of 8.31%, which expires in January 2003. On October 30, 1998, the credit agreement was amended: 1) to extend the term of the revolving line to September 8, 2000, 2) to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the Bank's reference rate and 3) to add a new term loan for $2,000,000 at an interest rate equal to the Bank's reference rate plus 0.25% and a maturity date of November 1, 2003.

The Company is currently negotiating an increase in its lines of credit in the aggregate amount of approximately $5,000,000 to be able to meet its strategic growth plan. Management believes this will not materially affect the short or long-term liquidity of the Company. The current bank revolving line of credit had $2,443,000 available at July 31, 1999.

YEAR 2000

The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000.

The Company has assessed and identified to the best of its knowledge all requirements needed to correct potential problems related to the Year 2000 issue. This includes: (1) the Company's business software and hardware at all of its locations, (2) the Company's test equipment used in all the laboratories and
(3) communications with third party vendors to ensure they will meet their Year 2000 requirements.

Much of the hardware and software used by the Company has already been upgraded to be Year 2000 compliant. Certain test equipment at the laboratories has been identified to be date sensitive and vendors are supplying new Year 2000 compliant software. In situations where the software is not available, the Company is replacing the equipment. To complete the necessary remediation of its business systems software, the Company has identified new Year 2000 compliant software that will replace certain crucial software applications it currently uses. All other identified existing systems will be fixed internally. The Company completed its software remediation and expects to have all testing and implementation completed by October 31, 1999.

The estimated total cost for the Year 2000 project is approximately $400,000 for new hardware, software and in-house programming. The Company has incurred approximately $380,000 through July 31, 1999. The Company does not expect these costs to have a material impact on its financial position, results of operations or cash flows. The Company has funded and will continue to fund these costs from its operating and financing cash flows.

The Company has also contacted its major third-party vendors and is in the process of obtaining assurances that their systems are Year 2000 compliant. Although the Company does not anticipate any material problems resulting from the Year 2000 issues, it is taking steps to establish a contingency plan prior to October 31, 1999 in the event of system failures beyond the Company's control or in the event of failure by other companies or governmental entities to remediate their own systems.

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

        The Company has filed and served a cross-complaint against Research, Inc., manufacturer of a temperature control device utilized during the test.

        The Company believes that it has meritorious defenses to the complaint and intends to vigorously defend against TECSTAR's claims. The Company has also submitted the TECSTAR claims to its property loss insurance carrier for coverage determination.


Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of shareholders held on June 25, 1999, the shareholders of the Company voted to approve amendments to the Company's Bylaws to provide for a range as to the number of directors. As of the record date, there were 8,321,046 shares outstanding and eligible to vote. The results of the vote of the shareholders were as follows:


                                                   For       Against     Abstain
                                                 -------------------------------
        Amendments to the Company's Bylaws to
        provide for a range as to the number
        of directors                            7,329,578   113,633     16,217


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit 27 - Financial Data Schedule

        (b) Form 8-K

        During the quarter ended July 31, 1999 the registrant did not file a current report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date:  September 13, 1999            By:    /s/ Lloyd Blonder
                                         -------------------------
                                         Lloyd Blonder
                                         Senior Vice President
                                         Chief Financial Officer

                                         (Signing on behalf of the
                                          registrant and as principal
                                                  financial officer)

                                 Exhibit Index

Exhibit No.         Description                                    Page No.
--------------------------------------------------------------------------------

27                  Financial Data Schedule                            21