Form 10-Q
period 1999-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 1999-12-13
CIK 110536

================================================================================
                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended October 31, 1999

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from ________________ to
     _________________


                                       0-16438
                               (Commission File Number)

                           NATIONAL TECHNICAL SYSTEMS, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   California                        95-4134955
            ------------------------            ---------------------
            (State of Incorporation)               (IRS Employer
                                                Identification number)

              24007 Ventura Boulevard, Suite 200, Calabasas, California
              ---------------------------------------------------------
                 (Address of registrant's principal executive office)

                   (818) 591-0776                            91302
            ------------------------------                 ---------
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

The number of shares of common stock, no par value, outstanding as of December 9, 1999 was 8,352,976.






                            Exhibit Index on Page 21
                                       1

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART I. FINANCIAL INFORMATION                                         Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            October 31, 1999 (unaudited) and January 31, 1999              3

            Unaudited Condensed Consolidated Statements of Income
            For the Nine Months Ended October 31, 1999 and 1998            4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended October 31, 1999 and 1998           5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended October 31, 1999 and 1998            6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                     7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


PART II. OTHER INFORMATION & SIGNATURE


Item 1.  Legal Proceedings                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19









PART  I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                       October 31,   January 31,
                                                          1999           1999
                                                      (unaudited)
                                                     ------------   ------------
                                           ASSETS
CURRENT ASSETS:
   Cash                                              $  2,503,000  $  2,599,000
   Accounts receivable, less allowance for doubtful
     accounts of $952,000 at October 31, 1999 and
     $904,000 at January 31, 1999                      20,972,000    20,120,000
   Income taxes receivable                                 56,000        56,000
   Inventories                                          2,480,000     1,640,000
   Deferred tax assets                                    915,000       919,000
   Prepaid expenses                                     1,637,000     1,099,000
                                                     ------------  ------------
     Total current assets                              28,563,000    26,433,000

Property, plant and equipment, at cost                 59,489,000    54,223,000
Less: accumulated depreciation                         35,556,000    33,402,000
                                                     ------------  ------------
    Net property, plant and equipment                  23,933,000    20,821,000

Property held for sale                                    544,000       544,000
Intangible assets, net                                    809,000       544,000
Other assets                                            1,707,000     1,489,000
                                                     ------------  ------------
        TOTAL ASSETS                                 $ 55,556,000  $ 49,831,000
                                                     ============  ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $  3,525,000  $  3,493,000
   Accrued expenses                                     4,746,000     3,785,000
   Income taxes payable                                   491,000       113,000
   Current installments of long-term debt               2,272,000     2,091,000
                                                     ------------  ------------
     Total current liabilities                         11,034,000     9,482,000

Long-term debt, excluding current installments         15,997,000    13,076,000
Deferred income taxes, net                              2,568,000     2,565,000
Deferred compensation                                     600,000       555,000
Minority interest                                          52,000        51,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000;
    issued and outstanding 8,352,206 as of October 31,
    1999 and 8,319,000 as of January 31, 1999          11,541,000    11,472,000
   Retained earnings                                   13,753,000    12,631,000
   Accumulated other comprehensive income                  11,000        (1,000)
                                                     ------------  ------------
     Total shareholders' equity                        25,305,000    24,102,000
                                                     ------------  ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 55,556,000  $ 49,831,000
                                                     ============  ============
See accompanying notes
                                        3

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Nine Months Ended October 31, 1999 and 1998
                                                       1999             1998
                                                   ------------    ------------
Revenues                                           $ 64,928,000    $ 68,052,000

Cost of sales                                        46,235,000      49,386,000
                                                   ------------    ------------

     Gross profit                                    18,693,000      18,666,000

Selling, general and administrative expense          14,633,000      13,554,000
Merger costs                                               -            906,000
                                                   ------------    ------------
     Operating income                                 4,060,000       4,206,000
Other income (expense):
   Interest expense, net                             (1,027,000)       (918,000)
   Other                                                 40,000          13,000
                                                   ------------    ------------
                                                       (987,000)       (905,000)
                                                   ------------    ------------
Income before income taxes and minority interest      3,073,000       3,301,000
Income taxes                                          1,216,000       1,341,000
                                                   ------------    ------------
Income before minority interest                       1,857,000       1,960,000
Minority interest                                        (1,000)        (12,000)
                                                   ------------    ------------

Income before cumulative effect of change in
  start-up costs                                      1,856,000       1,948,000
Cumulative effect of change in accounting for
  start-up costs, net of tax                               -           (473,000)
                                                   ------------    ------------
Net income                                         $  1,856,000    $  1,475,000
                                                   ============    ============
Basic earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                 $       0.22    $       0.24
  Cumulative effect of change for start-up costs,
    net of tax                                             -              (0.06)
                                                   ------------    ------------
Net income                                         $       0.22    $       0.18
                                                   ============    ============
Diluted earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                 $       0.22    $       0.23
  Cumulative effect of change for start-up costs,
    net of tax                                             -              (0.06)
                                                   ------------    ------------
Net income                                         $       0.22    $       0.17
                                                   ============    ============
Weighted average common shares outstanding            8,337,000       8,210,000
Dilutive effect of stock options                        257,000         385,000
                                                   ------------    ------------
Weighted average common shares outstanding,
assuming dilution                                     8,594,000       8,595,000
                                                   ============    ============
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended October 31, 1999 and 1998
                                                       1999             1998
                                                   ------------    ------------
Revenues                                           $ 21,046,000    $ 23,230,000

Cost of sales                                        15,029,000      16,909,000
                                                   ------------    ------------
     Gross profit                                     6,017,000       6,321,000

Selling, general and administrative expense           4,970,000       5,152,000

Merger costs                                               -            545,000
                                                   ------------    ------------

     Operating income                                 1,047,000         624,000

Other income (expense):
   Interest expense, net                               (376,000)       (315,000)
   Other                                                 14,000          (4,000)
                                                   ------------    ------------
                                                       (362,000)       (319,000)
                                                   ------------    ------------
Income before income taxes and minority interest        685,000         305,000
Income taxes                                            261,000         297,000
                                                   ------------    ------------
Income before minority interest                         424,000           8,000
Minority interest                                        (1,000)         (3,000)
                                                   ------------    ------------
Income before cumulative effect of change for
  start-up costs                                        423,000           5,000
Cumulative effect of change in accounting for
  start-up costs, net of tax                               -           (378,000)
                                                   ------------    ------------
Net income (loss)                                       423,000        (373,000)
                                                   ============    ============
Basic earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                 $       0.05    $       0.00
  Cumulative effect of change for start-up costs,
    net of tax                                             -              (0.05)
                                                   ------------    ------------
Net income (loss)                                  $       0.05    $      (0.05)
                                                   ============    ============
Diluted earnings (loss) per common share:
  Income before cumulative effect of change for
    start-up costs                                 $       0.05    $       0.00
  Cumulative effect of change for start-up costs,
    net of tax                                              -             (0.04)
                                                   ------------    ------------
Net income (loss)                                  $       0.05    $      (0.04)
                                                   ============    ============
Weighted average common shares outstanding            8,352,000       8,281,000
Dilutive effect of stock options                        191,000         325,000
                                                   ------------    ------------
Weighted average common shares outstanding,
assuming dilution                                     8,543,000       8,606,000
                                                   ============    ============
See accompanying notes.
                                        5

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended October 31, 1999 and 1998
                                                         1999            1998
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $ 1,856,000   $ 1,475,000

Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                        2,432,000     2,151,000
  Provision for losses on receivables (recoveries)        48,000        72,000
  Earnings from merged entity not included in net
    income                                                   -         181,000
  Undistributed earnings of affiliate                      1,000        12,000
  Deferred income taxes                                    7,000        15,000
  Changes in assets and liabilities:
    Accounts receivable                                 (900,000)   (1,624,000)
    Inventories                                         (840,000)       42,000
    Prepaid expenses                                    (538,000)     (371,000)
    Other assets and intangibles                        (218,000)      (90,000)
    Accounts payable                                      32,000      (375,000)
    Accrued expenses                                     961,000     2,458,000
    Deferred compensation                                 45,000           -
    Comprehensive income                                   1,000           -
    Income taxes                                         359,000      (272,000)
                                                     -----------   -----------
Net cash provided by operating activities              3,246,000     3,674,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (5,434,000)   (2,946,000)
  Proceeds from sale of assets                               -          73,000
  Investment in life insurance                               -        (153,000)
  Investment in new business                            (375,000)          -
                                                     -----------   -----------
Net cash used for investing activities                (5,809,000)   (3,026,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt             5,771,000     4,743,000
  Repayments of current and long-term debt            (2,669,000)   (4,689,000)
  Cash dividends paid                                   (584,000)     (488,000)
  Distributions paid                                    (120,000)     (362,000)
  Proceeds from stock options exercised                   69,000       176,000
                                                     -----------   -----------
Net cash provided by (used in) financing activities    2,467,000      (620,000)
                                                     -----------   -----------

Net increase (decrease) in cash                          (96,000)       28,000
Beginning cash balance                                 2,599,000     2,510,000
                                                     -----------   -----------

ENDING CASH BALANCE                                  $ 2,503,000   $ 2,538,000
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

      The statements presented as of and for the nine months and three months periods ended October 31, 1999 and 1998 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.    Comprehensive Income

      In fiscal 1999, the Company adopted Statement No.130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components. Accumulated other comprehensive income on the Company's condensed consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation. During the nine months ended October 31, 1999 and 1998 total comprehensive income was $1,867,000 and $1,475,000, respectively. For the three months ended October 31, 1999 and 1998 total comprehensive income was $420,000 and loss of $373,000, respectively. The reported amount for total comprehensive income differs from net income due to foreign currency translation adjustments.



4.    Segment Information

      In fiscal 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.131). SFAS No.131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No.131 did not affect results of operations or the financial position of the Company. Management has reorganized the business among the two core segments: Engineering & Evaluation Group consisting of testing activities and IT Solutions Group consisting of the staff augmentation activities. Certain historical segment information was restated to properly reflect the management approach described above.

5.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

6.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 1999 was $1,101,000 and $885,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 1998 was $951,000 and $1,116,000, respectively.

7.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 62% to NTS, Inc. and 38% to National Quality Assurance, Ltd for the fiscal year ending January 31, 2000.

8.    Dividends

      On January 26, 1999, the Company's Board of Directors adopted a regular annual dividend policy and declared an initial annual dividend of $0.04 per share, payable semi-annually. The initial semi-annual dividend of $0.02 per share was paid on March 2, 1999 to shareholders of record at the close of business on February 15, 1999. The second semi-annual dividend of $0.02 per share was paid on August 4, 1999 to shareholders of record at the close of business on July 15, 1999. In addition, On June 14, 1999, the Company's Board of Directors declared a special cash dividend of $0.03 per share which was paid on August 4, 1999 to shareholders of record at the close of business on July 15, 1999. This brought the total cash dividends for the twelve months ending August 4, 1999, to $0.07 per share.

      In the prior year, the Company paid a cash dividend of $.07 per share on August 4, 1998 to shareholders of record on July 15, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the matters addressed in this Item 2 contain forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect","anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated.


   GENERAL

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the nine months ended October 31. All prior year financial statements have been restated to reflect the pooling of interests method of accounting. They include the combined financial statements of NTS and XXCAL. Certain historical information was restated to properly report segment results.


RESULTS OF OPERATIONS
---------------------

REVENUES
Nine months ended October 31,         1999   % Change         1998
(Dollars in thousands)
                               ------------------------------------

Engineering & Evaluation           $37,876     (4.3)%      $39,566
IT Solutions                        27,052     (5.0)%       28,486
                               -----------            ------------
   Total revenues                  $64,928     (4.6)%      $68,052
                               ===========            ============

For the nine months ended October 31,1999, consolidated revenues decreased by $3,124,000 or 4.6% when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
In 1999, the Engineering and Evaluation segment revenues decreased by $1,690,000 or 4.3% when compared to the same period in 1998, primarily due to the continued weakness in the aerospace and defense industries, partially offset by an increase from telecommunications and computer hardware testing. The decline in

                                        9
aerospace and defense was primarily caused by delays in development progress on certain major new projects. In addition, some of the Company's aerospace customers are now retaining programs in-house and government laboratories are becoming more aggressive in competing with private industry for programs, thus increasing the pressure on revenue growth. The increase in telecommunications and computer testing is a direct result of the strategic focus by the Company on that fast growing market.

IT Solutions:
-------------
Revenues in the IT Solutions segment decreased by $1,434,000 or 5.0% due to the industry-wide Year 2000 projects slowdown coupled with the low availability of employees resulting from the low level of unemployment.

GROSS PROFIT
 Nine months ended October 31,     1999   % Change      1998
(Dollars in thousands)
                              ------------------------------

Engineering & Evaluation        $11,336       1.4%   $11,183
  % to segment revenue            29.9%                28.3%
IT Solutions                      7,357     (1.7)%     7,483
  % to segment revenue            27.2%                26.3%
                              ---------            ---------
Total gross profit              $18,693       0.1%   $18,666
                              =========            =========
 % to total  revenue              28.8%                27.4%

Total gross profit for the nine months ended October 31, 1999 increased by $27,000 or 0.1% when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
Gross profit for the Engineering & Evaluation Group increased by $153,000 or 1.4% for the nine months ended October 31, 1999 when compared to the same period in 1998, even though revenues decreased by 4.3%. This was due to the higher margin contracts for testing telecommunications, network equipment and computer testing. The increase in gross profit was partially offset by the decrease in the Company's aerospace and defense testing.

IT Solutions
------------
Gross profit as a percentage of net revenues in 1999 decreased by $126,000 or 1.7% in the IT Solutions Group, when compared to the same period in 1998, due to the reduction in revenues.


SELLING, GENERAL & ADMINISTRATIVE
 Nine months ended October 31,      1999   % Change        1998
(Dollars in thousands)
                              ---------------------------------

Engineering & Evaluation          $7,486     14.6%      $6,535
  % to segment revenue             19.8%                 16.5%
IT Solutions                       7,147      1.8%       7,019
  % to segment revenue             26.4%                 24.6%
                              ----------           -----------
Total S G & A                    $14,633      8.0%     $13,554
                              ==========           ===========
 % to total revenue                22.5%                 19.9%

Total selling, general and administrative expenses increased $1,079,000 or 8.0% for the nine months ended October 31, 1999, when compared to the same period in 1998.

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

OPERATING INCOME

Nine months ended October 31,   1999     % Change       1998
(Dollars in thousands)
                              -------------------------------

Engineering & Evaluation       $3,850       (2.9)%     $3,963
  % to segment revenue          10.2%                   10.0%
IT Solutions                      210      (13.6)%        243
  % to segment revenue           0.8%                    0.9%
                              -------              ----------
Total operating income         $4,060       (3.5)%     $4,206
                              =======              ==========
 % to total revenue              6.3%                    6.2%

Operating income for the nine months ended October 31, 1999 decreased by $146,000 when compared to the same period in 1998.

Operating income for the nine months ended October 31, 1999 for the Engineering & Evaluation Group decreased by $113,000 when compared to the same period in 1998 primarily as a result of the net decreases in revenues and increases in selling, general and administrative expenses.

Operating income for the nine months ended October 31, 1999 decreased by $33,000 in the IT Solutions Group when compared to the same period in 1998 primarily as a result of the net decreases in revenues and the increases in selling, general and administrative expenses.

INTEREST EXPENSE

Net interest expense increased $109,000 in the nine months ended October 31, 1999 when compared to the same period in 1998. This increase was principally due to higher average debt balances for the nine months ended October 31, 1999, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 40.0% for the nine months ended October 31, 1999 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision for fiscal year ending January 31, 2000. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

NET INCOME

The increase in net income for the nine months ended October 31, 1999, compared to the same period in 1998, was primarily due to the lack of start-up costs and merger costs in the current year and improved gross margins, offset by higher general and administrative expenses.



The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.

RESULTS OF OPERATIONS
---------------------

REVENUES
Three months ended October 31,        1999   % Change         1998
(Dollars in thousands)
                               -----------------------------------

Engineering & Evaluation           $12,518     (4.3)%      $13,086
IT Solutions                         8,528    (15.9)%       10,144
                               -----------            ------------
   Total revenues                  $21,046     (9.4)%      $23,230
                               ===========            ============

For the three months ended October 31,1999, consolidated revenues decreased by $2,184,000 or 9.4% when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
In 1999, the Engineering and Evaluation segment revenues decreased by $568,000 or 4.3% primarily due to the continued weakness in the aerospace and defense industries, partially offset by increases in telecommunications and computer hardware testing revenues. In addition, some of the Company's aerospace customers are now retaining programs in-house and government laboratories are becoming more aggressive in competing with private industry for programs, thus increasing the pressure on revenues. The increase in telecommunications and computer testing is a direct result of the strategic focus on that fast growing market.

IT Solutions:
-------------
Revenues in the IT Solutions segment decreased by $1,616,000 or 15.9% due to the industry-wide Year 2000 projects slowdown coupled with the low availability of employees resulting from the low level of unemployment.

GROSS PROFIT
Three months ended October 31,     1999   % Change      1998
(Dollars in thousands)
                               -----------------------------

Engineering & Evaluation         $3,586       1.7%    $3,526
  % to segment revenue            28.6%                26.9%
IT Solutions                      2,431    (13.0)%     2,795
  % to segment revenue            28.5%                27.6%
                               --------            ---------
Total gross profit               $6,017     (4.8)%    $6,321
                               ========            =========
 % to total revenue               28.6%                27.2%

Total gross profit for the three months ended October 31, 1999 decreased by $304,000 or 4.8% when compared to the same period in1998.

Engineering & Evaluation:
-------------------------
Gross profit for the Engineering & Evaluation Group increased by $60,000 or 1.7% for the three months ended October 31, 1999 when compared to the same period in 1998, even though revenues decreased by 4.3%. This was due to the higher margin contracts for telecommunications, network equipment and computer hardware testing.


IT Solutions
------------
Gross profit in 1999 decreased by $364,000 or 13.0% in the IT Solutions Group when compared to the same period in 1998 due to lower revenues.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,    1999    % Change      1998
(Dollars in thousands)
                               -----------------------------

Engineering & Evaluation        $2,610        6.4%    $2,454
  % to segment revenue           20.9%                 18.8%
IT Solutions                     2,360     (12.5)%     2,698
  % to segment revenue           27.7%                 26.6%
                               -------             ---------
Total S G & A                   $4,970      (3.5)%    $5,152
                               =======             =========
 % to total revenue              23.6%                 22.2%

Total selling, general and administrative expenses decreased $182,000 or 3.5% for the three months ended October 31, 1999 when compared to the same period in 1998.

Engineering & Evaluation:
-------------------------
Selling, general and administrative expenses increased $156,000 or 6.4% due to efforts to expand the base of business into new technology areas by engaging specialists in these new areas to offset the weakness in the basic aerospace and defense testing business. The Company is redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus, the Company has hired a number of such specialists which has caused selling expenses to increase in advance of achieving results from their work. The Company has also taken steps to cut costs in several areas of its operations.

IT Solutions:
-------------
Selling, general and administrative expenses decreased by $338,000 or 12.5% in the IT Solutions segment due primarily to the cost reduction efforts made to partially offset the reduction in revenues.

OPERATING INCOME
Three months ended October 31,     1999   % Change      1998
(Dollars in thousands)         -----------------------------

Engineering & Evaluation           $976      59.5%      $612
  % to segment revenue             7.8%                 4.7%
IT Solutions                         71     491.7%        12
  % to segment revenue             0.8%                 0.1%
                               --------            ---------
Total operating income           $1,047      67.8%      $624
                               ========            =========
 % to total revenue                5.0%                 2.7%

Operating income for the three months ended October 31, 1999 increased by $423,000 or 67.8% when compared to the same period in1998 primarily due to merger costs of $545,000 incurred in the prior year third quarter.

Operating income for the three months ended October 31, 1999 for the Engineering & Evaluation Group increased by $364,000 when compared to the same period in 1998 due to merger costs incurred in the prior year third quarter. This was partially offset by increased selling, general and administrative expenses in the Engineering & Evaluation Group discussed above.

Operating income for the three months ended October 31, 1999 increased by $59,000 in the IT Solutions Group when compared to the same period in 1998 due to merger costs incurred in the prior year third quarter, decreased selling, general and administrative expenses, partially offset by lower gross profit.

INTEREST EXPENSE

Net interest expense increased $61,000 in the three months ended October 31, 1999 when compared to the same period in 1998. This increase was principally due to higher average debt balances for the three months ended October 31, 1999, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 40.0% for the three months ended October 31, 1999 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision for fiscal year ending January 31, 2000. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

NET INCOME

The increase in net income for the three months ended October 31, 1999, compared to the same period in 1998, was primarily due to the lack of start-up costs and merger costs in the current period, lower selling, general and administrative expenses, partially offset by a reduction in revenues.

BUSINESS ENVIRONMENT

The business climate in the Engineering & Evaluation segment which has in the past shown signs of uncertainty and which had appeared to stabilize last year, has again become uncertain in the aerospace and defense industries. This has occurred primarily due to program delays in new research and development projects caused by technical difficulties being experienced by the Company's aerospace and defense clients. In addition, the trend to outsourcing, which started when many aerospace contractors began downsizing, has begun to reverse. Some of the Company's aerospace customers are now retaining programs in-house. Also, government laboratories are becoming more aggressive in competing with private industry for programs. All these factors have rendered the market more competitive with an attendant pressure on profits.

On the other hand, the business climate in the information technology (IT) business has been improving in the United States and abroad. The Company services this market through its high technology laboratories and its software and computer hardware evaluation laboratories. Areas that are showing significant growth are the telecommunications and electronics industries. The Company has been purchasing capital equipment to establish its position in these rapidly growing markets and has recently received Nationally Recognized Test Laboratory (NRTL) approval which gives it opportunity to provide accreditation as a third party agency. The Company also has been approved to perform "Bellcore" testing and performs these tests at two of its laboratories. The Company believes these industries have much higher profit margins and that increased sales in these industries will offset the decline in the traditional aerospace market. The Company also believes that in the future, both sales and higher margins will continue in the information technology industries, especially the computer, software and telecommunications sectors. Thus, the Company believes it will be in a better position to service these markets as the capital equipment and facilities come on line, which is starting to occur in the second half of the year and are expected to positively affect financial results in fiscal year 2001.

The Company also believes demand for ISO registration will continue to increase as more companies must compete for business in the global market place.

The Company is pursuing additional business in the IT staffing market. The Company supplies IT professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers and multiple levels of system operations personnel. The Company believes the growth in this sector will be accompanied by higher margins that will contribute favorably to the overall product mix.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended October 31, 1999, cash provided by operations decreased by $428,000 when compared to the same period in 1998. This decrease was primarily due to the effect of changes in inventories, prepaid expenses and accrued expenses partially offset by higher net income and the effect of changes in accounts payable, depreciation and income taxes.

Net cash used in investing activities in the nine-month period ended October 31, 1999 increased by $2,783,000 over the same period in 1998 due to capital purchases of telecommunications testing equipment, the upgrading of the computer systems and the acquisition of two quality-registration and certification services companies. The actual level of capital spending will be dependent on a variety of factors, including general economic conditions, bank covenants and the Company's operating requirements.

In the the nine-month period ended October 31, 1999, net cash provided by financing activities consisted of increases in lines of credit and term loans of $5,771,000 and proceeds from the exercise of stock options of $69,000, offset by debt reduction on lines of credit and short term and long term debt of $2,669,000 and cash dividends paid of $584,000 and distributions of $120,000 to stockholders of an S corporation acquired by the Company.

In September 1997, the Company negotiated with Sanwa Bank California, as agent, and Mellon Bank for a new credit agreement which includes a $6,000,000 revolving line of credit at an interest rate equal to the Bank's reference rate plus 0.25%. Also included in the agreements is a $6,500,000 term loan at an interest rate of 8.31%, which expires in January 2003. On October 30, 1998, the credit agreement was amended: 1) to extend the term of the revolving line to September 8, 2000, 2) to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the Bank's reference rate and 3) to add a new term loan for $2,000,000 at an interest rate equal to the Bank's reference rate plus 0.25% and a maturity date of November 1, 2003. On October 29, 1999, the credit agreement was amended again: 1) to extend the term of the revolving line to September 8, 2001, 2) to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the Bank's reference rate and 3) to add a new term loan for $3,000,000 at an interest rate equal to the Bank's reference rate plus 0.50% and a maturity date of October 31, 2004. On November 5, 1999, the interest rate for the new term loan was converted from the reference rate base to a fixed rate base at an annual rate of 8.88%. The current bank revolving line of credit had $2,993,000 available at October 31, 1999. Management believes these changes will not materially affect the short or long-term liquidity of the Company.

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

Much of the hardware and software used by the Company has already been upgraded to be Year 2000 compliant. Certain test equipment at the laboratories has been identified to be date sensitive and vendors have supplied new Year 2000 compliant software. In situations where the software is not available, the Company has replaced the equipment. To complete the necessary remediation of its business systems software, the Company has identified new Year 2000 compliant software and replaced certain crucial software applications it currently uses. All other identified existing systems were fixed internally. The Company has also contacted its major third-party vendors and is in the process of obtaining assurances that their systems are Year 2000 compliant.


The total cost for the Year 2000 project will be approximately $500,000 for new hardware, software and in-house programming. The Company does not consider these costs to have a material impact on its financial position, results of operations or cash flows. The Company has funded and will continue to fund these costs from its operating and financing cash flows.
















































PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

      On or about April 30, 1999, TECSTAR, Inc., a manufacturer of flight hardware for use in satellites filed a complaint against the Company in the Superior Court of the State of California for Los Angeles County, Case No. BC 209645. The complaint alleges that TECSTAR contracted with the Company to test hardware in accordance with certain agreed upon test specifications. TECSTAR alleges that during a test cycle the temperature of the hardware exceeded the specifications and that as a result the hardware was rejected by TECSTAR's customer as allegedly being unsuitable for flight. As a consequence, TECSTAR asserts that it scrapped the hardware.

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

      The Company believes that it has meritorious defenses to the complaint and intends to vigorously defend against TECSTAR's claims. The Company also intends to vigorously prosecute the cross-complaint against Research, Inc. The Company has also submitted the TECSTAR claims to its property loss insurance carrier for coverage determination.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit 3.4 - Amendment to Section 3.2 of the Bylaws of National Technical Systems, Inc.

      Exhibit 10.6 - Third Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS dated October 29, 1999.

      Exhibit 27 - Financial Data Schedule

      (b) Form 8-K

      During the quarter ended October 31, 1999 the registrant did not file a current report on Form 8-K.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL TECHNICAL SYSTEMS, INC.



Date:  December 13, 1999               By:        /s/ Lloyd Blonder
       -----------------                   ---------------------------------
                                           Lloyd Blonder
                                           Senior Vice President
                                           Chief Financial Officer

                                           (Signing on behalf of the
                                            registrant and as principal
                                                   financial officer)

































                                 Exhibit Index

Exhibit No.         Description                                    Page No.
--------------------------------------------------------------------------------


3.4       Amendment to Section 3.2 of the Bylaws of National
          Technical Systems, Inc.                                      22

10.6      Third Amendment to Credit Agreement between Sanwa Bank
          California, Mellon Bank and NTS dated October 29, 1999       23

27        Financial Data Schedule                                      37











































                                                                     Exhibit 3.4
                                                                     -----------

                   Amendment to Section 3.2 of the Bylaws
                                     of
                      NATIONAL TECHNICAL SYSTEMS, INC.

The full text of Section 3.2 of the Company's Bylaws, as currently in effect, reads as follows:

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

The full text of Section 3.2 of the Company's Bylaws, as proposed to be amended, reads as follows:


      Section 3.2 NUMBER AND QUALIFICATION OF DIRECTORS. The authorized number of directors shall be not less than NINE (9) nor more than SEVENTEEN (17). The exact number of authorized directors shall be set from time to time by the board of directors. An amendment to this bylaw adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote which reduces the number of directors to a number less than five (5) cannot be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of action by written consent, are equal to more than 16-2/3% of the outstanding shares entitled to vote.

                                                                    Exhibit 10.6
                                                                    ------------

                     THIRD AMENDMENT TO CREDIT AGREEMENT

      THIS THIRD AMENDMENT TO CREDIT AGREEMENT (the "Third Amendment") is made and dated as of the 29th day of October, 1999, by and among SANWA BANK CALIFORNIA ("Sanwa"), those other banks (each, including Sanwa, a "Lender" and, collectively, the "Lenders"), party with Sanwa to the Agreement defined in Recital A below, SANWA, as agent for the Lenders (in such capacity, the "Agent") and as the L/C Bank (as defined in the Agreement), and NTS TECHNICAL SYSTEMS, a California corporation (the "Borrower").

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

                                  AGREEMENT

      1. Increase in Amount of Revolving Credit Limit and extension of Revolving Loan Maturity Date. To reflect the agreement of the parties hereto to increase the amount of the Revolving Credit Limit and to extend the Revolving Loan Maturity Date, effective as of the Effective Date (as defined in Paragraph 7 below), the definitions of "Revolving Credit Limit" and "Revolving Loan Maturity Date" set forth in Paragraph 1 of the Agreement are hereby amended to read in their entirety as follows:

                  "'Revolving Credit Limit' shall mean $10,000,000, as such amount may be increased or decreased by written agreement of the Agent, the Borrower and one hundred percent (100%) of the Lenders."

                  "'Revolving Loan Maturity Date' shall mean the earliest of:
      (i) September 8, 2001, as such date may be extended from time to time in writing by the Agent, the Borrower and one hundred percent (100%) of the Lenders, in their sole discretion, (ii) the date the Lenders terminate their obligation to make further Loans hereunder pursuant to Paragraph 8 below, or (iii) the date the Revolving Credit Limit is reduced to $0.00."

        2. Addition of New Credit Facility. To reflect the agreement of the Lenders hereto to provide an additional term loan facility, effective as of the Effective Date:

            (a) A new Paragraph 2(a)(5) is hereby added to Paragraph 2(a) of the Agreement to read in its entirety as follows:

                "(5) 1999 Term Loans. On the terms and subject to the conditions set forth herein, each Lender agrees that it shall make 1999 Term Loans (the '1999 Term Loans' or a '1999 Term Loan') to the Borrower in one disbursement made within fifteen (15) days of the Effective Date of the Third Amendment to this Agreement in an aggregate amount with all its other outstanding 1999 Term Loans not to exceed its Percentage Share of the 1999 Term Loan Credit Limit. Once borrowed, the 1999 Term Loans may not be repaid and reborrowed."

            (b) A new Paragraph 2(b)(4) is hereby added to Paragraph 2(b) of the Agreement to read in its entirety as follows:

                    "(4) 1999 Term Loans. 1999 Term Loans shall be maintained, at the election of the Borrower made from time to time as permitted herein, as Reference Rate Loans or Eurodollar Loans."

            (c) The first sentence in Paragraph 2(d) is hereby amended to read as follows:

                "Interest accruing on Reference Rate Loans and Fixed Rate
      Loans outstanding hereunder shall be payable monthly, in arrears, for each month on the first Business Day of the next succeeding month and a final payment shall be payable, with respect to Revolving Loans, on the Revolving Loan Maturity Date; with respect to Term Loans, on the Term Loan Maturity Date; with respect to 1998 Term Loans, on the 1998 Term Loan Maturity Date; and with respect to 1999 Term Loans, on the 1999 Term Loan Maturity Date."

            (d) A new Paragraph 2(e)(1)(iv) is hereby added to Paragraph 2(e) of the Agreement to read in its entirety as follows:

                "(iv) the principal amount of the 1999 Term Loans in sixty
      (60) equal installments of $50,000 on the last Business Day of each month, commencing November 30, 1999 until the 1999 Term Loan Maturity Date when the 1999 Term Loans remaining outstanding shall be due and payable."

            (e) Paragraph 3(c)(1) of the Agreement is hereby amended to delete the first sentence thereof and to replace the same with the following language to read in its entirety as follows:

                "The obligation of the Borrower to repay the Loans may at the request of any Lender be evidenced by notes payable to the order of such Lender in the form of that attached hereto as Exhibit A-1, Exhibit A-2, Exhibit A-3, and Exhibit A-4 respectively (a "Note" or the "Notes")."

            (f) A new Exhibit A-4 in the form of that attached hereto as Amendment Exhibit 1 is hereby added to the Third Amendment.

            (g) Paragraph 1 of the Agreement is hereby amended to add the following new definitions, in correct alphabetical order, to read in its entirety as follows:

                "'1999 Term Loans' shall have the meaning given such term in Paragraph 2(a) below."

                "'1999 Term Loan Credit Limit' shall mean $3,000,000, as such amount may be increased or decreased by written agreement of the Agent, the Borrower and one hundred percent (100%) of the Lenders."

                "'1999 Term Loan Maturity Date' shall mean the earlier of (i) October 31, 2004, as such date may be extended from time to time in writing by the Borrower and one hundred percent (100%) of the Lenders in their sole discretion and (ii) the date the Lenders terminate their obligation to permit the 1999 Term Loans to remain outstanding pursuant to Paragraph 8 below."

                "'1999 Term Loan Note' shall mean that note substantially in the form of Exhibit A-4 attached hereto."

            (h) The following existing definitions set forth in Paragraph 1 of the Agreement are hereby amended to read in their entirety as follows:

                "'Loans' shall mean Revolving Loans, Term Loans, 1998 Term Loans, and 1999 Term Loans."

                "'Interest Period' shall mean (i) with respect to any Fixed
      Rate Loan, a period not less than one year agreed upon by the Lenders and
      (ii) with respect to any Eurodollar Loan, the period commencing on the date advanced and ending one, two, three or six months thereafter or, if applicable, on the 1998 Term Loan Maturity Date or the 1999 Term Loan Maturity Date, all as designated in the related Loan Request; provided, however, that (a) any Interest Period applicable to a Eurodollar Loan which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless by such extension it would fall in another calendar month, in which case such Interest Period shall end on the immediately preceding Eurodollar Business Day, (b) any Interest Period applicable to a Eurodollar Loan which begins on a day for which there is no numerically corresponding day in the calendar month during which such Interest Period is to end shall, subject to the provisions of clause (a) hereof, end on the last day of such calendar month, (c) no such Interest Period applicable to Revolving Loans shall extend beyond the Revolving Loan Maturity Date, (d) no Interest Period applicable to Term Loans shall extend beyond the Term Loan Maturity Date, (e) no Interest Period applicable to 1998 Term Loans shall extend beyond the 1998 Term Loan Maturity Date, and (f) no Interest Period applicable to 1999 Term Loans shall extend beyond the 1999 Term Loan Maturity Date.."

      3. Modification of Pricing Provisions. To provide pricing provisions applicable to the 1999 Term Loans, effective as of the Effective Date, the following existing definitions set forth in Paragraph 1 of the Agreement are hereby amended to read in their entirety as follows:

                "'Applicable Reference Rate' shall mean the Reference Rate, as from time to time in effect, plus (i) in the case of Revolving Loans, 0.00% per annum, (ii) in the case of Term Loans, 0.50% per annum, and
      (iii) in the case of 1998 Term Loans and 1999 Term Loans, 0.25% per annum.

                "'Adjusted LIBOR Spread' shall mean (i) in the case of Revolving Loans, 2.00% per annum, (ii) in the case of Term Loans, 2.50% per annum, and (iii) in the case of 1998 Term Loans and 1999 Term Loans, 2.25% per annum."

      4. Modification of Capital Expenditure Covenants: To reflect the agreement of the parties hereto to amend capital expenditure covenant set forth in the Agreement, effective as of the Effective Date, Paragraph 7(j)(3) of the Agreement is hereby amended to read as follows:

                "(3) make capital expenditures in aggregate in excess of (i) $4,350,000 in the Borrower's fiscal year ending January 31, 1999, (ii) $8,250,000 in the Borrower's fiscal year ending January 31, 2000; (iii) $5,000,000 in the Borrower's fiscal year ending January 31, 2001, and
       (iv) $2,500,000 thereafter."

      5. Modification of Additional Covenants: To reflect the agreement of the parties hereto to add negative covenants:

            (a) New Paragraphs 7(k) and 7(l) are added at the end of Paragraph 7 to read as follows:

            "7(k) No Restrictions on Dividends. Grant, enter into or permit to remain in effect any agreement with any Person which would have the effect of prohibiting or restricting in any manner Subsidiaries of the Borrower from declaring or paying any dividends upon their shares of stock now or hereafter outstanding or from making any distribution of assets to the Borrower, whether in cash, property or securities.

            "7(l) Limitation on Contingent Obligations. The Borrower shall not, and shall not permit any of its Subsidiaries to, directly or indirectly, create or become liable with respect to any Contingent Obligation except:

            "(i)   Subsidiaries of the Borrower may become and remain liable
      with respect to Contingent Obligations pursuant to Guaranties of the Obligations delivered to the Lenders pursuant to this Agreement;

            "(ii) The Borrower may become and remain liable with respect to Contingent Obligations under this Agreement; or

            "(iii) As set forth on Schedule 7(l) hereto."

            (b) Paragraph 1 is amended to add in correct alphabetical order the following new definition:

            "'Contingent Obligation' shall mean, with respect to any Person, any direct or indirectly liability, contingent or otherwise (i) with respect to any Indebtedness, lease, dividend or other obligation of another if the primary purpose or intent thereof is to provide assurance to the obligee of such obligation of another that such obligation will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holders of such obligation will be protected (in whole or in part) against loss in respect thereof, (ii) with respect to any letter of credit issued for the account of such Person or as to which such Person is otherwise liable for reimbursement of drawings. Contingent Obligations shall include (a) the direct or indirect guaranty, endorsement (otherwise than for collection or deposit in the ordinary course of business), co-making, discounting with recourse or sale with recourse by such Person of the obligation of another,
            (b) the obligation to make take or pay or similar payments if required regardless of non-performance by another party or parties to an agreement, and (c) any liability of such Person for the obligation of another through any agreement (contingent or otherwise) (x) to purchase, repurchase or otherwise acquire such obligation or any security therefor, or to provide funds for the payment or discharge of such obligation (whether in the form of loans, advances, stock purchases, capital contributions or otherwise) or (y) to maintain the solvency or any balance sheet item, level of income or financial condition of another if, in the case of any agreement described under clauses (x) or (y) of this sentence, the primary purpose or intent thereof is as described in the preceding sentence."

      6. Reaffirmation of Security Agreements. The Borrower hereby affirms and agrees that (a) the execution and delivery by the Borrower of and the performance of its obligations under this Third Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the obligations of the Borrower or the rights of the Lenders under the Security Documents or any other document or instrument made or given by the Borrower in connection therewith,
(b) the term "Obligations" as used in the Security Agreement includes, without limitation, the Obligations of the Borrower under the Agreement as amended hereby, and (c) the Security Documents remain in full force and effect and constitutes a continuing first priority security interest in and lien upon the Collateral described therein.

      7. Effective Date. This Third Amendment shall be effective on the date (the "Effective Date") when all of the following conditions precedent have been satisfied:

            (a) The Borrower shall have delivered or shall have had delivered to the Agent each of the following (with sufficient copies for each of the Lenders):

                (i)   A duly executed copy of this Third Amendment;

                (ii) Such credit applications, financial statements, authorizations, environmental reviews of the Property, and such information concerning the Borrower and its Guarantors and their business, operations and condition (financial and otherwise) as any Lender may reasonably request;

                (iii) Certified copies of resolutions of the Board of Directors of the Borrower approving the execution and delivery of the Third Amendment and related Loan Documents to which it is a party;

                (iv) Certificates of the Secretary or an Assistant Secretary of the Borrower certifying the names and true signatures of its officers authorized to sign this Third Amendment and related Loan Documents to which it is a party;

                (v) An opinion of Sheppard, Mullin, Richter & Hampton, LLP, counsel to the Parent, the Borrower and their respective Subsidiaries, in form and substance satisfactory to the Lenders, addressing the due authorization, execution and delivery of this Third Amendment and related documents and such other matters as the Lenders shall reasonably request.

            (b) All fees and other amounts payable hereunder prior to such date shall have been paid, and all acts and conditions (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of this Third Amendment and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

            (c) The representations and warranties made by or on behalf of the Borrower and each Guarantor in or pursuant to the Loan Documents (and by executing and delivering this Third Amendment, the Borrower represents that all such representations and warranties) shall be accurate and complete in all material respects as if made on and as of such date.

            (d) There shall not have occurred an Event of Default or Potential Default not otherwise cured or waived.

      If this Third Amendment shall not have become effective on or before November 15, 1999, then this Third Amendment shall, at the election of the Lenders as evidenced by written notice to such effect given by the Lenders to the Borrower, terminate and be of no further force or effect.

      8. Representations and Warranties. As an inducement to the Agent, the L/C Bank and each Lender to enter into this Amendment, the Borrower represents and warrants to the Agent, the L/C Bank and each Lender that:

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

            (b) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform this Third Amendment and the Agreement as amended hereby to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of this Third Amendment and the Agreement as amended hereby. This Third Amendment and the Agreement as amended hereby have been duly executed and delivered on behalf of the Borrower and each Guarantor party thereto and constitute such Person's legal, valid and binding obligations enforceable against it in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

            (c) No Legal Bar. The execution, delivery and performance of this Third Amendment and the Agreement as amended hereby, the borrowings hereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligations of the Borrower or any Guarantor or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor except as contemplated thereby.

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

            (e) Consents, etc. No consent, approval, authorization of, or registration, declaration or filing with any Governmental Authority is required on the part of the Borrower or any Guarantor in connection with the execution and delivery of this Third Amendment and the Agreement as amended hereby or the performance of or compliance with the terms, provisions and conditions hereof or thereof.

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

      9.    Miscellaneous Provisions.

            (a) Expenses. In accordance with Paragraph 6(g) of the Agreement, the Borrower agrees to pay all reasonable out-of-pocket expenses of the Agent incident to the preparation and negotiation of this Third Amendment.

            (b) Entire Agreement. This Third Amendment embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof and thereof.

            (c) Governing Law. This Third Amendment shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

            (d) Counterparts. This Third Amendment may be executed in any number of counterparts, all of which together shall constitute one agreement.







































                  IN WITNESS WHEREOF, the parties hereto have caused this Third Amendment to be executed as of the day and year first above written.

                                NTS TECHNICAL SYSTEMS, a California corporation


                                By:____________________________________
                                Name:  Lloyd Blonder
                                Title: Vice President


                                SANWA BANK CALIFORNIA, as Agent and the L/C
                                Bank


                                By:____________________________________
                                Name:  Robert Ligon
                                Title: Vice President


                                SANWA BANK CALIFORNIA, as a Lender


                                By:____________________________________
                                Name:  Robert Ligon
                                Title: Vice President


                                MELLON BANK, N.A., as a Lender


                                By:____________________________________
                                Name:  Garry Handelman
                                Title: Vice President



















                         REAFFIRMATION OF GUARANTIES

Each of the undersigned Subsidiaries and Guarantors agrees to the terms of this Third Amendment and hereby ratifies and reaffirms its Guaranty of the Obligations of the Borrower and its grant of a security interest in certain property to secure such Guaranty in favor of the Agent, on behalf of itself, the Lender, and the L/C Bank and agrees that, notwithstanding this Third Amendment and any other amendment or supplement to the Agreement entered into prior to this Third Amendment, its Guaranty shall remain in full force and effect with respect to the Agreement as amended hereby.

                                    NATIONAL TECHNICAL SYSTEMS, INC.


                                    By:____________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President


                                    ETCR, INC.


                                    By:____________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President


                                    APPROVED ENGINEERING TEST
                                    LABORATORIES, INC.


                                    By:____________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President


                                    ACTON ENVIRONMENTAL TESTING
                                    CORPORATION


                                    By:____________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President



                                    NATIONAL TECHNICAL SYSTEMS
                                    - CERTIFICATION SERVICES, INC.


                                    By:____________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President


                                    WISE AND ASSOCIATES, INC.


                                    By:____________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President


                                    NTS TECHNICAL SERVICES, INC.

                                    By:_____________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President


                                    XX CAL, INC.


                                    By:______________________________________
                                    Name:  Lloyd Blonder
                                    Title: Vice President


















                                                                     AMENDMENT
                                                                     EXHIBIT 1
                                                                     ---------

                                 EXHIBIT A-4
                                 -----------
                             TO CREDIT AGREEMENT
                             -------------------

                         FORM OF 1999 TERM LOAN NOTE

$_______________                                         _______________, 1999


            FOR VALUE RECEIVED, the undersigned NTS TECHNICAL SYSTEMS, a California corporation ("Borrower"), hereby unconditionally promises to pay to the order of _________________ ("Lender") the unpaid principal amount of each 1999 Term Loan made by Lender under the Credit Agreement referred to below in accordance with the provisions of such Credit Agreement, provided that on or before the 1999 Term Loan Maturity Date, Borrower shall pay in full the unpaid principal amount of all 1999 Term Loans made by Lender to Borrower under the Credit Agreement referred to below.

            Borrower also promises to pay interest on the unpaid principal amount hereof from the date hereof until paid at the rates and at the times which shall be determined in accordance with the provisions of that certain Credit Agreement dated as of September 8, 1997 entered into among Borrower, Sanwa Bank California, as Agent ("Agent"), Lender and the other lenders named therein (as the same may be amended from time to time, the "Credit Agreement"), and to pay all sums owed to Lender under the Credit Agreement. Any amounts not paid when due under this 1999 Term Loan Note shall bear interest at the rate specified in the Credit Agreement.

            All payments of principal and interest shall be made to Agent for the account of Lender in United States Dollars in immediately available funds at Sanwa Bank California, Sherman Oaks Commercial Banking Center, 15165 Ventura Boulevard, Sherman Oaks, California 91403.

            The type, amounts and dates of all 1999 Term Loans and the amounts and dates of all payments and prepayment hereon shall be endorsed by the holder hereof on a schedule to be attached hereto; provided, however, that the failure by the holder to make such endorsements shall in no way detract from Borrower's obligations hereunder.

            This 1999 Term Loan Note is one of the "Notes" referred to in the Credit Agreement and is subject to the terms and conditions thereof. The Credit Agreement provides, inter alia, for the prepayment in whole or in part hereof or the acceleration of the maturity hereof upon the occurrence of certain events stated therein and for the payment of attorneys' fees incurred to enforce payment hereof. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned in the Credit Agreement.

            The undersigned hereby waives notice of default, presentment, demand for performance, notice of nonpayment, protest, notice of protest and all other notices in connection with the delivery, acceptance, performance, default or enforcement of this 1999 Term Loan Note.

            This 1999 Term Loan Note shall be governed by, and construed and enforced in accordance with, the laws of the State of California.

                                    NTS TECHNICAL SYSTEMS, a California
                                    corporation


                                    By:____________________________________

                                    Print Name:____________________________

                                    Title:_________________________________






































                                                                 SCHEDULE 7(l)
                                                                 -------------

                         OTHER CONTINGENT OBLIGATIONS

                                     NONE















































                                     14
                                 Page 36 of 37