Form 10-K405
period 2000-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2000-04-28
CIK 110536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                    COMMISSION FILE NUMBER 0-16438

                            ------------------------

                        NATIONAL TECHNICAL SYSTEMS, INC.
              (Exact name of company as specified in its charter)

             CALIFORNIA                             95-4134955
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

 24007 VENTURA BOULEVARD, SUITE 200
            CALABASAS, CA
   (Address of principal executive                     91302
              offices)                              (Zip Code)

                                 (818) 591-0776
                          (Company's telephone number)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                               NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------                   ---------------------
     Common Stock--No Par Value                     Nasdaq-NMS

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 20, 2000 was approximately $16,504,000

    The number of shares of Registrant's Common Stock outstanding on April 20, 2000 was 8,508,250.

    Portions of the Proxy Statement of Company for the Annual Meeting of Shareholders to be held on June 23, 2000, are incorporated by reference into
Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NATIONAL TECHNICAL SYSTEMS, INC.

                           ANNUAL REPORT (FORM 10-K)

                        FOR YEAR ENDED JANUARY 31, 2000

                                     PART I

    Except for the historical information contained herein, certain statements in this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc's ("NTS" or "the Company") successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

1.  BUSINESS

    A.  GENERAL

    NTS is a diversified services company which operates in two segments:
"Engineering and Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Company's corporate headquarters maintains overall supervision, coordination and financial control.

    B.  HISTORY

    The Company was founded in 1961, incorporated in 1968 in California and subsequently was reincorporated in Delaware in 1987 to serve as a holding company for its subsidiaries. On January 31, 1997, the Company was merged into a newly formed California corporation named National Technical Systems, Inc. On October 30, 1998, the company completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The merger was treated as a pooling of interests.

    Unless indicated otherwise, the term "Company" or "NTS" includes
NTS, Inc.--CA and its wholly owned subsidiaries, NTS California, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, Wise and Associates, Inc., a Texas corporation, National Technical Services, Inc., (formerly S&W Technical Services) a Florida corporation, XXCAL, Inc., a California corporation, XXCAL Limited, a United Kingdom corporation, National Quality Assurance--USA, Inc. (NQA), a 50% owned Massachusetts corporation and NTS--CS, a Delaware corporation.

    Historically, the Company's primary businesses have been comprised of technical services and engineering disciplines. These services were provided domestically to a wide range of industries (telecommunications, medical, computer, automotive, aerospace, defense and nuclear, among others) and included analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, qualification of equipment for nuclear power plants, engineering design, computer-based structural dynamics and finite element analysis.

    The Company, also performs information technology ("IT") managed services which includes technical staffing on a temporary or permanent basis, project management and consulting. In addition, the Company performs quality management registration services.

    During fiscal 1998, in response to the intention of the U.S. Air Force to privatize McClellan Air Force base located in Sacramento, California, the Company took over the operations and employees of the Science and Engineering Test Laboratories at McClellan. This allowed the Company to enter a new line of business. The facility provided chemical, materials and electronic analysis for the government, including failure analysis of fuels and lubricants, electronic components, materials and processes, metal fatigue simulation, non-destructive evaluation, corrosion analysis and quality verification. This was the only facility in the Company that had the necessary equipment and knowledge to perform these types of services. During fiscal 2000, the Company experienced a significant loss of business at its McClellan Air Force base facility due to the government decision to transfer work, planned for that operation, to another Air Force base. The Company, facing losses in attempting to maintain the operation decided to discontinue this line of business and close its operations in Sacramento. (See Note 2 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). All information presented herein has been restated to exclude the effects of the Sacramento operation.

    In fiscal 2000 the Company acquired Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories. The operation performs electromagnetic compatibility testing for the telecommunications industry. Also in fiscal 2000, through its NTS-CS subsidiary, the Company acquired the quality management registration business of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh, Pennsylvania based registration business.

    C.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    See Note 11 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii).

    D.  DESCRIPTION OF BUSINESS

        (i) ENGINEERING & EVALUATION ("E&E GROUP")

    The E&E Group of NTS is one of the largest independent product and systems assessment organization in the U.S., with facilities throughout the country as well as England and Japan, and provides highly trained technical personnel for analysis, engineering, and mechanical and electronic evaluation to ascertain product performance and reliability under both standard use conditions and induced environmental stress conditions. The E&E Group serves a large variety of high technology industries, including aerospace, automotive, electronics, defense, transportation, utilities, and miscellaneous specialty equipment manufacturers. In these industries, the ability to reproduce actual operating conditions is required, which entails specialized abilities and equipment, such as simulating conditions of outer space, under water, aerodynamic pressures and temperature. These conditions include vibration, extremes of temperature, acceleration, altitude, shock, acoustic noise and flight dynamics. The E&E Group also provides other related engineering services, including accelerated aging analysis, and equipment qualification for the energy market. Components tested include items used in motor vehicles, missile programs, communications products, satellites, medical equipment, the space program, aircraft, motor vehicles, missile programs and nuclear safety equipment (but excluding radioactive material).

    The E&E Group services include the development of effective product screening procedures, design and fabrication of test fixtures plus failure analysis and design modification support. The E&E Group is also one of the leading providers of fluid component and systems testing. The E&E Group designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. The E&E Group is capable of performing structural testing and analysis, and, in particular, structural loading of large articles such as complete airframes. The E&E Group also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid components. The E&E Group offers clients a way to minimize their personnel, testing time and costs by utilizing The E&E Group's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. The E&E Group provides a "one stop" resource and single source responsibility for environmental qualification, compliance, reliability and safety testing and offers full-service assessments for items ranging from components to circuit boards to entire vehicles, including spacecraft.

    The E&E Group is engaged in supplying services to U.S. government defense programs. These contracts are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiations, and intense competition for the available defense business.

    More recently, The E&E Group has entered into the rapidly growing information technology industries. These industries include computer and software manufacturing, telecommunications and medical devices. The E&E Group performs evaluation of electronic field emissions for a variety of products manufactured by these industries.

    The rapid expansion of the telecommunications industry's need for product assessment and certification has led the E&E Group to become actively involved in the certification and evaluation of a broad array of telecommunications equipment and systems for major manufacturers of such equipment. The E&E Group's services are performed in accordance with the Network Equipment Building Systems specifications (NEBS), as required by the telecommunications industry.

    NTS has achieved certification as a Nationally Recognized Test Laboratory
(NRTL) by the U.S. Government and now performs safety testing and listing for a variety of product manufacturers including telecommunications, medical, computers, computer peripherals and other electrical system products. In addition, NTS also conducts conformity assessment activities for manufacturers enabling them to attain European Community marking. Selective industry specifications required that some products that must be safely operated in a medical environment, receive a third party (independent laboratory) evaluation. This requirement creates a special market for independent test labs who have the technical staff and equipment to perform the appropriate specification requirements. NTS, through its NRTL approval and other national and international approvals has become a supplier of these technical services.

    The E&E Group provides support for both software development firms, computer industry hardware manufacturers and networking companies in the areas of quality assurance, programming, compatibility and certification testing, functionality testing, usability testing, test plan development and documentation. Rapid changes in technology require software manufacturers to ensure that their new products are compatible with older hardware platforms as well as the variety of products available to users. Hardware manufacturers need to assure that new products they develop are compatible with existing operational programs they embed in their products and network developers must assure compatibility with the systems used by industry. The E&E Group performs such compatibility testing for the information technology industry. In addition to performing such services at NTS facilities in the U.S., Great Britain and Japan, The E&E Group provides trained test specialists at its client's facilities during their periods of peak demand.

    To support these efforts, the E&E Group programming experts have developed firmware, device drivers, test programs, automated test scripts and benchmark suites for various manufacturers using Microsoft Visual Studio. The E&E Group engineers can also create automated test procedures or test scripts which help validate applications when changes are made, or bugs are fixed in applications.

    The group also provides international registration of companies requiring quality control standards. With the ever increasing globalization of industry and trade, the international community has developed, and continually updates, a system of quality standards to insure that products manufactured conform to acceptable standards when sold anywhere in the world. These standards, developed by the International Standards Organization (ISO), and applicable to different industries such as aerospace, automotive and environmental are used to provide compliance by manufacturers being certified by third party registrants.

Third party registrants are accredited by industry regulated accreditation bodies. The E&E Group is certified to provide third party registrations to a variety of industries. To accomplish certification, The E&E Group audits a company's quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the client's quality system is verified to conform to the requirements of the applicable ISO standard, NTS issues a certificate describing the scope of the client's quality system which has been certified. The client is then entitled to display the Registrar's mark on advertising and stationery as evidence that it has achieved ISO registration. Thereafter, the E&E Group performs periodic follow-up surveillance to assure that the client remains in compliance.

    The Company's strength and diversity is shown in the fact that its largest customer, a computer manufacturer, represents 3.3% of total revenues. Revenues derived from the top 50 customers is less than 45% of total revenues.

    The Engineering and Evaluation Group provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The group markets these services through a sales force located throughout the United States, England and Japan and performs these services at its facilities or at the client's facility.

    The E&E Group provides its Engineering and Evaluation services through 16 independent testing facilities in North America, England and Japan, NTS laboratories in Acton and Boxborough, MA, Los Angeles, Fullerton, Culver City, Saugus, and Valencia, CA, Camden, AR, Detroit, MI, Fredericksburg, VA, Largo, FL, Tinton Falls, NJ, Plano, TX, Tempe, AZ, Letchworth, United Kingdom and Yokohama, Japan.

INDUSTRY OVERVIEW

    Manufacturers are increasingly fulfilling more of their evaluation testing on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Thus, while the aerospace and industrial product test business has remained flat over the past ten years, opportunity has arisen for providing outsourcing services to the IT industry. The E&E Group, by diversifying from its heavy dependence on aerospace/defense to commercial industries such as IT, automotive and medical industries, has positioned itself for growth.

BUSINESS STRATEGY

    To meet its clients' needs, the E&E Group is committed to maintaining its position at the cutting-edge of technology by continuously upgrading its facilities, equipment and personnel in line with market requirements. In addition, the E&E Group's continuous movement into new technological areas will require it to invest in equipment needed to adequately service clients' needs. Through close consultation with NTS's existing and prospective clients to ascertain their needs for the future, the E&E Group is able to better determine its needs. At the same time, the E&E Group continues to maintain its excellent relations with its staff of experienced engineers and technicians by offering attractive benefit programs and opportunities for advancement and professional learning. The soundness of these approaches can be demonstrated by the fact that approximately 25% of the E&E Group's employees have been with the Company for 20 years or more.

GROWTH STRATEGY

    The E&E Group's growth strategy is to expand its geographic scope of business. The primary method of growth for the Group will be from expansion of its services to technological areas that the Group is not yet serving or has only in recent years begun to penetrate. The most prominent of these is information technology involving telecommunications, networks, computers and their ancillary equipment and systems.

The E&E Group has been investing heavily in equipment to support these areas and continues to win major programs as a result of this investment.

        (ii) TECHNICAL STAFFING

    The Technical Staffing Group is a provider of information technology, managed services, permanent placement and staffing. Utilizing full-time salaried and hourly consultants, the Company offers a wide range of staffing solutions to meet its clients' IT, information systems ("IS") and software engineering needs. The Group's technical consultants have expertise on many hardware platforms utilizing a wide variety of operating systems, languages and software applications. It provides services covering all aspects of development, including planning, design, programming, implementation, maintenance documentation and ongoing management. The Group also locates and recruits full-time employees for its clients.

    NTS also provides other specialty staffing services such as fault-tolerant application development, network management and desktop services Help desk support engineers, designers and drafters are made available to the energy generation and petrochemical industries. The Group also supplies technical personnel for other high technology industries.

    As of January 31, 2000, the Technical Staffing group served its clients from 12 locations in 7 states, as follows: Calabasas, Orange, Culver City and San Francisco, CA; Loveland, CO; Atlanta, GA; Cary, NC; San Antonio, Houston, and Austin, TX; Baton Rouge, LA; and Jacksonville, FL.

INDUSTRY OVERVIEW

    Over the years, businesses have become increasingly dependent on the use of Technical Staffing to manage operations more efficiently in order to remain competitive. Important internal functions, ranging from financial reporting to production and inventory management, have become automated through the use of applications software. In addition, as information systems have become less expensive, more powerful and easier to use, the number and level of employees who use and depend upon these systems have significantly increased.

    Due to the rapid development of technology and the shift from closed, proprietary systems to open systems, many companies' computer systems incorporate a variety of hardware and software components, which may span a number of technology generations. For example, a company may operate concurrently on mainframe, midrange and client/server hardware platforms running a variety of operating systems and relational databases. Systems applications development has become much more important in this environment as IT departments strive to integrate a company's information processing capabilities into a single system while providing for ever-changing functionality.

    The increase in the use of sophisticated information technologies has occurred at the same time that economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are increasingly using technical staffing companies to supplement their technical staffing operations. Utilizing outside technical staffing consultants allows a company's management to focus on core business operations, affords greater staffing flexibility in IT departments and increases a company's ability to adapt to and keep pace with rapidly changing and increasingly complex technologies. It also provides access to specialized technical skills on a project-by-project basis which better matches staffing levels to current needs, converts fixed labor costs into variable costs, and reduces the cost of recruiting, training and terminating employees as evolving technologies require new programming skill sets.

    According to the Staffing Industry' Fourth Quarter 1999 Report, annualized revenues for all major public staffing companies is approximately $78 billion.

BUSINESS STRATEGY

    To meet its clients' comprehensive IT needs, the Technical Staffing Group is dedicated to providing solutions to meet its clients' systems, applications, development, and other specialized technical needs. NTS's business strategy encompasses the following elements, which management believes are necessary to ensure high-quality standards and to achieve consistently strong financial performance:

        1) Recruit, develop and retain qualified technical consultants. A key element of the Company's success is its ability to recruit, develop and retain qualified technical consultants. Management believes that it has been successful in doing so by offering its technical consultant's competitive wages and by offering its technical consultants an opportunity to purchase a comprehensive employee benefits package. However, qualified technical consultants are in great demand worldwide and, accordingly, competition for individuals with proven technical skills is intense. NTS attracts new consultants in its established markets primarily through referrals from other technical consultants and the Internet via its website and direct and indirect recruiting capabilities outside the United States. Through these sources, NTS has compiled a database which includes approximately 100,000 highly qualified technical consultants who become potential resources to place on assignment. NTS is working to continually improve its recruiting capabilities, but expects to experience the same types of difficulties competing for technical consultants as have other providers of IT services. NTS competes for technical consultants with other providers of IT services, providers of outsourcing services, temporary personnel agencies, systems integrators, computer systems consultants, clients and potential clients.

        2) Focus on improving margins. NTS continuously seeks opportunities to enhance its margins by offering services for which higher margins can be obtained. For example, NTS offers network management and desktop services, Internet/Intranet development and support, packaged software testing, software engineering and help desk support. In addition, NTS has identified, targeted and expanded into geographic markets which provide relatively greater profitability. NTS also actively seeks acquisition candidates with margins that are, at a minimum, comparable to those of NTS. Finally, NTS focuses on enhancing operating efficiencies and has made and continues to make a substantial investment in upgrading its support systems in order to improve the efficiency of its accounting, sales, recruiting and marketing operations.

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

    NTS's growth strategy is also dependent upon NTS's ability to attract and retain qualified technical consultants in those markets in which the Company has an established presence, as well as in less established markets. NTS's resource managers are responsible for recruiting and establishing long-term relationships with NTS's technical consultants. NTS has implemented a state-of-the-art integrated information management system which will provide most of its offices with on-line access to information on existing and prospective technical consultants and clients.

        (iii) COMPETITION.

    The Company exists in a continuous competitive marketplace since its customers are also its competitors. Practically all of its clients that manufacture, develop, assemble technical and associated hardware and systems have their own laboratories and evaluation centers. The clients are making "make or buy" decisions every time they use an outside laboratory or consultants.

    There are thousands of independent laboratories in the United States, including approximately 500 members of the American Counsel of Independent Laboratories. The number of in-house laboratories significantly exceeds the number of independent laboratories. Except for the smallest manufacturers, all companies utilize in-house laboratories for at least part of their product evaluation.

    Potential customers for services offered by the Engineering and Evaluation segment represent a variety of divergent industries with the majority of business concentrated in the aerospace/defense, automotive, commercial electronics, and nuclear industries. Competition in this segment comes from many different areas including government and non-profit testing facilities (college and university laboratories), major government contractor testing facilities (e.g., Boeing, Lockheed Martin and Northrop-Grumman), customer in-house testing facilities, and other independent commercial testing companies such as Wyle Laboratories and Dayton T. Brown. As the competition in this segment is fragmented and there is a lack of available data on testing performed by government facilities, contractors and in-house testing facilities, the Company is unable to determine its competitive position in this market. NTS competes in this segment primarily on the basis of its high quality support personnel, high technology testing capabilities and price.

    Competition from independent test laboratories varies according to the industry the Company serves. The Company competes with different independent labs in the automotive, aerospace, and electronic evaluation markets. The Company believes it performs less than 5% of the total market for testing in any industry it serves.

    In the information technology industries, the competition profiles are similar except some industry specifications require third party inspection for testing. This limits the in-house laboratory from competing with the independent laboratories for these approvals. In these industries, the Company competes with the other sixteen (or more) NRTL approved laboratories. In the area of commercial electronic equipment, the Company competes with a host of large companies such as Underwriters Laboratories, Southwest Research and Intertect.

    Potential customers for services offered by the Technical Staffing Group are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. NTS estimates the total market to be in excess of $200 billion for all staffing and information technology business. The Company competes in this segment primarily on the basis of its niche position and price and high quality service. In addition, the Company has established strategic alliances with other technical staffing companies in order to more effectively compete in the marketplace.

    In the Quality Audit field, the Company's NQA USA division is the ninth largest auditor in North America. The Company believes that NTS CS and NQA USA have less than 10% of the total registration market.

        (iv) BACKLOG.

    The Company's backlog at January 31, 2000 and 1999 is as follows

                                                        2000          1999
                                                     -----------   -----------
Engineering & Evaluation*..........................  $28,718,000   $24,994,000
Technical Staffing.................................    6,527,000    12,407,000
                                                     -----------   -----------
Total Backlog......................................  $35,245,000   $37,401,000
                                                     ===========   ===========

------------------------

The Company estimates that approximately 85% of the backlog at January 31, 2000 will be completed by January 31, 2001.

* The Engineering and Evaluation backlog at January 31, 1999 has been restated to exclude a $6,254,000 contract with a major aerospace company that was terminated for the convenience of the customer after $439,000 of revenue was completed.

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

    (c) SEASONAL EFFECT. With Technical Staffing now accounting for approximately half of the Company's revenues, NTS generally experiences lower revenues in the fourth quarter of the fiscal year due to the high number of holidays during that period which includes Thanksgiving, Christmas and New Years.

    (d) EMPLOYEES. The Company employed 726 individuals at January 31, 2000 and 806 at January 31,1999, as follows:

                                                                2000       1999
                                                              --------   --------
Engineering & Evaluation....................................    376        305
Technical Staffing..........................................    333        487
Corporate Administration....................................     17         14
                                                                ---        ---
Total.......................................................    726        806
                                                                ===        ===

    Approximately 130 of the Company's Engineering and Evaluation employees occupy management and professional positions, and approximately 200 of the Technical Staffing employees have degrees in engineering and other fields. None of the employees of the Company is represented by a union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

    A. OPERATIONS. The Company owns/leases and operates the following properties:

                             OWNED PROPERTIES               BUILDINGS     LAND
    STATE                          CITY                     (SQ.FT.)    (ACRES)
--------------  ------------------------------------------  ---------   --------
California      Fullerton.................................    36,000        3
                Saugus....................................    60,000      160
Massachusetts   Acton.....................................    30,000        5
                Boxborough................................    25,000        4
Texas           Plano.....................................     1,000        1
Virginia        Hartwood..................................    66,000       87
                                                             -------      ---
TOTAL OWNED PROPERTIES....................................   218,000      260
                                                             =======      ===

                            LEASED PROPERTIES               BUILDINGS     LAND
    STATE                          CITY                     (SQ.FT.)    (ACRES)
--------------  ------------------------------------------  ---------   --------
Arizona         Tempe.....................................    17,100      n/a
Arkansas        Camden....................................    22,400      216
California      Calabasas.................................     6,600      n/a
                Culver City...............................    24,100      n/a
                Fullerton.................................    20,200      n/a
                Los Angeles (LAX).........................    16,000        2
                Orange....................................     1,100      n/a
                San Francisco.............................     3,000      n/a
                Valencia..................................    45,000      n/a
Florida         Largo.....................................    16,000      n/a
Louisiana       Baton Rouge...............................     1,500      n/a
                New Orleans...............................       200      n/a
Michigan        Detroit...................................    64,900      n/a
New Jersey      Tinton Falls..............................     7,600      n/a
Texas           Austin....................................     3,000      n/a
                Houston...................................     1,200      n/a
                Plano.....................................    24,000      n/a
                San Antonio...............................     8,000      n/a
United Kingdom  Letchworth................................     2,600      n/a
                                                             -------      ---
TOTAL LEASED PROPERTIES...................................   284,500      218
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

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company. (See
Note 10 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    A.  PRINCIPAL MARKET

    The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "NTSC". The range of high and low quotations as reported by the Nasdaq Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 2000 and 1999 is presented below:

                                                                2000                     1999
                                                       -----------------------   ---------------------
                                                         HIGH          LOW         HIGH         LOW
                                                       ---------   -----------   ---------   ---------
First Quarter........................................  6 1/4       4 5/16        8 1/2       6 1/8
Second Quarter.......................................  5 1/2       3 7/16        9 5/8       6 5/8
Third Quarter........................................  4 1/4       2 25/32       7 1/2       3 7/8
Fourth Quarter.......................................  7           2 3/4         6 1/4       4 1/4

    B.  HOLDERS OF COMMON STOCK.

    As of the close of business on April 20, 2000, there were 740 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

    In fiscal 2000, a distribution of $120,000 was made to the former subchapter S shareholders of XXCAL, Inc. The distribution was made from the accumulated adjustment account in retained earnings and is the last distribution made to these shareholders. In fiscal 1999 and 1998, these distributions were $442,000 and $323,000 respectively.

    For the Year ended January 31, 2000, a dividend in the amount of $25,000 was paid to NQA UK, the 50% shareholder of NQA-USA. In fiscal 1999, the dividend paid to NQA-UK was $17,000 and there were no dividends paid to NQA-UK in fiscal 1998.

    On June 26, 1998, the Company declared a $0.07 per share cash dividend which was paid on August 4, 1998 to shareholders of record on July 15, 1998.

    The Company is permitted to pay cash dividends under the terms of its loan agreements up to 40% of the net income without the prior written consent of its banks.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  YEAR ENDED JANUARY 31,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues.....................................  $84,124    $86,813    $80,921    $74,413    $67,518
Gross profit.....................................   23,995     25,983     23,660     20,894     17,634
Operating income.................................    5,090      5,493      6,572      5,496      4,136
Interest expense.................................    1,544      1,253      1,245      1,161      1,326
Income from continuing operations before income
  taxes and minority interest....................    1,817      4,331      5,445      4,291      3,597
Income taxes.....................................      722      1,544      1,996      1,588      1,000
                                                   -------    -------    -------    -------    -------
Income from continuing operations before minority
  interest.......................................    1,095      2,787      3,449      2,703      2,597
Minority interest................................      (16)       (24)       (26)        10        (55)
Income (loss) from discontinued operations, net
  of income taxes................................     (274)       358         32       (684)      (246)
Cumulative effect of change in accounting for
  start-up expense, net of income taxes..........       --       (482)        --         --         --
                                                   -------    -------    -------    -------    -------
Net income.......................................  $   805    $ 2,639    $ 3,455    $ 2,029    $ 2,296
                                                   =======    =======    =======    =======    =======
Basic earnings (loss) per common share:
  Continuing operations..........................  $  0.13    $  0.34    $  0.43    $  0.34    $  0.32
  Discontinued operations........................    (0.03)      0.04         --      (0.09)     (0.03)
  Cumulative effect of change in accounting......       --      (0.06)        --         --         --
                                                   -------    -------    -------    -------    -------
Net income*......................................  $  0.10    $  0.32    $  0.43    $  0.26    $  0.29
                                                   =======    =======    =======    =======    =======
Diluted earnings (loss) per common share:
  Continuing operations..........................  $  0.13    $  0.32    $  0.41    $  0.33    $  0.31
  Discontinued operations........................    (0.03)      0.04         --      (0.08)     (0.03)
  Cumulative effect of change in accounting......       --      (0.06)        --         --         --
                                                   -------    -------    -------    -------    -------
Net income*......................................  $  0.09    $  0.31    $  0.41    $  0.25    $  0.28
                                                   =======    =======    =======    =======    =======
Weighted average common shares outstanding.......    8,345      8,236      8,061      7,902      7,860
Dilutive effect of stock options.................      194        374        389        264        221
                                                   -------    -------    -------    -------    -------
Weighted average common shares outstanding,
  assuming dilution..............................    8,539      8,610      8,450      8,166      8,081
                                                   =======    =======    =======    =======    =======
Cash dividends paid per common share.............  $  0.07    $  0.07    $  0.06    $  0.05    $  0.02
                                                   =======    =======    =======    =======    =======

BALANCE SHEET DATA:
Working capital..................................  $16,232    $16,951    $15,912    $11,265    $10,354
Total assets.....................................   58,631     49,831     46,112     40,377     39,048
Long-term debt, excluding current installments...   18,639     13,076     12,859      9,324      9,376
Shareholders' equity.............................   24,463     24,102     22,042     18,791     17,613

------------------------

* Per share data may not always add up to total for the year because each figure is independently calculated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    NTS is a diversified services company which operates in two segments:
"Engineering and Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team. During fiscal 2000, the segments were restructured to conform with the new operational management structure. All registration operations and computer testing operations are now under the "Engineering and Evaluation" segment. Prior years segment information have been restated to conform with the new structure.

    The Engineering and Evaluation segment performs technical services for a wide range of industries (telecommunications, medical, computer, automotive, aerospace, defense, among others) including analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, computer-based structural dynamics and finite element analysis. In addition, this segment performs quality management registration services.

    The Technical Staffing segment is a provider of information technology, managed services and staffing. Utilizing full-time salaried and hourly consultants, the Company offers a wide range of staffing solutions to meet its clients' information technology "IT", information systems ("IS") and software engineering needs.

    In fiscal 2000, the Company acquired Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories. The operation performs electromagnetic compatibility testing for the telecommunications industry. Also in fiscal 2000, through its NTS-CS subsidiary, the Company acquired the quality management registration business of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh, Pennsylvania based registration business.

    During fiscal 2000, the Company experienced a significant loss of business at its McClellan Air Force base division located in Sacramento, California, due to the government decision to transfer work, planned for that operation, to another Air Force base. The Company, facing losses in attempting to maintain the operation decided to discontinue this line of business and close its operations at Sacramento. All information presented herein has been restated to exclude the effects of the Sacramento discontinued operation.

    On October 30, 1998, NTS completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The statements are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB 16). All prior year financial statements include the combined financial statements of NTS and XXCAL.

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

REVENUES

                                    2000      % CHG          1999      % CHG          1998
                                  --------   --------      --------   --------      --------
                                                    (DOLLARS IN THOUSANDS)
Engineering & Evaluation........  $49,637        -- %      $49,652      (2.5)%      $50,904
Technical Staffing..............   34,487      (7.2)%       37,161      23.8 %       30,017
                                  -------                  -------                  -------
TOTAL...........................  $84,124      (3.1)%      $86,813       7.3 %      $80,921
                                  =======                  =======                  =======

    For the year ended January 31, 2000, total net revenues decreased $2,689,000 or 3.1% when compared with fiscal 1999.

    For the year ended January 31, 1999, total net revenues increased $5,892,000 or 7.3% when compared with fiscal 1998.

ENGINEERING & EVALUATION:

    Revenues in the Engineering and Evaluation segment remained unchanged in fiscal 2000 when compared with fiscal 1999. Revenues in the aerospace and defense industries declined as some of the Company's aerospace customers are retaining programs in-house and government laboratories are becoming more aggressive in competing with private industry for programs. The decline in aerospace and defense revenues was offset by an increase in registration services revenues and an increase from telecommunications and computer hardware testing as a direct result of the strategic focus by the Company on that fast growing market.

    For the year ended January 31, 1999, revenues in the Engineering and Evaluation segment decreased $1,252,000 or 2.5% when compared with fiscal 1998 primarily due to decreases in revenues generated by some of the facilities which have experienced a slowdown in their production activities as some programs reached maturity. Also, certain of the newer research and development programs being conducted by the Company's clients were experiencing difficulties producing new products due to technological problems thus delaying production of hardware for evaluation and testing.

TECHNICAL STAFFING:

    Revenues in the Technical Staffing segment decreased by $2,674,000 or 7.2% in fiscal 2000 compared to fiscal 1999 due to the industry-wide Year 2000 projects slowdown coupled with the low availability of employees resulting from the reduced level of unemployment. In addition, fiscal 2000 revenues were affected by a significant reduction in fees at two of the Company's largest customers and the loss of a major contract, which the company had for a number of years, due to increased competition. In an effort to reposition itself in this industry and become more competitive, the Company made structural changes which resulted in the closing of four offices.

    For the year ended January 31, 1999, revenues in the Technical Staffing segment increased $7,144,000 or 23.8% when compared with fiscal 1998 due to the successful alliances with major high technology companies and other major technical staffing companies, the increase in fee placements and permanent placements and the opening of offices in new markets.

GROSS PROFIT

                                 2000         % CHG          1999         % CHG          1998
                               --------      --------      --------      --------      --------
                                                    (DOLLARS IN THOUSANDS)
Engineering & Evaluation.....  $14,672         (2.9)%      $15,110          8.4%       $13,936
% to segment revenues........     29.6%                       30.4%                       27.4%
Technical Staffing...........    9,323        (14.3)%       10,873         11.8%         9,724
% to segment revenues........     27.0%                       29.3%                       32.4%
                               -------                     -------                     -------
TOTAL........................  $23,995         (7.7)%      $25,983          9.8%       $23,660
                               =======                     =======                     =======
% to net revenues............     28.5%                       29.9%                       29.2%

    For the year ended January 31, 2000, total gross profit decreased $1,988,000 or 7.7% when compared with fiscal 1999.

    For the year ended January 31, 1999, total gross profit increased 2,323,000 or 9.8% when compared with fiscal 1998.

ENGINEERING & EVALUATION:

    Gross profit for the Engineering and Evaluation segment slightly decreased by $438,000 or 2.9% in fiscal 2000 when compared with fiscal 1999 as a result of the competitive pressures from other companies and government laboratories, which are becoming more aggressive in competing with private industry, combined with the revenue slowdown in the aerospace and defense industries discussed above. This decrease was partially offset by increases in gross profit generated from registration services and telecommunications testing.

    For the year ended January 31, 1999, gross profits for the Engineering and Evaluation segment increased by $1,174,000 or 8.4% due primarily due to the success of the Company in obtaining more profitable fixed price contracts and the success of its continued cost containment programs.

TECHNICAL STAFFING

    Gross profit for the Technical Staffing segment decreased by $1,550,000 or 14.3% in fiscal 2000 when compared to the same period in 1999 due primarily to the decrease in revenues and competitive pricing pressures due to the tight recruiting market.

    For the year ended January 31, 1999, gross profit for the Technical Staffing segment increased by $1,149,000 or 11.8% when compared to the same period in 1999 as a result of increased revenues in fiscal 1999 and obtaining more fee placements and permanent placement contracts.

SELLING, GENERAL AND ADMINISTRATIVE

                                 2000         % CHG          1999         % CHG          1998
                               --------      --------      --------      --------      --------
                                                    (DOLLARS IN THOUSANDS)
Engineering & Evaluation.....  $ 9,180         (2.4)%      $ 9,405         19.3%       $ 7,885
% to segment revenues........     18.5%                       18.9%                       15.5%
Technical Staffing...........    9,725         (4.5)%       10,178         10.6%         9,203
% to segment revenues........     28.2%                       27.4%                       30.7%
                               -------                     -------                     -------
TOTAL........................  $18,905         (3.5)%      $19,583         14.6%       $17,088
                               =======                     =======                     =======
% to net revenues............     22.5%                       22.6%                       21.1%

    For the year ended January 31, 2000, total selling, general and administrative expenses decreased $678,000 or 3.5% when compared with fiscal 1999.

    For the year ended January 31, 1999, total selling, general and administrative expenses increased $2,495,000 or 14.6% when compared with fiscal 1998.

ENGINEERING & EVALUATION:

    Selling, general and administrative expenses slightly decreased by $225,000 or 2.4% in fiscal 2000 when compared with fiscal 1999. This decrease was primarily due to the Company's cost containment efforts offset by increases in costs to expand the base of business into new technology areas. The Company is continuing to redirect its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge.

    For the year ended January 31, 1999, selling, general and administrative expenses for the Engineering and Evaluation segment increased by $1,520,000 or 19.3% when compared to fiscal 1998 due to efforts to expand the base of business into new technology areas by engaging specialists in these new areas to offset the declining opportunities in the Company's traditional testing business. The Company was redirecting some of its sales efforts to procure larger evaluation programs which require a greater depth of technical knowledge. Thus, the Company hired several specialists which caused selling expenses to increase in advance of achieving results from their work.

TECHNICAL STAFFING:

    Selling, general and administrative expenses decreased by $453,000 or 4.5% in fiscal 2000 when compared with fiscal 1999 primarily due to the cost reduction efforts made to partially offset the reduction in revenues.

    For the year ended January 31, 1999, selling, general and administrative expenses for the Technical Staffing segment increased by $975,000 or 10.6% when compared to fiscal 1998 primarily due to costs related to the planned expansion of the sales and marketing capabilities through new marketing programs and expansion efforts in new markets.

OPERATING INCOME (LOSS)

                                  2000         % CHG          1999         % CHG          1998
                                --------      --------      --------      --------      --------
                                                     (DOLLARS IN THOUSANDS)
Engineering & Evaluation......   $5,492           9.4%        5,019        (17.1)%       $6,051
% to segment revenues.........     11.1%                       10.1%                       11.9%
Technical Staffing............     (402)       (184.8)%         474         (9.0)%          521
% to segment revenues.........     (1.2)%                       1.3%                        1.7%
                                 ------                      ------                      ------
TOTAL.........................   $5,090          (7.3)%      $5,493        (16.4)%       $6,572
                                 ======                      ======                      ======
% to net revenues.............      6.1%                        6.3%                        8.1%

    For the year ended January 31, 2000, operating income decreased $403,000 or 7.3% when compared with fiscal 1999.

    For the year ended January 31, 1999, operating income decreased $1,079,000 or 16.4% when compared with fiscal 1998.

ENGINEERING & EVALUATION:

    Operating income increased by $473,000 in fiscal 2000 when compared with fiscal 1999 primarily due to the lack of merger costs in fiscal 2000 compared to $686,000 in merger costs in fiscal 1999. This increase was offset by a slight decrease in gross profit in fiscal 2000 when compared to fiscal 1999.

    For the year ended January 31, 1999, operating income decreased by $1,032,000 when compared to fiscal 1998 primarily due to merger costs of $686,000 in fiscal 1999 and the increase in selling, general and administrative expenses in fiscal 1999, offset by an increase in gross profit.

TECHNICAL STAFFING:

    Operating income decreased by $876,000 in fiscal 2000 when compared with fiscal 1999 primarily due to the lower revenues and gross profit in fiscal 2000 offset by a reduction in selling, general and administrative expenses in fiscal 2000 as well as the lack of merger costs in fiscal 2000.

    For the year ended January 31, 1999, operating income decreased slightly by $47,000 when compared to fiscal 1998 primarily due to the increase in selling, general and administrative expenses in fiscal 1999 and merger costs of $221,000 incurred in fiscal 1999, offset by an increase in gross profit.

MERGER COSTS

    During fiscal year 1999, the Company incurred $907,000 in one-time costs related to the merger of NTS and XXCAL. These costs are related to outside consulting, accounting, legal and other fees and expenses specifically associated with the merger (accounted for as a pooling). In accordance with APB 16, these costs were expensed as incurred.

INTEREST EXPENSE

    Interest expense increased $291,000 in fiscal 2000 when compared to fiscal 1999. This increase was principally due to higher weighted average debt balances in fiscal 2000 along with slightly higher interest rates. Interest expense increased $8,000 in fiscal 1999 when compared to fiscal 1998. This small increase was due primarily to slightly higher weighted average debt balances in fiscal 1999 partially offset by slightly lower interest rates.

SETTLEMENT AND RELATED LEGAL EXPENSES

    During the fourth quarter of fiscal 2000, the Company recorded an unusual charge of $1,598,000 which included a one time cash payment of $1,020,000 to Tecstar and $578,000 for the Company's legal and defense costs. The Company has retained legal counsel on a contingent-fee basis to pursue a possible recovery from its insurance companies. (See Note 10 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii))

INCOME TAXES

    The income tax rate for fiscal years 2000, 1999 and 1998 reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. The Company's fiscal 2000 income tax provision was $822,000 less than fiscal 1999 because of a decrease in income.

    The fiscal 1999 income tax provision was $452,000 less than fiscal 1998 due to the decrease in income. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

    Management has determined that it is more likely than not that the Company's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation allowance based upon anticipated future net income of the Company.

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

DISCONTINUED OPERATIONS

    The discontinued operations represents the results of operations of the Company's McClellan Air Force base facility in Sacramento, California. During fiscal 1998, the Company took over the operations and employees of the Science and Engineering Test Laboratories at McClellan. This facility allowed the Company to enter a new segment of business which provided chemical, materials and electronic analysis for the government, including failure analysis of fuels and lubricants, electronic components, materials and processes, metal fatigue simulation and corrosion analysis. This was the only facility in the Company that had the necessary equipment and knowledge to perform these types of testing services.

    During the fourth quarter of fiscal 2000 the Company decided to discontinue this line of business and close its operations in Sacramento as it experienced a significant loss of business due to the government decision to transfer work, planned for that operation, to another Air Force base. (See Note 2 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and
A (ii)).

    All information presented herein has been restated to exclude the effects of the Sacramento discontinued operation.

NET INCOME

    The decrease in net income for fiscal 2000 compared to fiscal 1999 was due primarily to the legal and settlement expense discussed above, the decrease in revenues and the losses from McClellan Air Force base, offset by the absence of merger costs and start-up expenses in fiscal 2000.

    The decrease in net income for fiscal 1999 compared to fiscal 1998 was due primarily to merger costs of $907,000, the cumulative effect of a change in accounting of start-up expenses of $482,000 (net of taxes) and higher selling, general and administrative expenses, offset by higher gross profit margins and lower income taxes.

YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. The financial impact of addressing the Year 2000 issue had no material impact on the Company's financial condition, results of operations or cash flows. The Company has funded these costs from its operating and financing cash flows.

BUSINESS ENVIRONMENT

ENGINEERING & EVALUATION:

    The Company's basic service to industry is to support the development of new products. Much of that effort in basic industries such as automotive, aerospace and defense was not evident in fiscal 2000 except for research and development on new spacecraft such as X-33, DeltaIV and Atlas V. For those programs, the Company expects to see increased workload in the cryogenics evaluation during next year.

    The information technology market, on the other hand, is in a rapid technological growth cycle due to the use of computers, wireless, cell phones, e-mail and faxes. The Company is serving this growing market in four of its locations and anticipates significant growth for the next 18 to 24 months. Competition is more limited in these markets for two reasons. First, when international standards and approval are required, only third party laboratories such as the Company's can perform this service. Second, information technology companies need all their scientists and engineers working on the design and manufacturing of their evolving products, and will make more "make or buy" decisions to use independent, qualified test labs to evaluate and test their products.

    Competition among the quality audit companies is expected to be similar to last year.

TECHNICAL STAFFING:

    The Company has aggressively pursued additional business in the growing Technical Staffing market. The Company supplies professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. The shortage of qualified temporary and permanent candidates may bring additional pressure on earnings to this highly competitive business. The Company expects competition to be similar to last year.

    Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 2000, cash provided by operations increased by $100,000 when compared to fiscal 1999. Primary factors contributing to this were an increase in depreciation, as well as increases in the change in accounts receivable, prepaid expenses and accounts payable. These changes were partially offset by a decrease in net income and decreases in the change in inventories, accrued expenses and income taxes. In fiscal 1999, cash provided by operations increased by $1,211,000 over fiscal 1998, reflecting increases in depreciation, provision for losses on receivables and an increase in changes in accounts receivable, accounts payable and accrued expenses, partially offset by a decrease in net income, inventories and prepaid expenses.

    Net cash used in investing activities in fiscal 2000 increased by $5,881,000 as compared to fiscal 1999, primarily due to increases in purchases of telecommunications testing equipment, increases in computer hardware and software, the acquisition of the assets of Reintexas Laboratories in Plano, Texas and the acquisitions of Davy Registrar Services and Scott Quality Systems Registrars. Net cash used in investing activities in fiscal 1999 decreased $59,000 as compared to fiscal 1998.

    Net cash provided by financing activities in fiscal 2000 consisted principally of proceeds from bank loans and issuance of stock upon the exercise of stock options and related tax benefit, offset by repayments of debt and cash dividends to shareholders and subchapter S shareholders. Net cash used by financing activities in fiscal 1999 consisted principally of repayments of debt and cash dividends to shareholders and subchapter S shareholders offset by proceeds from bank loans and issuance of stock upon the exercise of stock options.

    In September 1997, the Company negotiated with Sanwa Bank California, as agent, and Mellon Bank, for a credit agreement which included a $6,000,000 revolving line of credit at an interest equal to the bank's reference rate plus 0.25%. On October 30, 1998, the credit agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the bank's reference rate. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis. On October 29, 1999, the credit agreement was amended again to extend the term of the revolving line to September 8, 2001and to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the bank's reference rate. The outstanding balance at January 31, 2000 was $7,507,000 compared with an outstanding balance of $4,107,000 at January 31, 1999. This balance is reflected in the accompanying consolidated balance sheets as long-term.

    In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60% to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. In April 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms as the original agreement. The outstanding balance at January 31, 2000 is $3,665,000. The note payable to Mellon Bank is collateralized by equipment with a net book value of $3,595,000 at January 31, 2000. Other secured notes payable at January 31, 2000 includes auto loans of $22,000 and $147,000 in capital equipment leases acquired with the purchase of Reintexas Laboratories with terms of 24 months to 60 months and an average interest rate of 15.7%.

    Maturities of long-term debt consist of regularly scheduled payments on the Company's term loans to its banks and notes payable. Of the $12,709,000 shown in the maturities of long term debt (see note 3 to the consolidated financial statements) due in fiscal 2002, $7,507,000 is the outstanding balance of the

Company's revolving line of credit. All other maturities of long-term debt will be paid with cash generated from operations.

    Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit, which had $2,493,000 available at January 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $75,000 at January 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 2000 are incorporated herein by reference.

    EXECUTIVE OFFICERS OF THE COMPANY

NAME                          AGE                               POSITION
----                        --------   -----------------------------------------------------------
Lloyd Blonder.............     60      Senior Vice President and Chief Financial Officer,
                                       Treasurer. Has been associated with the Company
                                         since 1983.

Aaron Cohen...............     63      Senior Vice President, Corporate Development and Vice
                                         Chairman. Has been associated with the Company
                                         since 1961.

Arthur Edelstein..........     62      Senior Vice President, Chief Technical Officer of the
                                       Company. Has been associated with the Company since 1962.

Jack Lin..................     67      President and Chief Executive Officer of the Company. Has
                                       been associated with the Company continuously since 1961.

Harold Lipchik............     71      Corporate Secretary of the Company. Has been associated
                                       with the Company since 1984.

William McGinnis..........     41      Executive Vice President and Group President. Has been
                                         associated with the Company since 1980.

Richard Short.............     57      Group President. Has been associated with the Company
                                         since 1961.

William Traw..............     62      Senior Group Vice President. Has been associated with the
                                         Company since 1963.

ITEM 11.  EXECUTIVE COMPENSATION.

    The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 2000 are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section entitled "Transactions with Management and Other" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 23, 2000 are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    A.  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES.

        (i) Consolidated Financial Statements and notes thereto as of January 31, 2000 and 1999 and for each of the years in the three-year period ended January 31, 2000.

        (ii) Consolidated Financial Statement Schedule.

           II  Valuation and Qualifying Accounts and Reserves

    B.  REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed during the fourth quarter ended January 31, 2000.

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

         2.4            Amendment No. 1 to Share Purchase Agreement dated as of
                        October 19, 1998 by and between National Technical Systems,
                        Inc. and the holders of all of the outstanding Ordinary
                        Shares of XXCAL Limited, a United Kingdom corporation, to
                        acquire all of the outstanding Ordinary Shares, filed as
                        Exhibit 2.4 to the Company's Form 8-K, (filed November 3,
                        1998 and is incorporated herein by reference thereto).

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

         3.4            Amendment No. 1 to Bylaws of National Technical Systems,
                        Inc., a California corporation (formerly NTS Merger corporation), (filed as Appendix B to the Company's Proxy
                        Statement for Annual Meeting of June 25, 1999, and is incorporated herein by reference thereto).

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

        10.3            National Technical Systems Credit Agreement between Sanwa
                        Bank California and Mellon Bank dated September 8, 1997
                        (filed as exhibit 10.7 to the Company's form 10-Q for the fiscal quarter ended October 31, 1997, and is incorporated herein by reference thereto).

        10.4            Second Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS dated October 30, 1998
                        Exhibit 10.(c)(2) to the Company's Form 8-K, (filed
                        November 3, 1998 and is incorporated herein by reference thereto).

        10.5            Third Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS dated October 29, 1999
                        Exhibit 10.6 to the Company's Form 10-Q, (filed
                        December 13, 1999 and is incorporated herein by reference thereto).

        10.6            Fourth Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS dated April 27, 2000.

        21              Subsidiaries of the Company.

        27              Financial Data Schedule.

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

April 28, 2000                                         NATIONAL TECHNICAL SYSTEMS, INC.

                                                       By                 /s/ JACK LIN
                                                           ------------------------------------------
                                                                            Jack Lin,
                                                             PRESIDENT (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 28, 2000.

                /s/ JACK LIN                                   /s/ ALOYSIUS CASEY
-------------------------------------------       -------------------------------------------
                 Jack Lin,                                      Aloysius Casey,
  PRESIDENT (PRINCIPAL EXECUTIVE OFFICER &                   CHAIRMAN OF THE BOARD
                 DIRECTOR)

            /s/ ARTHUR EDELSTEIN                                /s/ AARON COHEN
-------------------------------------------       -------------------------------------------
             Arthur Edelstein,                                    Aaron Cohen,
   EXECUTIVE VICE PRESIDENT AND DIRECTOR             VICE CHAIRMAN OF THE BOARD AND SENIOR
                                                                VICE PRESIDENT

             /s/ LLOYD BLONDER                                /s/ WILLIAM MCGINNIS
-------------------------------------------       -------------------------------------------
               Lloyd Blonder,                                  William McGinnis,
    SENIOR VICE PRESIDENT AND TREASURER            EXECUTIVE VICE PRESIDENT, GROUP PRESIDENT
          (PRINCIPAL FINANCIAL AND                               AND DIRECTOR
            ACCOUNTING OFFICER)

             /s/ MARVIN HOFFMAN                                /s/ ROBERT I. LIN
-------------------------------------------       -------------------------------------------
              Marvin Hoffman,                                    Robert I. Lin,
  CHIEF INFORMATION OFFICER AND DIRECTOR                            DIRECTOR

            /s/ RICHARD D SHORT                               /s/ RALPH F CLEMENTS
-------------------------------------------       -------------------------------------------
             Richard D. Short,                                 Ralph F. Clements,
        GROUP PRESIDENT AND DIRECTOR                                DIRECTOR

             /s/ WILLIAM L TRAW                              /s/ DONALD J. TRINGALI
-------------------------------------------       -------------------------------------------
              William L. Traw,                                Donald J. Tringali,
 SENIOR GROUP VICE PRESIDENT AND DIRECTOR                           DIRECTOR

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Auditors..............................     26

Financial Statements:

  Consolidated Balance Sheets--January 31, 2000 and 1999....     27

  Consolidated Statements of Income--Years ended
    January 31, 2000, 1999 and 1998.........................     28

  Consolidated Statements of Shareholders' Equity--Years
    ended January 31, 2000, 1999 and 1998...................     29

  Consolidated Statements of Cash Flows--Years ended
    January 31, 2000, 1999 and 1998.........................     30

Notes to Consolidated Financial Statements..................     31

                                                              SCHEDULE
                                                                 --
Schedule Supporting Financial Statements:

  Valuation and Qualifying Accounts and Reserves............     II

------------------------

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Technical Systems, Inc.

    We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1998 financial statements of XXCAL, Inc., a wholly-owned subsidiary, which statement reflects revenues constituting 31% of the related consolidated revenues. That income statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the income statement data included for XXCAL, Inc., is based solely on the report of other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Woodland Hills, California
April 14, 2000, except for the third paragraph of Note 3, as to which the date is April 27, 2000

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           JANUARY 31, 2000 AND 1999

                                     ASSETS

                                                                 2000          1999
                                                              -----------   -----------
CURRENT ASSETS:
  Cash......................................................  $ 3,133,000   $ 2,599,000
  Accounts receivable, less allowance for doubtful accounts
    of $803,000 in 2000 and $904,000 in 1999................   20,114,000    20,120,000
  Income taxes receivable...................................    1,387,000        56,000
  Inventories...............................................    1,804,000     1,640,000
  Deferred tax assets.......................................      847,000       919,000
  Prepaid expenses..........................................      719,000     1,099,000
                                                              -----------   -----------
    Total current assets....................................   28,004,000    26,433,000
Property, plant and equipment
  Land......................................................    1,460,000     1,306,000
  Buildings.................................................    8,484,000     8,200,000
  Machinery and equipment...................................   48,803,000    40,545,000
  Leasehold improvements....................................    4,600,000     4,172,000
                                                              -----------   -----------
    Total property, plant and equipment.....................   63,347,000    54,223,000
  Less: accumulated depreciation............................   36,310,000    33,402,000
                                                              -----------   -----------
    Net property, plant and equipment.......................   27,037,000    20,821,000
Property held for sale......................................      544,000       544,000
Intangible assets, net......................................    1,077,000       544,000
Other assets................................................    1,969,000     1,489,000
                                                              -----------   -----------
    TOTAL ASSETS............................................  $58,631,000   $49,831,000
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 5,249,000   $ 3,493,000
  Accrued expenses..........................................    3,222,000     3,785,000
  Income taxes payable......................................      106,000       113,000
  Current installments of long-term debt....................    3,195,000     2,091,000
                                                              -----------   -----------
    Total current liabilities...............................   11,772,000     9,482,000
Long-term debt, excluding current installments..............   18,639,000    13,076,000
Deferred income taxes, net..................................    3,075,000     2,565,000
Deferred compensation.......................................      615,000       555,000
Minority interest...........................................       67,000        51,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
  Common stock, no par value. Authorized,
    20,000,000 shares; issued and outstanding 8,404,000 in
    2000 and 8,319,000 in 1999..............................   11,764,000    11,472,000
  Retained earnings.........................................   12,706,000    12,630,000
  Accumulated other comprehensive income (loss).............       (7,000)           --
                                                              -----------   -----------
    Total shareholders' equity..............................   24,463,000    24,102,000
                                                              -----------   -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $58,631,000   $49,831,000
                                                              ===========   ===========

                            See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net revenues..........................................  $84,124,000   $86,813,000   $80,921,000
Cost of sales.........................................   60,129,000    60,830,000    57,261,000
                                                        -----------   -----------   -----------
Gross profit..........................................   23,995,000    25,983,000    23,660,000
Selling, general and administrative expense...........   18,905,000    19,583,000    17,088,000
Merger costs..........................................           --       907,000            --
                                                        -----------   -----------   -----------
Operating income......................................    5,090,000     5,493,000     6,572,000
Other income (expense):
  Interest expense....................................   (1,544,000)   (1,253,000)   (1,245,000)
  Settlement and related legal expenses...............   (1,598,000)           --            --
  Other...............................................     (131,000)       91,000       118,000
                                                        -----------   -----------   -----------
                                                         (3,273,000)   (1,162,000)   (1,127,000)
Income from continuing operations before income taxes
  and minority interest...............................    1,817,000     4,331,000     5,445,000
Income taxes..........................................      722,000     1,544,000     1,996,000
                                                        -----------   -----------   -----------
Income from continuing operations before minority
  interest............................................    1,095,000     2,787,000     3,449,000
Minority interest.....................................      (16,000)      (24,000)      (26,000)
                                                        -----------   -----------   -----------
Income from continuing operations.....................    1,079,000     2,763,000     3,423,000
Income (loss) from discontinued operations, net of
  income taxes (benefit) of ($226,000), $198,000 and
  $18,000 in 2000, 1999 and 1998, respectively........     (274,000)      358,000        32,000
Cumulative effect of change in accounting for start-up
  costs, net of income taxes (benefit) of
  ($483,000)..........................................           --      (482,000)           --
                                                        -----------   -----------   -----------
Net income............................................  $   805,000   $ 2,639,000   $ 3,455,000
                                                        ===========   ===========   ===========
Basic earnings (loss) per common share:
  Continuing operations...............................  $      0.13   $      0.34   $      0.42
  Discontinued operations.............................        (0.03)         0.04            --
  Cumulative effect of change in accounting...........           --         (0.06)           --
                                                        -----------   -----------   -----------
Net income*...........................................  $      0.10   $      0.32   $      0.43
                                                        ===========   ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations...............................  $      0.13   $      0.32   $      0.41
  Discontinued operations.............................        (0.03)         0.04            --
  Cumulative effect of change in accounting...........           --         (0.06)           --
                                                        -----------   -----------   -----------
Net income*...........................................  $      0.09   $      0.31   $      0.41
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............    8,345,000     8,236,000     8,061,000
Dilutive effect of stock options......................      194,000       374,000       389,000
                                                        -----------   -----------   -----------
Weighted average common shares outstanding, assuming
  dilution............................................    8,539,000     8,610,000     8,450,000
                                                        ===========   ===========   ===========

------------------------

* Per share data may not always add up to total for the year because each figure is independently calculated

                            See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                             COMMON STOCK
                                        -----------------------    ADDITIONAL                   ACCUMULATED         TOTAL
                                         NUMBER                     PAID-IN       RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                        OF SHARES     AMOUNT        CAPITAL       EARNINGS     INCOME (LOSS)       EQUITY
                                        ---------   -----------   ------------   -----------   --------------   -------------
Balance at January 31, 1997...........  7,936,000   $   134,000   $ 10,610,000   $ 8,047,000      $    --        $18,791,000
Net income............................        --             --             --     3,455,000           --          3,455,000
Foreign currency translation..........        --             --             --        (5,000)          --             (5,000)
Stock issued in lieu of wages.........    40,000         92,000             --            --           --             92,000
Stock options exercised...............   195,000        175,000             --            --           --            175,000
Repurchase of common stock............    (2,000)        (5,000)            --            --           --             (5,000)
Tax benefit from stock options
  exercise............................        --        159,000             --            --           --            159,000
Extension of stock options............        --        119,000             --            --           --            119,000
Common stock change to no par.........        --     10,610,000    (10,610,000)           --           --                 --
XXCAL Paid-in-capital.................                 (165,000)       165,000            --           --                 --
Distributions to subchapter S
  shareholders........................        --             --             --      (323,000)          --           (323,000)
Cash dividends........................        --             --             --      (416,000)          --           (416,000)
                                        ---------   -----------   ------------   -----------      -------        -----------
Balance at January 31, 1998...........  8,169,000    11,119,000        165,000    10,758,000           --         22,042,000
Net income............................        --             --             --     2,639,000           --          2,639,000
Earnings from merged entity not
  include in net income...............        --             --             --       181,000           --            181,000
Stock options exercised...............   150,000        188,000             --            --           --            188,000
XXCAL Common stock change to no par...        --        165,000       (165,000)           --           --                 --
Distributions to subchapter S
  shareholders........................        --             --             --      (442,000)          --           (442,000)
Cash dividends NQA-UK.................        --             --             --       (17,000)          --            (17,000)
Cash dividends........................        --             --             --      (489,000)          --           (489,000)
                                        ---------   -----------   ------------   -----------      -------        -----------
Balance at January 31, 1999...........  8,319,000    11,472,000             --    12,630,000           --         24,102,000
Net income............................        --             --             --       805,000           --            805,000
Foreign currency translation..........        --             --             --            --       (7,000)            (7,000)
                                                                                                                 -----------
  Comprehensive income................                                                                               798,000
Stock options exercised...............    95,000        171,000             --            --           --            171,000
Stock retired for option exercise.....   (10,000)       (56,000)                          --           --            (56,000)
Tax benefit from stock options
  exercise............................        --        177,000             --            --           --            177,000
Distributions to subchapter S
  shareholders........................        --             --             --      (120,000)          --           (120,000)
Cash dividends NQA-UK.................        --             --             --       (25,000)          --            (25,000)
Cash dividends........................        --             --             --      (584,000)          --           (584,000)
                                        ---------   -----------   ------------   -----------      -------        -----------
Balance at January 31, 2000...........  8,404,000   $11,764,000   $          0   $12,706,000      $(7,000)       $24,463,000
                                        =========   ===========   ============   ===========      =======        ===========

                            See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                                                                  2000          1999           1998
                                                              ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations.....................  $  1,079,000   $ 2,763,000   $  3,423,000
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization...........................     3,477,000     2,934,000      2,437,000
    Stock issued in lieu of compensation....................            --            --        210,000
    Provisions for losses (recoveries) on receivables.......      (101,000)      163,000        (37,000)
    Loss on retirement of assets............................         9,000       100,000          3,000
    Earnings from merged entity not included in net
      income................................................            --       181,000             --
    Undistributed earnings of affiliate.....................        16,000        24,000         26,000
    Deferred income taxes...................................       582,000      (134,000)       163,000
    Changes in assets and liabilities:
      Accounts receivable...................................       330,000    (1,901,000)    (2,586,000)
      Inventories...........................................      (164,000)      220,000        411,000
      Prepaid expenses......................................       380,000      (180,000)        26,000
      Other assets..........................................      (306,000)      (90,000)      (139,000)
      Deferred revenues.....................................            --            --        (20,000)
      Accounts payable......................................     1,712,000       117,000       (457,000)
      Income taxes..........................................    (1,338,000)       92,000        (75,000)
      Deferred compensation.................................        60,000        60,000         99,000
      Accrued expenses......................................      (953,000)      395,000       (107,000)
                                                              ------------   -----------   ------------
  Cash provided by continuing operations....................     4,783,000     4,744,000      3,377,000
    Gain (loss) from discontinued operations................      (274,000)      358,000         32,000
    Loss from cumulative effect of start-up costs...........            --      (482,000)            --
                                                              ------------   -----------   ------------
  Cash provided by operating activities.....................     4,509,000     4,620,000      3,409,000
                                                              ------------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................    (8,242,000)   (4,397,000)    (4,125,000)
  Investment in life insurance..............................      (174,000)     (155,000)      (192,000)
  Acquisition of business, net of cash......................    (1,782,000)           --       (275,000)
  Net cash paid on employee loans and notes receivable......            --            --        (13,000)
  Proceeds from sale of assets..............................            --        24,000         18,000
                                                              ------------   -----------   ------------
  Cash used for investing activities........................   (10,198,000)   (4,528,000)    (4,587,000)
                                                              ------------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt..................    10,471,000     7,283,000     17,627,000
  Proceeds from stock options exercised.....................       115,000       188,000        175,000
  Tax benefit from stock options exercised..................       177,000            --        159,000
  Cash dividends paid to NQA-UK.............................       (25,000)      (17,000)            --
  Cash dividends paid.......................................      (584,000)     (489,000)      (416,000)
  Repurchase of common stock................................            --            --         (5,000)
  Distributions to subchapter S shareholders................      (120,000)     (442,000)      (323,000)
  Repayments of current and long-term debt..................    (3,804,000)   (6,526,000)   (14,960,000)
                                                              ------------   -----------   ------------
  Cash provided by (used for) financing activities..........     6,230,000        (3,000)     2,257,000
                                                              ------------   -----------   ------------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................        (7,000)           --             --
                                                              ------------   -----------   ------------
Net increase in cash........................................       534,000        89,000      1,079,000
BEGINNING CASH BALANCE......................................     2,599,000     2,510,000      1,431,000
                                                              ------------   -----------   ------------
ENDING CASH BALANCE.........................................  $  3,133,000   $ 2,599,000   $  2,510,000
                                                              ============   ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
  Interest..................................................     1,575,000     1,271,000      1,348,000
  Income taxes..............................................     1,076,000     1,301,000      1,757,000
Cash received during the year for:
  Income taxes..............................................         3,000         2,000          4,000

                            See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JANUARY 31, 2000, 1999 AND 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of National Technical Systems, Inc. (NTS or the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1998 and 1999 amounts have been reclassified to conform with the 2000 presentation.

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

    The Company has consolidated NQA-USA, a 50% owned subsidiary for which the distribution of profits and losses is 62% to the Company, and 38% to the other shareholder. NTS controls the management decisions and elects the president of NQA who has complete operating control of the subsidiary. XXCAL Japan is a 52% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $120,000.

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

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant, and equipment is stated at actual cost and is depreciated and amortized using the straight-line method over the following estimated useful lives:

Buildings...............................................         30 to 35 years
Machinery and equipment.................................          3 to 20 years
Leasehold improvements..................................     Terms of lease, or
                                                          estimated useful life
                                                           (whichever is less)

    The Company capitalizes certain machinery and equipment repair costs which are irregular in occurrence. These costs are charged to expense over a one-year period.

INTANGIBLE ASSETS

    Intangible assets consist primarily of the excess of cost over net assets acquired and are amortized over 5 to 20 years using the straight-line method. Accumulated amortization was $465,000 as of January 31, 2000 and $232,000 as of January 31, 1999.

LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), long-lived and certain identifiable intangible assets held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed on undiscounted net cash flows of the entities acquired over the remaining amortization period. Based on the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at January 31, 2000.

COMPREHENSIVE INCOME

    As of February 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. It requires display of unrealized gains or losses on available-for-sale

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) securities and foreign currency translation adjustments. Accumulated other comprehensive loss as of January 31, 2000 was $7,000 due to foreign currency translation adjustments. Prior year financial statements have not been reclassified to conform to the requirements of SFAS No. 130 since these accounting transactions were not material.

SEGMENT INFORMATION

    In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the industry segment approach with the management approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company.

EARNINGS PER SHARE

    Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(FAS 128) for all periods presented. In accordance with FAS 128, basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

FOREIGN CURRENCY TRANSLATION

    The accounts of the foreign divisions are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" (FAS 52). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. Translation losses of $7,000 were recorded in fiscal year 2000.Prior years translation gains and losses were immaterial.

MERGER COSTS

    In fiscal 1999, the Company incurred $907,000 in one-time merger costs related to outside consulting, accounting and, legal fees and other costs and expenses specifically associated with the merger between NTS and XXCAL and in accordance with APB 16 these costs were expensed as incurred. The majority of these merger costs are non-deductible for tax purposes.

START-UP EXPENSES

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities"
(SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statements during the third quarter of fiscal year ending January 31, 1999. The effect of adoption of SOP 98-5 was to record as a one-time charge the cumulative effect of changes in accounting of $482,000 ($0.06 per basic share and diluted share) net of taxes of $483,000 to expense all start-up costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's balance sheet at fair value. The Financing Accounting Standards Board has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000. The Company expects to adopt the new Statement effective February 1, 2001. The impact on the Company's financial statements is not expected to be material.

(2)  BUSINESS DISPOSITION AND ACQUISITION

MCCLELLAN AIR FORCE BASE, SACRAMENTO, CALIFORNIA

    During fiscal 1998, the Company took over the operations and employees of the Science and Engineering Test Laboratories at McClellan Air Force base located in Sacramento, California. This facility allowed the Company to enter a new segment of business which provided chemical, materials and electronic analysis for the government, including failure analysis of fuels and lubricants, electronic components, materials and processes, metal fatigue simulation and corrosion analysis. This was the only facility in the Company that had the necessary equipment and knowledge to perform these types of testing services.

    During the fourth quarter of fiscal 2000 the Company decided to discontinue this line of business and close its operations in Sacramento as it experienced a significant loss of business due to the government decision to transfer work, planned for that operation, to another Air Force base.

    Results of operations related to the discontinued operations are as follows:

                                                2000         1999        1998
                                              ---------   ----------   --------
Revenues....................................  $ 947,000   $2,724,000   $375,000
                                              ---------   ----------   --------
Gain (loss) from discontinued operations:
  Science and Engineering Laboratories......  $(436,000)  $  556,000   $ 50,000
Estimated future shutdown expenses..........    (64,000)          --         --
Income taxes (benefit) from discontinued
  operations................................   (226,000)     198,000     18,000
                                              ---------   ----------   --------
                                              $(274,000)  $  358,000   $ 32,000
                                              =========   ==========   ========

TELECOMMUNICATIONS TESTING LABORATORY

    In November 1999, the Company acquired the assets and assumed certain liabilities of Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories for $1,300,000 cash and an additional

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(2) BUSINESS DISPOSITION AND ACQUISITION (CONTINUED) consideration not to exceed $300,000 if the revenues exceed certain targeted levels. Such additional consideration will be paid in cash and recorded when earned as additional purchase price. As of January 31, 2000, nothing was earned. The operation performs electromagnetic compatibility testing for the telecommunications industry. The fixed assets consisted primarily of electromagnetic compatibility testing equipment which complement one of the Company's primary business segments. The transaction was accounted for as a purchase of assets and resulted in goodwill of $313,000.

QUALITY REGISTRATION AND CERTIFICATION COMPANIES

    In March 1999, NTS-CS a subsidiary of the Company acquired the Assets of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh, Pennsylvania based quality registration business, for $482,000 cash. The companies acquired provide quality registration and certification services including electronics, telecommunications, and medical products. The transaction was accounted for as a purchase of assets and resulted in goodwill of $483,000.

INFORMATION TECHNOLOGY MANAGED SERVICES COMPANY

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

    The separate unaudited results for XXCAL and NTS for the period from February 1, 1998 through October 30, 1998 prior to the business combination were as follows:

                                                         NTS          XXCAL
                                                     -----------   -----------
Revenue............................................  $45,639,000   $22,413,000
Net Income.........................................  $   695,000   $   780,000

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(3)  DEBT

    Long-term debt consists of the following:

                                                                 2000          1999
                                                              -----------   -----------
Revolving lines of credit(a)................................  $ 7,507,000   $ 4,107,000
Term loans payable to banks(b)..............................    8,333,000     7,133,000
Notes payable (interest rates of 8.50% to 10.95%),
  collateralized by land and buildings, with a net book
  value of $2,891,000.......................................    1,772,000     1,857,000
Secured notes payable(c)....................................    3,834,000     1,640,000
Loans from employee and officers(d).........................      388,000       430,000
                                                              -----------   -----------
Subtotal....................................................   21,834,000    15,167,000
Less current installments...................................    3,195,000     2,091,000
                                                              -----------   -----------
Total.......................................................  $18,639,000   $13,076,000
                                                              ===========   ===========

------------------------

(a) The Credit Agreement includes a $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25%. On October 30, 1998, the Credit Agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the bank's reference rate. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis. On October 29, 1999, the Credit Agreement was amended again to extend the term of the revolving line to September 8, 2001and to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the bank's reference rate. The outstanding balance at January 31, is $7,507,000 compared with an outstanding balance of $4,107,000 at January 31, 1999. This balance is reflected in the accompanying consolidated balance sheets as long-term.

(b) The Credit Agreement also includes a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003. On October 30, 1998, the Company added a new term loan for $2,000,000 at an interest rate equal to the bank's reference rate plus 0.25% and a maturity date of November 1, 2003. On October 29, 1999, the Company added another new term loan for $3,000,000 at an interest rate equal to the bank's reference rate plus 0.50% and a maturity date of October 31, 2004. On November 5, 1999, the interest rate for the new term loan was converted from the reference rate base to a fixed rate base at an annual rate of 8.88%.

    The term loan and line of credit noted above are subject to certain covenants and require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. Under these agreements, the Company may declare and pay cash dividends up to 40% of net income. The Company may not make any distribution other than dividends to its shareholders or repurchase any of the Company's stock without the banks' prior approval. As of January 31, 2000 the Company was in violation of certain of those covenants, for which the Company has received a waiver and amended the covenants on April 27, 2000 in order for the Company to be in compliance through January 31, 2001, based on the Company's projections for the year ended January 31, 2001. Sanwa Bank California and Mellon Bank share 60% and 40% respectively in these loan agreements. These loan agreements are collateralized by substantially all of the Company's accounts receivable and machinery and equipment other than those which serve as collateral for the notes in (c) below.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(3)  DEBT (CONTINUED)
(c) In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60% to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. In April of 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms of the original agreement. The outstanding balance at January 31, 2000 is $3,665,000. The note payable to Mellon Bank is collateralized by equipment with a net book value of $3,595,000 at January 31, 2000. Other secured notes payable at January 31, 2000 includes auto loans of $22,000 and $147,000 in capital equipment leases acquired with the purchase of Reintexas Laboratories with terms of 24 months to 60 months and an average interest rate of 15.7%.

(d) The Company has unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $388,000 as of January 31, 2000. The interest on the officer note is payable monthly and is based on the bank's reference rate less three basis points and the interest on the other two notes is payable monthly and ranges from 8% to 9% per annum.

    The weighted average interest rate on the Company's short-term debt in 2000 and 1999 is approximately 8.82% and 8.45%, respectively.

    Maturities of long-term debt for five years subsequent to January 31, 2000 are as follows:

    2001.......................................................  $ 3,195,000
    2002.......................................................   12,709,000
    2003.......................................................    3,247,000
    2004.......................................................    1,631,000
    2005.......................................................    1,052,000
    Thereafter.................................................            0
                                                                 -----------
                                                                 $21,834,000
                                                                 ===========

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

    The carrying amounts and estimated fair values of the Company's financial instruments are:

                                                   2000         2000         1999         1999
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
    Term loans payable to banks...............  $8,333,000   $8,684,000   $7,133,000   $7,310,000
    Notes payable.............................   1,772,000    1,904,000    1,857,000    1,929,000
    Secured notes payable.....................   3,834,000    3,999,000    1,640,000    1,653,000
    Revolving lines of credit.................   7,507,000    7,507,000    4,107,000    4,107,000
    Loans from employee and officer...........     388,000      388,000      430,000      430,000

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(4)  INCOME TAXES

    Until the merger with NTS, XXCAL had elected to be taxed as a subchapter S Corporation, whereby the entire federal and California taxable income or loss of XXCAL was reportable by the shareholders. XXCAL incurred a corporate franchise tax to the state of Texas and a 1.5% California surtax.

    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax income generated from foreign operations was $354,000, $252,000 and $130,000 in fiscal 2000, 1999 and 1998, respectively. Accumulated foreign earnings were $734,000 as of January 31, 2000. The earnings associated with the Company's foreign subsidiary are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided.

    The provision (benefit) for income tax expense from continuing operations consists of:

                                               2000        1999         1998
                                             --------   ----------   ----------
Current:
  Federal..................................  $ (1,000)  $1,333,000   $1,411,000
  State....................................    35,000      294,000      396,000
  Foreign..................................   106,000       51,000       26,000
                                             --------   ----------   ----------
                                              140,000    1,678,000    1,833,000

Deferred:
  Federal..................................   462,000     (102,000)     137,000
  State....................................   120,000      (32,000)      26,000
                                             --------   ----------   ----------
                                              582,000     (134,000)     163,000
                                             --------   ----------   ----------
Income tax expense.........................  $722,000   $1,544,000   $1,996,000
                                             ========   ==========   ==========

    The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Income from continuing operations before income taxes....  $1,817,000   $4,331,000   $5,445,000
                                                           ==========   ==========   ==========
Federal income tax computed at statutory rate............     618,000    1,473,000    1,851,000
Amortization of goodwill.................................       3,000       31,000       17,000
State income taxes, net of federal benefits..............      31,000      184,000      268,000
XXCAL, Inc. Subchapter S non-taxable income..............          --     (196,000)    (144,000)
Other, principally non-deductible expenses...............      70,000       52,000        4,000
                                                           ----------   ----------   ----------
Income tax expense.......................................  $  722,000   $1,544,000   $1,996,000
                                                           ==========   ==========   ==========

    Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(4)  INCOME TAXES (CONTINUED)
amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

                                           2000                     1999
                                  ----------------------   ----------------------
                                  CURRENT    NON-CURRENT   CURRENT    NON-CURRENT
                                  --------   -----------   --------   -----------
DEFERRED TAX ASSET:
Bad debt reserve................  $262,000   $        --   $304,000   $        --
Vacation accrual................   226,000            --    192,000            --
State taxes.....................    13,000        68,000     91,000        27,000
Deferred compensation...........   346,000            --    332,000            --
                                  --------   -----------   --------   -----------
Total deferred tax asset........   847,000        68,000    919,000        27,000
Valuation allowance.............        --            --         --            --

DEFERRED TAX LIABILITY:
Tax over book depreciation......        --    (3,143,000)        --    (2,592,000)
                                  --------   -----------   --------   -----------
NET DEFERRED TAX ASSET
  (LIABILITY)...................  $847,000   $(3,075,000)  $919,000   $(2,565,000)
                                  ========   ===========   ========   ===========

(5)  STOCK OPTIONS AND PENSION PLANS

    The Company has one employee incentive stock option plan: the 1994 stock option plan. The XXCAL, Inc. stock options were exchanged for options of National Technical Systems, Inc.

    Under the 1994 stock option plan, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock.

    Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the stock option committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. Additional information with respect to the option plans as of January 31, is as follows:

                                                       2000                           1999
                                           ----------------------------   ----------------------------
                                                       WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                           ---------   ----------------   ---------   ----------------
Beginning Balance........................  1,287,925        $4.16           490,966        $3.19
Grants...................................    279,581         3.72           854,755         4.61
Exercises................................    (94,966)        1.80           (50,346)        2.20
Canceled or expired......................   (101,600)        4.86            (7,450)        4.39
                                           ---------        -----         ---------        -----
Ending balance...........................  1,370,940        $4.18         1,287,925        $4.16
                                           =========        =====         =========        =====
Reserve for future grants at year end....    103,869                        291,550
Exercisable..............................    532,127        $3.42           404,075        $2.25
                                           =========        =====         =========        =====

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(5)  STOCK OPTIONS AND PENSION PLANS (CONTINUED)
    The range of exercise prices for options outstanding at January 31, 2000 was $1.20 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

    The following tables summarize information about options outstanding at January 31, 2000:

                                                  WEIGHTED AVG.
RANGE OF                     OUTSTANDING AT     REMAINING CONTRACT   WEIGHTED AVG.      NUMBER      WEIGHTED AVG.
EXERCISE PRICES             JANUARY 31, 2000       LIFE IN YRS.      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------             -----------------   ------------------   --------------   -----------   --------------
$1.00 to $2.00............        163,528               3.0              $1.52          125,210         $1.48
$2.01 to $3.00............        267,452               5.1              $2.72          220,577         $2.69
$3.01 to $4.00............        228,158               9.1              $3.34            5,672         $3.16
$4.01 to $5.00............         65,000               9.2              $4.94               --         $  --
$5.01 to $6.00............        469,569               8.3              $5.46          132,360         $5.43
$6.01 to $7.00............        177,233               8.3              $7.00           48,308         $6.34

    These options will expire if not exercised at specific dates ranging from March 2000 to December 2009. Prices for options exercised during the two-year period ended January 31, 2000 ranged from $0.70 to $3.16. The Company has elected to continue to follow APB Opinion No. 25,"Accounting for Stock Issued to Employees" (APB No. 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

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

                                                        2000       1999       1998
                                                      --------   --------   --------
Expected life (in years)............................       5          5          5
Risk-free interest rate.............................   6.19%      4.99%      6.01%
Expected volatility.................................     57%        61%        62%
Expected dividend yield.............................   1.39%      0.82%      0.72%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(5)  STOCK OPTIONS AND PENSION PLANS (CONTINUED)
2000 and 1999 was $3.72 and $4.47 per share, respectively. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company's net income and earnings per share would have been as indicated below:

                                   JANUARY 31, 2000    JANUARY 31, 1999    JANUARY 31, 1998
                                   -----------------   -----------------   -----------------
Net Income
  As reported....................      $805,000           $2,639,000          $3,455,000
  Pro forma......................      $471,000           $2,461,000          $3,366,946
Basic earnings per common share
  As reported....................      $   0.10           $     0.32          $     0.43
  Pro forma......................      $   0.06           $     0.30          $     0.42
Diluted earnings per common share
  As reported....................      $   0.09           $     0.31          $     0.41
  Pro forma......................      $   0.06           $     0.29          $     0.40

    The Company had an employee stock ownership plan covering all employees. Contributions by the Company were at the discretion of the Board of Directors. The Company did not make contributions in 2000, 1999 or 1998 and the Board of Directors voted to terminate the Plan as of December 31, 1999 and distribute the shares in the Plan to the participants.

    The Company offers four 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan, NTS Technical Services Employees' Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute up to 15% of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2000, the Board of Directors and management of the Company approved a contribution to the 401(k) profit sharing plan of $152,100 as compared to $253,600 in 1999 and $258,500 in 1998.

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

    The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in current liabilities, as he is eligible to retire at any time.

    The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $94,000, $67,000 and $119,000 for the years ended January 31, 2000, 1999 and 1998, respectively. Included in other assets is $1,324,000 and $1,150,000 for the cash surrender value as of January 31, 2000 and 1999, respectively.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(6)  CAPITAL STOCK

    As of January 31, 2000 and 1999, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2000 and January 31, 1999, 8,404,000 shares and 8,319,000 shares were issued and outstanding, respectively.

    Holders of common stock vote together on matters submitted to shareholders, including the election of directors. Except as required by law, the powers, preferences and rights of all common stock and the qualifications, limitations or restrictions thereof, shall in all respects be identical. The common stock shareholders will be entitled to receive, to the extent permitted by law, and to share equally and ratably, share for share, any such dividends as may be declared from time to time by the board of directors.

(7)  COMMITMENTS

    The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates to fiscal year 2011. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $2,228,000 in 2000, $1,843,000 in 1999, and $1,542,000 in 1998.

    At January 31, 2000, minimum rental payment obligations under operating leases were as follows:

2001........................................................  $1,770,000
2002........................................................   1,559,000
2003........................................................   1,462,000
2004........................................................     955,000
2005........................................................     587,000
Thereafter..................................................   1,035,000
                                                              ----------
                                                              $7,368,000
                                                              ==========

(8)  ACCRUED EXPENSES

    A summary of accrued expenses at January 31 is as follows:

                                                          2000         1999
                                                       ----------   ----------
Compensation and employee benefits...................  $2,308,000   $2,734,000
Other................................................     914,000    1,051,000
                                                       ----------   ----------
                                                       $3,222,000   $3,785,000
                                                       ==========   ==========

(9)  CONTINGENCIES

    The Company is, from time to time, the subject of claims and suits (see
Note 10) arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(10)  SUBSEQUENT EVENTS

LITIGATION SETTLEMENT AND OTHER CONTINGENCIES

    On or about April 30, 1999, Tecstar, Inc., a manufacturer of flight hardware for use in satellites filed a complaint against the Company in the Superior Court of the State of California for Los Angeles County. The complaint alleged that during a test cycle, the Company damaged hardware provided by Tecstar and as a result the hardware was rejected by Tecstar's customer as allegedly being unsuitable for flight. Tecstar sought monetary damages of $2,488,700 plus the costs of litigation and interest, including prejudgment interest, as provided by law.

    During the fourth quarter ended January 31, 2000, the Company's Board of Directors authorized management to engage in settlement discussions with Tecstar. In March 2000, the Company and Tecstar agreed to terms of a settlement based on the mounting legal costs, distraction of management focus and the uncertainty present in any litigation. The Company recorded an unusual charge of $1,598,000 as of the fourth quarter of fiscal 2000. This included a one time cash payment of $1,020,000 to Tecstar and $578,000 for the Company's legal and defense costs. The Company also received the alleged damaged flight hardware.

    The Company has retained legal counsel on a contingent-fee basis to pursue a possible recovery from its insurance carriers.

(11)  SEGMENT OF BUSINESS INFORMATION

    The Company maintains two core operating segments: Engineering & Evaluation and Technical Staffing.

    The Engineering and Evaluation segment operates test laboratories in various states in the U.S., the United Kingdom and Japan and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, nuclear, automotive and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States' Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier's systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies' quality policy, quality system documentation and quality records.

    The Technical Staffing segment includes the newly acquired XXCAL which was combined with the operations of the NTS Technical Staffing division. This segment operates in various states. Technical Staffing locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them to clients either on a temporary or permanent basis.

    The Company's reportable segments each represent strategic business units that offer different, yet related services. They are managed differently because each requires differing technical skills and sales strategies. Each segment is led by a chief operating decision maker, who, in coordination with the

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(11)  SEGMENT OF BUSINESS INFORMATION (CONTINUED)
Company's Chief Executive Officer utilizes the information reported below in evaluating results and allocating resources pertaining to segment operations.

    Direct and indirect revenues of the Engineering and Evaluation Group from federal agencies of approximately $25,933,000 in 2000, $25,945,000 in 1999 and $25,290,000 in 1998, consist principally of sales under subcontracts to customers with government contracts. The Company did not have any revenues from single customers which represented in excess of 10% of total segment revenues. Total revenues from customers in foreign (UK) operations were $867,000, $548,000 and $369,000 in 2000, 1999, and 1998, respectively. Assets utilized in the foreign (UK) subsidiaries were $807,000, $485,000 and $257,000 as of January 31, 2000, 1999 and 1998, respectively.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

    The following table illustrates each segment's operating income for 2000, 1999 and 1998. Assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate, fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

                                                                JANUARY 31, 2000
                                             -------------------------------------------------------
                                             ENGINEERING &     TECHNICAL
                                               EVALUATION      STAFFING     CORPORATE       TOTAL
                                             --------------   -----------   ----------   -----------
Net revenues...............................   $49,637,000     $34,487,000   $       --   $84,124,000
                                              ===========     ===========   ==========   ===========
Gross profit...............................    14,672,000       9,323,000           --    23,995,000
Selling, general and administrative
  expense..................................     9,180,000       9,725,000           --    18,905,000
                                              -----------     -----------   ----------   -----------
Operating income (loss)....................     5,492,000        (402,000)          --     5,090,000
Other income (expense):
  Interest expense, net....................    (1,251,000)       (293,000)          --    (1,544,000)
  Settlement and related legal expenses....    (1,598,000)             --           --    (1,598,000)
  Other....................................      (367,000)        236,000           --      (131,000)
                                              -----------     -----------   ----------   -----------
Income (loss) before income taxes, minority
  interest, discontinued operations and
  cumulative effect of change in accounting
  for start-up expenses....................   $ 2,276,000     $  (459,000)  $       --   $ 1,817,000
                                              ===========     ===========   ==========   ===========
Assets.....................................   $40,192,000     $11,475,000   $6,964,000   $58,631,000
                                              ===========     ===========   ==========   ===========
Equity Investments.........................   $   120,000     $        --   $       --   $   120,000
                                              ===========     ===========   ==========   ===========
Expenditures for long-lived assets.........   $ 7,705,000     $ 1,673,000   $   61,000   $ 9,439,000
                                              ===========     ===========   ==========   ===========
Depreciation and amortization..............   $ 3,077,000     $   191,000   $  209,000   $ 3,477,000
                                              ===========     ===========   ==========   ===========

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(11)  SEGMENT OF BUSINESS INFORMATION (CONTINUED)

                                                                JANUARY 31, 1999
                                             -------------------------------------------------------
                                             ENGINEERING &     TECHNICAL
                                               EVALUATION      STAFFING     CORPORATE       TOTAL
                                             --------------   -----------   ----------   -----------
Net revenues...............................   $49,652,000     $37,161,000   $       --   $86,813,000
                                              ===========     ===========   ==========   ===========
Gross profit...............................    15,110,000      10,873,000           --    25,983,000
Selling, general and administrative
  expense..................................     9,405,000      10,178,000           --    19,583,000
Merger costs...............................       686,000         221,000           --       907,000
                                              -----------     -----------   ----------   -----------
Operating income...........................     5,019,000         474,000           --     5,493,000
Other Income (expense):
  Interest expense, net....................    (1,191,000)        (62,000)          --    (1,253,000)
  Other....................................       356,000        (265,000)          --        91,000
                                              -----------     -----------   ----------   -----------
Income before income taxes, minority
  interest, discontinued operations and
  cumulative effect of change in accounting
  for start-up expenses....................   $ 4,184,000     $   147,000   $       --   $ 4,331,000
                                              ===========     ===========   ==========   ===========
Assets.....................................   $33,003,000     $10,920,000   $5,908,000   $49,831,000
                                              ===========     ===========   ==========   ===========
Equity Investments.........................   $    75,000     $        --   $       --   $    75,000
                                              ===========     ===========   ==========   ===========
Expenditures for long-lived assets.........   $ 3,816,000     $   313,000   $  268,000   $ 4,397,000
                                              ===========     ===========   ==========   ===========
Depreciation and amortization..............   $ 2,402,000     $   354,000   $  178,000   $ 2,934,000
                                              ===========     ===========   ==========   ===========

                                                                JANUARY 31, 1998
                                             -------------------------------------------------------
                                             ENGINEERING &     TECHNICAL
                                               EVALUATION      STAFFING     CORPORATE       TOTAL
                                             --------------   -----------   ----------   -----------
Net revenues...............................   $50,904,000     $30,017,000   $       --   $80,921,000
                                              ===========     ===========   ==========   ===========
Gross profit...............................    13,936,000       9,724,000           --    23,660,000
Selling, general and administrative
  expense..................................     7,885,000       9,203,000           --    17,088,000
                                              -----------     -----------   ----------   -----------
Operating income...........................     6,051,000         521,000           --     6,572,000
Other Income (expense):
  Interest expense, net....................    (1,135,000)       (110,000)          --    (1,245,000)
  Other....................................       497,000        (379,000)          --       118,000
                                              -----------     -----------   ----------   -----------
Income before income taxes, minority
  interest and discontinued operations.....   $ 5,413,000     $    32,000   $       --   $ 5,445,000
                                              ===========     ===========   ==========   ===========
Assets.....................................   $30,831,000     $ 8,940,000   $6,341,000   $46,112,000
                                              ===========     ===========   ==========   ===========
Expenditures for long-lived assets.........   $ 3,966,000     $   125,000   $   34,000   $ 4,125,000
                                              ===========     ===========   ==========   ===========
Depreciation and amortization..............   $ 2,123,000     $   224,000   $   90,000   $ 2,437,000
                                              ===========     ===========   ==========   ===========

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             THREE MONTHS ENDED
                                            -----------------------------------------------------
2000                                         APRIL 30       JULY 31     OCTOBER 31    JANUARY 31
----                                        -----------   -----------   -----------   -----------
Net revenues..............................  $21,565,000   $21,794,000   $20,831,000   $19,934,000
Gross profit..............................    6,660,000     6,441,000     5,708,000     5,186,000
Income (loss) from continuing
  operations..............................      809,000       707,000       438,000      (875,000)
Loss from discontinued operations.........      (61,000)      (22,000)      (15,000)     (176,000)
Net income (loss).........................      748,000       685,000       423,000    (1,051,000)
Basic earnings (loss) per common share
  Continuing operations...................         0.10          0.08          0.05         (0.10)
  Discontinued operations.................        (0.01)           --            --         (0.02)
Net Income (loss)*........................         0.09          0.08          0.05         (0.13)
Diluted earnings (loss) per common share
  Continuing operations...................         0.09          0.08          0.05         (0.10)
  Discontinued operations.................        (0.01)           --            --         (0.02)
Net Income (loss)*........................         0.09          0.08          0.05         (0.13)
Weighted average common shares
  outstanding.............................    8,321,000     8,337,000     8,352,000     8,372,000
Dilutive effect of stock options..........      261,000       261,000       191,000            --
Weighted average common shares
  outstanding, assuming dilution..........    8,582,000     8,598,000     8,543,000     8,372,000

------------------------

* Per share data may not always add to the total for the year because each figure is independently calculated.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2000, 1999 AND 1998

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                             THREE MONTHS ENDED
                                            -----------------------------------------------------
1999                                         APRIL 30       JULY 31     OCTOBER 31    JANUARY 31
----                                        -----------   -----------   -----------   -----------
Net revenues..............................  $21,121,000   $22,451,000   $22,420,000   $20,821,000
Gross profit..............................    6,350,000     6,536,000     6,412,000     6,685,000
Income (loss) before discontinued
  operations and cumulative effect of
  change in accounting....................    1,045,000       825,000      (129,000)    1,022,000
Income from discontinued operations.......        2,000        71,000       134,000       151,000
Cumulative effect of change in
  accounting..............................           --       (95,000)     (378,000)       (9,000)
Net income (loss).........................    1,047,000       801,000      (373,000)    1,164,000
Basic earnings (loss) per common share
  Continuing operations...................         0.13          0.10         (0.02)         0.12
  Discontinued operations.................           --          0.01          0.02          0.02
  Cumulative effect of change in
    accounting............................           --         (0.01)        (0.05)           --
Net income (loss)*........................         0.13          0.10         (0.05)         0.14
Diluted earnings (loss) per common share
  Continuing operations...................         0.12          0.10         (0.02)         0.12
  Discontinued operations.................           --          0.01          0.02          0.02
  Cumulative effect of change in
    accounting............................           --         (0.01)        (0.04)           --
Net income (loss)*........................         0.12          0.09         (0.04)         0.14
Weighted average common shares
  outstanding.............................    8,168,000     8,180,000     8,281,000     8,318,000
Dilutive effect of stock options..........      447,000       291,000       325,000       291,000
Weighted average common shares
  outstanding, assuming dilution..........    8,615,000     8,471,000     8,606,000     8,609,000
                                            ===========   ===========   ===========   ===========

------------------------

* Per share data may not always add to the total for the year because each figure is independently calculated.

                                  SCHEDULE II

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

                   COLUMN A                      COLUMN B        COLUMN C         COLUMN D      COLUMN E
----------------------------------------------  ----------   ----------------   ------------   ----------
                                                BALANCE AT     ADDITIONS--                     BALANCE AT
                                                BEGINNING    CHARGED TO COSTS   DEDUCTIONS--      END
DESCRIPTION                                     OF PERIOD      AND EXPENSES     DESCRIBE(A)    OF PERIOD
-----------                                     ----------   ----------------   ------------   ----------
Allowance for doubtful accounts receivable:
  2000........................................   $904,000        $454,000        $(555,000)     $803,000
                                                 ========        ========        =========      ========
  1999........................................   $741,000        $289,000        $(126,000)     $904,000
                                                 ========        ========        =========      ========
  1998........................................   $750,000        $235,000        $(244,000)     $741,000
                                                 ========        ========        =========      ========

------------------------

(a) Write-off of uncollectible accounts receivable, net of recoveries.