Form 10-Q
period 2000-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2000-06-13
CIK 110536

================================================================================

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the Quarterly Period Ended April 30, 2000

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For transition period from ________________  to _________________


                                     0-16438
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                   95-4134955
     ----------------------                       ---------------------
    (State of Incorporation)                        (IRS Employer
                                                  Identification number)

       24007 Ventura Boulevard, Suite 200, Calabasas, California
       ---------------------------------------------------------
         (Address of registrant's principal executive office)

      (818) 591-0776                                        91302
 -----------------------------                            --------
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

The number of shares of common stock, no par value, outstanding as of June 5, 2000 was 8,508,500.








                            Exhibit Index on Page 16

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



Index



PART I.   FINANCIAL INFORMATION                                       Page No.


Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets as of
            April 30, 2000 (unaudited) and January 31, 2000                3

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended April 30, 2000 and 1999             4

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended April 30, 2000 and 1999             5

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                     6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8


PART II.  OTHER INFORMATION & SIGNATURE


Item 6. Exhibits and Reports on Form 8-K                                   15

PART  I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                       April 30,     January 31,
                                                          2000          2000
                                                      (unaudited)
                                                      -----------   -----------
                            ASSETS
CURRENT ASSETS:
   Cash                                              $  3,373,000  $  3,133,000
   Accounts receivable, less allowance for doubtful
     accounts of $1,067,000 at April 30, 2000 and
     $803,000 at January 31, 2000                      21,645,000    20,114,000
   Income taxes receivable                                      -     1,387,000
   Inventories                                          2,386,000     1,804,000
   Deferred tax assets                                    838,000       847,000
   Prepaid expenses                                       832,000       719,000
                                                      -----------   -----------
     Total current assets                              29,074,000    28,004,000

Property, plant and equipment, at cost                 64,733,000    63,347,000
Less: accumulated depreciation                         37,282,000    36,310,000
                                                      -----------   -----------
    Net property, plant and equipment                  27,451,000    27,037,000

Property held for sale                                    544,000       544,000
Intangible assets, net                                  1,048,000     1,077,000
Other assets                                            2,042,000     1,969,000
                                                      -----------   -----------
       TOTAL ASSETS                                  $ 60,159,000  $ 58,631,000
                                                      ===========   ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $  3,911,000  $  5,249,000
   Accrued expenses                                     3,864,000     2,913,000
   Deferred income                                      1,587,000       309,000
   Income taxes payable                                   157,000       106,000
   Current installments of long-term debt               3,222,000     3,195,000
                                                      -----------   -----------
     Total current liabilities                         12,741,000    11,772,000

Long-term debt, excluding current installments         18,350,000    18,639,000
Deferred income taxes, net                              3,069,000     3,075,000
Deferred compensation                                     747,000       615,000
Minority interest                                          63,000        67,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized, 20,000,000;
    issued and outstanding 8,509,000 as of April 30,
    2000 and 8,404,000 as of January 31, 2000          11,909,000    11,764,000
   Retained earnings                                   13,300,000    12,706,000
   Accumulated other comprehensive income                 (20,000)       (7,000)
                                                      -----------   -----------
     Total shareholders' equity                        25,189,000    24,463,000
                                                      -----------   -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 60,159,000  $ 58,631,000
                                                      ===========   ===========
See accompanying notes.
                                        3

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended April 30, 2000 and 1999
                                                       2000          1999
                                                   ------------  ------------
Revenues                                         $   21,190,000 $  21,565,000

Cost of sales                                        15,190,000    14,905,000
                                                   ------------  ------------

     Gross profit                                     6,000,000     6,660,000

Selling, general and administrative expense           4,170,000     4,963,000
                                                   ------------  ------------
     Operating income                                 1,830,000     1,697,000

Other expense:
   Interest expense, net                               (490,000)     (326,000)
   Other                                                (77,000)       (6,000)
                                                   ------------  ------------
Total other expense                                    (567,000)     (332,000)
                                                   ------------  ------------
Income before income taxes and minority interest      1,263,000     1,365,000

Income taxes                                            505,000       552,000
                                                   ------------  ------------
Income before minority interest and discontinued
operations                                              758,000       813,000

Minority interest                                         4,000        (4,000)
                                                   ------------  ------------
Income from continuing operations                       762,000       809,000

Loss from discontinued operations, net of taxes               -       (61,000)
                                                   ------------  ------------
Net income                                       $      762,000 $     748,000
                                                   ============  ============
Basic earnings (loss) per common share:
   Continuing operations                         $         0.09 $        0.10
   Discontinued operations                                    -         (0.01)
                                                   ------------  ------------
Net income                                       $         0.09 $        0.09
                                                   ============  ============

Diluted earnings (loss) per common share:        $         0.09 $        0.09
   Continuing operations                                      -         (0.01)
                                                   ------------  ------------
   Discontinued operations                       $         0.09 $        0.09
                                                   ============  ============
Net income

Weighted average common shares outstanding            8,460,000     8,321,000
Dilutive effect of stock options                         84,000       261,000
                                                   ------------  ------------
Weighted average common shares outstanding,
assuming dilution                                     8,544,000     8,582,000
                                                   ============  ============
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
for the Three Months Ended April 30, 2000 and 1999
                                                        2000           1999
                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations               $    762,000  $     809,000

Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                        1,001,000        775,000
  Provision for losses on receivables                    264,000         12,000
  Loss on retirement of assets                                 -              -
  Earnings from merged entity not included in net
    income                                                     -              -
  Undistributed earnings of affiliate                     (4,000)         4,000
  Deferred income taxes                                    3,000              -
  Changes in assets and liabilities:
    Accounts receivable                               (1,795,000)       284,000
    Inventories                                         (582,000)      (600,000)
    Prepaid expenses                                    (113,000)      (696,000)
    Other assets and Intangibles                         (73,000)       (42,000)
    Accounts payable                                  (1,338,000)      (753,000)
    Accrued expenses                                     951,000      1,908,000
    Deferred income                                    1,278,000              -
    Deferred compensation                                132,000         15,000
    Income taxes                                       1,438,000        423,000
                                                     -----------   ------------
 Cash provided by continuing operations                1,924,000      2,139,000
    Loss from discontinued operations                          -        (61,000)
                                                     -----------   ------------
 Cash provided by operating activities                 1,924,000      2,078,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (1,386,000)    (1,041,000)
  Investment in new business                                   -       (375,000)
                                                     -----------   ------------
Net cash used for investing activities                (1,386,000)    (1,416,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt             1,480,000        112,000
  Repayments of current and long-term debt            (1,742,000)      (935,000)
  Cash dividends paid                                   (168,000)      (166,000)
  Distributions paid                                           -       (120,000)
  Proceeds from stock options exercised                  145,000          5,000
                                                     -----------   ------------
Net cash used for financing activities                  (285,000)    (1,104,000)
                                                     -----------   ------------
Effect of exchange rate changes on cash and
cash equivalents                                         (13,000)             -
                                                     -----------   ------------

Net increase in cash                                     240,000       (442,000)
Beginning cash balance                                 3,133,000      2,599,000
                                                     -----------   ------------

ENDING CASH BALANCE                                 $  3,373,000  $   2,157,000
                                                     ===========   ============
See accompanying notes
                                        5

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2000.

      The statements presented as of and for the three months ended April 30, 2000 and 1999 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended April 30, 2000 and 1999 total comprehensive income was $749,000 and $759,000 respectively. The reported amount for total comprehensive income differs from net income for the three months ended April 30, 2000 due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

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

6.    Interest and Taxes

      Cash paid for interest and taxes for the three months ended April 30, 2000 was $518,000 and $22,000 respectively. Cash paid for interest and taxes for the three months April 30, 1999 was $332,000 and $76,000 respectively.

7.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 61% to NTS, Inc. and 39% to National Quality Assurance, Ltd for the fiscal year ending January 31, 2001.

8.    Dividends

      On February 4, 2000, pursuant to the Company's current dividend policy, the Company's Board of Directors authorized the regular semiannual cash dividend of $0.02 per share, that was paid on March 15, 2000 to shareholders of record at the close of business on February 28, 2000.

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


GENERAL
-------

      NTS is a  diversified  services  company  which  operates in two segments:
"Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

      The Engineering & Evaluation segment performs technical services for a wide range of industries (telecommunications, medical, computer, automotive, aerospace, defense, among others) including analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, computer-based structural dynamics and finite element analysis. In addition, this segment performs quality management registration services.

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

RESULTS OF OPERATIONS
---------------------

REVENUES
Three months ended April 30,          2000   % Change         1999
(Dollars in thousands)
                               -----------------------------------

Engineering & Evaluation           $14,491      20.0%      $12,079
Technical Staffing                   6,699    (29.4)%        9,486
                               -----------            ------------
   Total net revenues              $21,190     (1.7)%      $21,565
                               ===========            ============

For the three months ended April 30, 2000, consolidated revenues decreased by $375,000 or 1.7% when compared to the same period in 1999.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2000, Engineering and Evaluation revenues increased by $2,412,000 primarily due to the growth in telecommunications and computer hardware and software testing as the Company is benefitting from the increased investment in telecommunications testing equipment at some of its facilities during the past two years. Revenues in the aerospace and defense industries also increased when compared to the same period last year as a result of increased bookings.

Technical Staffing:
-------------------
Revenues in Technical Staffing decreased by $2,787,000 or 29.4% due to the cessation of Year 2000 related projects, the low availability of employees resulting from the reduced level of unemployment, the reduction in fees at two of the Company's largest customers and the loss of a major contract. In an effort to reposition itself in this industry and become more competitive, the Company closed several non-performing staffing offices in recent months and is in the process of streamlining and consolidating its operations to control costs and focus on quality service.


GROSS PROFIT
 Three months ended April 30,      2000   % Change      1999
(Dollars in thousands)
                              ------------------------------

Engineering & Evaluation         $4,228      15.6%    $3,659
  % to segment revenue            29.2%                30.3%
Technical Staffing                1,772    (41.0)%     3,001
  % to segment revenue            26.5%                31.6%
                              ---------            ---------
Total                            $6,000     (9.9)%    $6,660
                              =========            =========
 % to total net revenue           28.3%                30.9%

Total gross profit for the three months ended April 30, 2000 decreased by $660,000 or 9.9% when compared to 1999.

Engineering & Evaluation:
------------------------
For the three months ended April 30, 2000, gross profit for the Engineering & Evaluation Group increased by $569,000 or 15.6% when compared to the same period in 1999, as a result of the increased revenues, particularly in the telecommunications business.

Technical Staffing:
-------------------
For the three months ended April 30, 2000, gross profit decreased by $1,229,000 or 41.0% in the Technical Staffing Group when compared to the same period in 1999. This was due to the decrease in revenues and increased competitive pricing pressures due to the tight recruiting market.


SELLING, GENERAL & ADMINISTRATIVE
 Three months ended April 30,    2000     % Change      1999
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $2,264       (6.9)%    $2,433
  % to segment revenue          15.6%                  20.1%
Technical Staffing              1,906      (24.7)%     2,530
  % to segment revenue          28.5%                  26.7%
                            ---------              ---------
Total S G & A                  $4,170      (16.0)%    $4,963
                            =========              =========
  % to total net revenue        19.7%                  23.0%

Total selling, general and administrative expenses decreased $793,000 or 16.0% for the three months ended April 30, 2000 when compared to the same period in 1999.

Engineering & Evaluation:
------------------------
For the three months ended April 30, 2000, selling, general and administrative expenses decreased by $169,000 or 6.9% when compared to the same period in 1999, as the programs established by the Company in the prior year to hire specialists to expand the base of business into new technology areas are starting to take effect by improving sales while containing costs.

Technical Staffing:
------------------
For the three months ended April 30, 2000, selling, general and administrative expenses decreased by $624,000 or 24.7% when compared to the same period in 1999, due to the closure of several non-performing staffing offices and the consolidation of its operations in an effort to streamline this business.

OPERATING INCOME
 Three months ended April 30,    2000     % Change      1999
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $1,964        60.2%    $1,226
  % to segment revenue          13.6%                  10.2%
Technical Staffing              (134)     (128.5)%       471
  % to segment revenue         (2.0)%                   5.0%
                            ---------              ---------
Total operating income         $1,830         7.8%    $1,697
                            =========              =========
 % to total net revenue          8.6%                   7.9%


Operating income for the three months ended April 30, 2000 increased by $133,000 or 7.8% when compared to 1999.

Operating income for the three months ended April 30, 2000 increased by $737,000 or 60.2% in the Engineering & Evaluation Group when compared to the same period in 1999, as a result of the increase in gross profit and the decrease in selling and general and administrative expenses discussed above.

Operating income for the three months ended April 30, 2000 decreased by $604,000 or 128.5% in the Technical Staffing Group when compared to the same period in 1999, as a result of the decrease in gross profit partially offset by a decrease in selling and general and administrative expenses.


INTEREST EXPENSE

Net interest expense increased by $164,000 in the three months ended April 30, 2000 when compared to the same period in 1999. This increase was principally due to higher average debt balances for the three months ended April 30, 2000 along with slightly higher interest rates when compared to the same period last year.


INCOME TAXES

The income tax provisional rate of 40.0% for the three months ended April 30, 2000 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2001. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

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

NET INCOME

The slight increase in net income for the three months ended April 30, 2000, compared to the same period in 1999, was primarily due to lower selling and general and administrative expenses in the current quarter when compared to the same period last year, partially offset by higher interest expense and lower gross profit.


YEAR 2000

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


BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------

The Company's basic service to industry is to support the development of new products. Much of that effort in basic industries such as automotive, aerospace and defense was not evident in fiscal 2000 except for research and development on new spacecraft such as X-33, DeltaIV and Atlas V. For those programs, the Company expects to see increased workload in cryogenics evaluation.

The information technology market, on the other hand, continues its technological growth cycle due to the use of computers, wireless systems, cell phones, e-mail and faxes. The Company is serving this growing market in four of its locations and anticipates significant growth for the next 18 to 24 months. Competition is more limited in these markets for two reasons. First, when international standards and approval are required, only third party laboratories such as the Company's can perform this service. Second, information technology companies need all their scientists and engineers working on the design and manufacturing of their evolving products, and will make more "make or buy" decisions to use independent, qualified test labs to evaluate and test their products.

Technical Staffing:
-------------------

The Company has aggressively pursued additional business in the Technical Staffing market. The Company supplies professionals in support of customers who need help-desk analysts and managers; relational database administrators and developers; application and systems programmers; configuration and project managers; and multiple levels of system operations personnel. The shortage of qualified temporary and permanent candidates may bring additional pressure on earnings to this highly competitive business. The Company expects competition to be similar to last year.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended April 30, 2000, cash provided by operations decreased by $154,000 when compared to the same period in 1999. This decrease was primarily due to the effect of changes in accounts receivable, accounts payable and accrued expenses partially offset by increases in depreciation and amortization, provision for losses on receivables and the effect of changes in prepaid expenses, deferred income and income taxes.

Net cash used in investing activities in the three-month period ended April 30, 2000 decreased $30,000 over the same period in 1999, primarily due to the acquisition of two quality-registration and certification services companies during the three-month period ended April 30, 1999 offset by an increase in capital purchases during the same period in 2000.

In the three-month period ended April 30, 2000 net cash used for financing activities decreased by $819,000 over the same period in 1999. Net cash used for financing activities consisted of debt reduction on lines of credit and short term and long term debt of $1,742,000 and cash dividends paid of $168,000, offset by increases in proceeds from lines of credit and term loans of $1,480,000 and proceeds from issuance of common stock of $145,000.

In September 1997, the Company negotiated with Sanwa Bank California, as agent, and Mellon Bank, for a credit agreement which included a $6,000,000 revolving line of credit at an interest equal to the bank's reference rate plus 0.25%. On October 30, 1998, the credit agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the bank's reference rate. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis. On October 29, 1999, the credit agreement was amended again to extend the term of the revolving line to September 8, 2001 and to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the bank's reference rate.

In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. In April 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms as the original agreement. The outstanding balance at April 30, 2000 is $3,486,000.

Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit which had $2,493,000 available at April 30, 2000.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit 27 - Financial Data Schedule

      (b) Form 8-K

      During the quarter ended April 30, 2000 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL TECHNICAL SYSTEMS, INC.



Date:       June 13, 2000               By:     /s/ Lloyd Blonder
     -------------------------            --------------------------
                                          Lloyd Blonder
                                          Senior Vice President
                                          Chief Financial Officer

                                          (Signing on behalf of the
                                           registrant and as principal
                                                 financial officer)

                                 Exhibit Index

Exhibit No.         Description                                    Page No.
--------------------------------------------------------------------------------


27        Financial Data Schedule                                      17