Form 10-Q
period 2000-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2000-09-13
CIK 110536

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the Quarterly Period Ended July 31, 2000

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

The number of shares of common stock, no par value, outstanding as of September 7, 2000 was 8,509,875.







                            Exhibit Index on Page 18

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART  I.   FINANCIAL INFORMATION                                   Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            July 31, 2000 (unaudited) and January  31, 2000             3

            Unaudited Condensed Consolidated Statements of Income
            For the Six Months Ended July 31, 2000 and 1999             4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended July 31, 2000 and 1999           5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2000 and 1999             6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                  7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9


PART  II.   OTHER INFORMATION & SIGNATURE


Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 6.  Exhibits and Reports on Form 8-K                              17

PART  I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                                                    July 31,     January 31,
                                                                                      2000          2000
                                                                                  (unaudited)
                                                                                  ------------   -----------
                            ASSETS
                            ------
CURRENT ASSETS:
   Cash                                                                          $  2,959,000    $  3,133,000
   Accounts receivable, less allowance for doubtful accounts
     of $700,000 at July 31, 2000 and $803,000 at January 31, 2000                 20,607,000      20,114,000
   Income taxes receivable                                                            328,000       1,387,000
   Inventories                                                                      2,779,000       1,804,000
   Deferred tax assets                                                                838,000         847,000
   Prepaid expenses                                                                 1,211,000         719,000
                                                                                 ------------    ------------
     Total current assets                                                          28,722,000      28,004,000

Property, plant and equipment, at cost                                             66,479,000      63,347,000
Less: accumulated depreciation                                                     38,237,000      36,310,000
                                                                                 ------------    ------------
    Net property, plant and equipment                                              28,242,000      27,037,000

Property held for sale                                                                544,000         544,000
Intangible assets, net                                                              1,019,000       1,077,000
Other assets                                                                        2,116,000       1,969,000
                                                                                 ------------    ------------
        TOTAL ASSETS                                                             $ 60,643,000    $ 58,631,000
                                                                                 ============    ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                              $  4,490,000    $  5,249,000
   Accrued expenses                                                                 3,524,000       2,913,000
   Deferred income                                                                  1,149,000         309,000
   Income taxes payable                                                                     -         106,000
   Current installments of long-term debt                                           3,299,000       3,195,000
                                                                                 ------------    ------------
     Total current liabilities                                                     12,462,000      11,772,000

Long-term debt, excluding current installments                                     18,944,000      18,639,000
Deferred income taxes, net                                                          3,067,000       3,075,000
Deferred compensation                                                                 775,000         615,000
Minority interest                                                                      71,000          67,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000; issued and outstanding
    8,509,000 as of July 31, 2000 and 8,404,000 as of January 31, 2000             11,912,000      11,764,000
   Retained earnings                                                               13,450,000      12,706,000
   Accumulated other comprehensive income                                             (38,000)         (7,000)
                                                                                 ------------    ------------
     Total shareholders' equity                                                    25,324,000      24,463,000
                                                                                 ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 60,643,000    $ 58,631,000
                                                                                 ============    ============
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Six Months Ended July 31, 2000 and 1999
                                                                                   2000            1999
                                                                              ------------    ------------
Revenues                                                                      $ 41,796,000    $ 43,359,000

Cost of sales                                                                   30,159,000      30,258,000
                                                                              ------------    ------------

     Gross profit                                                               11,637,000      13,101,000
Selling, general and administrative expense                                      9,096,000       9,937,000
                                                                              ------------    ------------
     Operating income                                                            2,541,000       3,164,000

Other income (expense):
   Interest expense, net                                                          (987,000)       (651,000)
   Other                                                                           (56,000)         26,000
                                                                              ------------    ------------
Total other income (expense)                                                    (1,043,000)       (625,000)
                                                                              ------------    ------------
Income from continuing operations before income taxes and minority interest      1,498,000       2,539,000

Income taxes                                                                       582,000       1,023,000
                                                                              ------------    ------------
Income from continuing operations before minority interest                         916,000       1,516,000

Minority interest                                                                   (4,000)              -
                                                                              ------------    ------------
Income from continuing operations                                                  912,000       1,516,000

Loss from discontinued operations, net of taxes                                          -         (83,000)
                                                                              ------------    ------------
Net income                                                                    $    912,000    $  1,433,000
                                                                              ============    ============
Basic earnings (loss) per common share:
   Continuing operations                                                      $       0.11    $       0.18
   Discontinued operations                                                               -           (0.01)
                                                                              ------------    ------------
Net income                                                                    $       0.11    $       0.17
                                                                              ============    ============

Diluted earnings (loss) per common share:
   Continuing operations                                                      $       0.11    $       0.18
   Discontinued operations                                                               -           (0.01)
                                                                              ------------    ------------
Net income                                                                    $       0.11    $       0.17
                                                                              ============    ============

Weighted average common shares outstanding                                       8,484,000       8,329,000
Dilutive effect of stock options                                                    77,000         235,000
                                                                              ------------    ------------
Weighted average common shares outstanding, assuming dilution                    8,561,000       8,564,000
                                                                              ============    ============

                                        4

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended July 31, 2000 and 1999
                                                                                     2000          1999
                                                                              ------------    ------------
Revenues                                                                      $ 20,606,000    $ 21,794,000

Cost of sales                                                                   14,969,000      15,353,000
                                                                              ------------    ------------
     Gross profit                                                                5,637,000       6,441,000

Selling, general and administrative expense                                      4,926,000       4,974,000
                                                                              ------------    ------------
     Operating income                                                              711,000       1,467,000

Other income (expense):
   Interest expense, net                                                          (497,000)       (325,000)
   Other                                                                            21,000          32,000
                                                                              ------------    ------------
Total other income (expense)                                                      (476,000)       (293,000)
                                                                              ------------    ------------

Income from continuing operations before income taxes and minority interest        235,000       1,174,000

Income taxes                                                                        77,000         471,000
                                                                              ------------    ------------
Income from continuing operations before minority interest                         158,000         703,000

Minority interest                                                                   (8,000)          4,000
                                                                              ------------    ------------
Income from continuing operations                                                  150,000         707,000

Loss from discontinued operations, net of taxes                                          -         (22,000)
                                                                              ------------    ------------
Net income                                                                    $    150,000    $    685,000
                                                                              ============    ============
Basic earnings (loss) per common share:
   Continuing operations                                                      $       0.02    $       0.08
   Discontinued operations                                                               -            0.00
                                                                              ------------    ------------
Net income                                                                    $       0.02    $       0.08
                                                                              ============    ============

Diluted earnings (loss) per common share:
   Continuing operations                                                      $       0.02    $       0.08
   Discontinued operations                                                               -            0.00
                                                                              ------------    ------------
Net income                                                                    $       0.02    $       0.08
                                                                              ============    ============
Weighted average common shares outstanding                                       8,509,000       8,337,000
Dilutive effect of stock options                                                    69,000         261,000
                                                                              ------------    ------------
Weighted average common shares outstanding, assuming dilution                    8,578,000       8,598,000
                                                                              ============    ============

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2000 and 1999
                                                                                    2000           1999
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                           $   912,000    $ 1,516,000
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                   1,985,000      1,579,000
  Provision for losses on receivables                                              (103,000)        12,000
  Undistributed earnings of affiliate                                                 4,000          -
  Deferred income taxes                                                               1,000          7,000
  Changes in assets and liabilities:
    Accounts receivable                                                            (390,000)      (682,000)
    Inventories                                                                    (975,000)      (552,000)
    Prepaid expenses                                                               (492,000)      (196,000)
    Other assets and Intangibles                                                   (147,000)       (77,000)
    Accounts payable                                                               (759,000)      (394,000)
    Accrued expenses                                                                611,000        989,000
    Deferred income                                                                 840,000          -
    Deferred compensation                                                           160,000         30,000
    Income taxes                                                                    953,000        125,000
                                                                                -----------    -----------
 Cash provided by continuing operations                                           2,600,000      2,357,000
    Loss from discontinued operations                                                 -            (83,000)
                                                                                -----------    -----------
 Cash provided by operating activities                                            2,600,000      2,274,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                      (3,132,000)    (2,936,000)
  Investment in new business                                                            -         (375,000)
                                                                                -----------    -----------
Net cash used for investing activities                                           (3,132,000)    (3,311,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                        2,972,000      2,546,000
  Repayments of current and long-term debt                                       (2,563,000)    (1,548,000)
  Cash dividends paid                                                              (168,000)      (166,000)
  Distributions paid                                                                    -         (120,000)
  Proceeds from stock options exercised                                             148,000         66,000
                                                                                -----------    -----------
Net cash used for financing activities                                              389,000        778,000
                                                                                -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                        (31,000)         4,000
                                                                                -----------    -----------

Net decrease in cash                                                               (174,000)      (255,000)
Beginning cash balance                                                            3,133,000      2,599,000
                                                                                -----------    -----------

ENDING CASH BALANCE                                                             $ 2,959,000    $ 2,344,000
                                                                                ===========    ===========

See accompanying notes

                                        6

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

      The statements presented as of and for the six month and three month periods ended July 31, 2000 and 1999 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's condensed consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation. During the six months ended July 31, 2000 and 1999 total comprehensive income was $881,000 and $1,448,000 respectively. During the three months ended July 31, 2000 and 1999 total comprehensive income was $132,000 and $689,000 respectively. The reported amount for total comprehensive income differs from net income for the three months and six months ended July 31, 2000 due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

4.    Recently Issued Accounting Standards

      SAB No. 101 -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

      SFAS No. 138, 137 and 133 -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards

      (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138 -- "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The Company must implement SFAS No. 133 by the third quarter of fiscal 2001 and has not yet made a final determination of its impact on the financial statements.

5.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

6.    Interest and Taxes

      Cash paid for interest and taxes for the six months ended July 31, 2000 was $1,033,000 and $562,000 respectively. Cash paid for interest and taxes for the six months ended July 31, 1999 was $626,000 and $852,000 respectively.

7.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 61% to NTS, Inc. and 39% to National Quality Assurance, Ltd for the fiscal year ending January 31, 2001.

8.    Dividends

      On February 4, 2000, pursuant to the Company's current dividend policy, the Company's Board of Directors authorized the regular semiannual cash dividend of $0.02 per share, that was paid on March 15, 2000 to shareholders of record at the close of business on February 28, 2000. The second semi-annual dividend of $0.02 per share was paid on August 2, 2000 to shareholders of record at the close of business on July 14, 2000.

      In the prior year, the Company paid a total cash dividend of $.07 per share through August 4, 1999, which included a special dividend of $.03 per share that was paid on August 4, 1999.

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

RESULTS OF OPERATIONS
---------------------
REVENUES
Six months ended July 31,             2000   % Change         1999
(Dollars in thousands)
                               -----------------------------------

Engineering & Evaluation           $29,214      17.6%      $24,835
Technical Staffing                  12,582    (32.1)%       18,524
                               -----------            ------------
   Total revenues                  $41,796     (3.6)%      $43,359
                               ===========            ============

For the six months ended July 31,2000, consolidated revenues decreased by $1,563,000 or 3.6% when compared to the same period in 1999 due to the decrease in revenues at the Technical Staffing segment.

Engineering & Evaluation:
-------------------------
In 2000, the Engineering & Evaluation segment revenues increased by $4,379,000 or 17.6% primarily due to strong growth in new sales orders relative to the telecommunications, aerospace, defense and automotive markets and the benefit the Company is receiving from the increased investment in equipment at some of its facilities during the past two years.

Technical Staffing
------------------
Revenues in the Technical Staffing segment decreased by $5,942,000 or 32.1% due to the closure of several non-performing staffing offices and the consolidation of its operations to control costs and focus on profitability. Revenues were also affected by the cessation of Year 2000 related projects and competitive pricing pressures in the staffing industry which forced the Company to lower its prices to maintain existing relationships with several valued clients.

This segment is currently in the process of moving from the traditional "bricks and mortar" model of a business to a "virtual office" model in anticipation of movement in technology towards the new Internet era of "E-Cruiting". The Company anticipates that this new business model will reduce the costs of doing business and at the same time increase productivity of the staff.


GROSS PROFIT
 Six months ended July 31,         2000   % Change      1999
(Dollars in thousands)
                              ------------------------------

Engineering & Evaluation         $8,615       9.6%    $7,861
  % to segment revenue            29.5%                31.7%
Technical Staffing                3,022    (42.3)%     5,240
  % to segment revenue            24.0%                28.3%
                              ---------            ---------
Total gross profit              $11,637    (11.2)%   $13,101
                              =========            =========
 % to total  revenue              27.8%                30.2%

Total gross profit for the six months ended July 31, 2000 decreased by $1,464,000 or 11.2% when compared to the same period in 1999.

Engineering & Evaluation:
------------------------
Gross profit for the Engineering & Evaluation Group increased by $754,000 or 9.6% for the six months ended July 31, 2000 when compared to the same period in 1999, as a result of the increased revenues.

Technical Staffing
------------------
Gross profit in 2000 decreased by $2,218,000 or 42.3% in the Technical Staffing group when compared to the same period in 1999. This was due to the decrease in revenues and increased competitive pricing pressures. Gross profit was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of possible fraud that may have been perpetrated against the Company (see operating income below).

SELLING, GENERAL & ADMINISTRATIVE
 Six months ended July 31,       2000     % Change      1999
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $4,943       (4.0)%    $5,151
  % to segment revenue          16.9%                  20.7%
Technical Staffing              4,153      (13.2)%     4,786
  % to segment revenue          33.0%                  25.8%
                            ---------              ---------
Total S G & A                  $9,096       (8.5)%    $9,937
                            =========              =========
 % to total revenue             21.8%                  22.9%

Total selling, general and administrative expenses decreased $841,000 or 8.5% for the six months ended July 31, 2000 when compared to the same period in 1999.

Engineering & Evaluation:
------------------------
Selling, general and administrative expenses decreased by $208,000 in the Engineering & Evaluation segment as the programs established by the Company in the prior year to hire specialists to expand the base of business into new technology areas are starting to take effect by improving sales while containing costs. This decrease in selling costs was partially offset by an increase in depreciation expense.

Technical Staffing:
-------------------
Selling, general and administrative expenses in the Technical Staffing segment decreased by $633,000 or 13.2% when compared to the same period in 1999 as a result of the closure of several non-performing staffing offices and the consolidation of its operations in an effort to streamline this business. This decrease was offset by an increase in bad debt expense as a result of possible fraud that may have been perpetrated against the Company (see operating income below).

 OPERATING INCOME (LOSS)
 Six months ended July 31,       2000     % Change       1999
(Dollars in thousands)
                            ---------------------------------

Engineering & Evaluation       $3,672        35.5%     $2,710
  % to segment revenue          12.6%                   10.9%
Technical Staffing            (1,131)     (349.1)%        454
  % to segment revenue         (9.0)%                    2.5%
                            ---------              ----------
Total operating income         $2,541      (19.7)%     $3,164
                            =========              ==========
 % to total revenue              6.1%                    7.3%

Operating income for the six months ended July 31, 2000 decreased by $623,000 when compared to the same period in1999.

Engineering & Evaluation:
------------------------
Operating income for the six months ended July 31, 2000 for the Engineering & Evaluation Group increased by $962,000 when compared to the same period in 1999 primarily as a result of the increase in gross profit and the decrease in selling and general and administrative expenses discussed above.

Technical  Staffing:
-------------------
Operating income (loss) for the six months ended July 31, 2000 decreased by $1,585,000 in the Technical Staffing segment when compared to the same period in 1999 primarily as a result of the decrease in gross profit partially offset by a decrease in selling and general and administrative expenses discussed above. Operating income (loss) was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of possible fraud that may have been perpetrated against the Company. The Company is currently in the process of an investigation to determine the facts and circumstances and the persons involved in the possible fraud. The Company has placed its insurance carriers on notice and is vigorously pursuing recovery from them and other responsible parties. The effect on operating loss was approximately $880,000. The Company has provided for the balance of this customer's accounts receivable and does not anticipate any additional bad debt expense related to this customer.

INTEREST EXPENSE

Net interest expense increased $336,000 in the six months ended July 31, 2000 when compared to the same period in 1999. This increase was principally due to higher average debt balances for the six months ended July 31, 2000, and slightly higher interest rates, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 38.9% for the six months ended July 31, 2000 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated tax provision accrual for fiscal year ending January 31, 2001. The income tax rate for the six months ended July 31, 1999 was 40.3%. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

NET INCOME

The decrease in net income for the six months ended July 31, 2000, compared to the same period in 1999, was primarily due to the decrease in revenues in Technical Staffing and increase in interest expense, partially offset by a decrease in selling, general and administrative expenses.

The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended July 31,           2000   % Change         1999
(Dollars in thousands)
                               -----------------------------------

Engineering & Evaluation           $14,723      15.4%      $12,756
Technical Staffing                   5,883    (34.9)%        9,038
                               -----------            ------------
   Total net revenues              $20,606     (5.5)%      $21,794
                               ===========            ============

For the three months ended July 31, 2000, consolidated revenues decreased by $1,188,000 or 5.5% when compared to the same period in 1999 due to the decrease in revenues at the Technical Staffing segment.

Engineering & Evaluation:
-------------------------
For the three months ended July 31, 2000, Engineering & Evaluation revenues increased by $1,967,000 or 15.4% when compared to the same period in 1999, primarily due to strong growth in new sales orders relative to the telecommunications, aerospace, defense and automotive markets and the benefit the Company is receiving from the increased investment in equipment at some of its facilities during the past two years.

Technical Staffing:
-------------------
Revenues in Technical Staffing decreased by $3,155,000 or 34.9% when compared to the same period in 1999, due to the closure of several non-performing staffing offices and the consolidation of its operations to control costs and focus on profitability. Revenues were also affected by the cessation of Year 2000 related projects and competitive pricing pressures in the staffing industry which forced the Company to lower its prices to maintain existing relationships with several valued clients.

This segment is currently in the process of moving from the traditional "bricks and mortar" model of a business to a "virtual office" model in anticipation of movement in technology towards the new Internet era of "E-Cruiting".

The Company anticipates that this new business model will reduce the costs of doing business and at the same time increase productivity of the staff.

GROSS PROFIT
 Three months ended July 31,       2000   % Change      1999
(Dollars in thousands)
                              ------------------------------

Engineering & Evaluation         $4,387       4.4%    $4,202
  % to segment revenue            29.8%                32.9%
Technical Staffing                1,250    (44.2)%     2,239
  % to segment revenue            21.2%                24.8%
                              ---------            ---------
Total                            $5,637    (12.5)%    $6,441
                              =========            =========
 % to total net revenue           27.4%                29.6%

Total gross profit for the three months ended July 31, 2000 decreased by $804,000 or 12.5% when compared to 1999.

Engineering & Evaluation:
------------------------
For the three months ended July 31, 2000, gross profit for the Engineering & Evaluation Group increased by $185,000 or 4.4% when compared to the same period in 1999, as a result of the increased revenues.

Technical  Staffing:
-------------------
For the three months ended July 31, 2000, gross profit decreased by $989,000 or 44.2% in the Technical Staffing Group when compared to the same period in 1999. This was due to the decrease in revenues and increased competitive pricing pressures. Gross profit was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of possible fraud that may have been perpetrated against the Company (see operating income below).

SELLING, GENERAL & ADMINISTRATIVE
 Three months ended July 31,     2000     % Change      1999
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $2,679       (1.4)%    $2,718
  % to segment revenue          18.2%                  21.3%
Technical Staffing              2,247       (0.4)%     2,256
  % to segment revenue          38.2%                  25.0%
                            ---------              ---------
Total S G & A                  $4,926       (1.0)%    $4,974
                            =========              =========
 % to total net revenue         23.9%                  22.8%

Total selling, general and administrative expenses decreased $48,000 for the three months ended July 31, 2000 when compared to the same period in 1999.

Engineering & Evaluation:
------------------------
For the three months ended July 31, 2000, selling, general and administrative expenses decreased by $39,000 when compared to the same period in 1999, as the programs established by the Company in the prior year to hire specialists to expand the base of business into new technology areas are starting to take effect by improving sales while containing costs. This decrease in selling costs was partially offset by an increase in depreciation expense.

Technical Staffing:
------------------
For the three months ended July 31, 2000, selling, general and administrative expenses decreased slightly when compared to the same period in 1999 due to the closure of several non-performing staffing offices and the consolidation of its operations in an effort to streamline this business. This decrease was offset by an increase in bad debt expense as a result of possible fraud that may have been perpetrated against the Company (see operating income below).

 OPERATING INCOME (LOSS)
 Three months ended July 31,     2000     % Change      1999
(Dollars in thousands)
                            --------------------------------

Engineering & Evaluation       $1,708        15.1%    $1,484
  % to segment revenue          11.6%                  11.6%
Technical Staffing              (997)   (5,764.7)%      (17)
  % to segment revenue        (16.9)%                 (0.2)%
                            ---------              ---------
Total operating income           $711      (51.5)%    $1,467
                            =========              =========
 % to total net revenue          3.5%                   6.7%

Operating income for the three months ended July 31, 2000 decreased by $756,000 or 51.5% when compared to 1999.

Engineering & Evaluation
------------------------
Operating income for the three months ended July 31, 2000 increased by $224,000 in the Engineering & Evaluation Group when compared to the same period in 1999, as a result of the increase in gross profit and the decrease in selling and general and administrative expenses discussed above.

Technical  Staffing:
------------------
Operating income for the three months ended July 31, 2000 decreased by $980,000 in the Technical Staffing Group when compared to the same period in 1999, as a result of the decrease in gross profit partially offset by a decrease in selling and general and administrative expenses discussed above. It was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of possible fraud that may have been perpetrated against the Company. The Company is currently in the process of an investigation to determine the facts and circumstances of the persons involved in the possible fraud. The Company has placed its insurance carriers on notice and is vigorously pursuing recovery from them and other responsible parties. The effect on operating loss was approximately $880,000. The Company has provided for the balance of this customer's accounts receivable and does not anticipate any additional bad debt expense related to this customer.

INTEREST EXPENSE

Net interest expense increased by $172,000 in the three months ended July 31, 2000 when compared to the same period in 1999. This increase was principally due to higher average debt balances for the three months ended July 31, 2000, and slightly higher interest rates when compared to the same period last year.

INCOME TAXES

The income tax rate of 32.8% for the three months ended July 31, 2000 is based on the estimated tax provision accrual for fiscal year ending January 31, 2001. The Company recorded a rate in the first quarter considered too high. As a result, the current rate has been adjusted to account for the estimated fiscal year tax rate through the first six months. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.

DISCONTINUED OPERATIONS

The discontinued operations represents the results of operations of the Company's McClellan Air Force base facility in Sacramento, California. During fiscal 1998, the Company took over the operations and employees of the Science and Engineering Test Laboratories at McClellan. This facility allowed the Company to enter a new segment of business which provided chemical, materials and electronic analysis for the government, including failure analysis of fuels and lubricants, electronic components, materials and processes, metal fatigue simulation and corrosion analysis. This was the only facility in the Company that had the necessary equipment and knowledge to perform these types of testing services. During the fourth quarter of fiscal 2000, the Company decided to discontinue this line of business and close its operations in Sacramento as it experienced a significant loss of business due to the government decision to transfer work, planned for that operation, to another Air Force base.

NET INCOME

The decrease in net income for the three months ended July 31, 2000, compared to the same period in 1999, was primarily due to lower revenues and gross profit in Technical Staffing and higher interest expense in the current quarter when compared to the same period last year.

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

BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------

The Company's basic service to industry is to support the development of new products. Much of that effort in basic industries such as automotive, aerospace and defense was not evident in fiscal 2000 except for research and development on new spacecraft such as X-33, DeltaIV and Atlas V. For these programs, the Company anticipates increased workload in cryogenics evaluation.

The information technology market, on the other hand, continues its technological growth cycle due to the use of computers, wireless systems, cell phones, e-mail and faxes. The Company is serving this growing market in four of its locations and anticipates significant growth for the next 18 to 24 months. Competition is more limited in these markets for two reasons. First, when international standards and approval are required, only third party laboratories such as National Technical Systems can perform this service. Second, information technology companies need all their scientists and engineers working on the design and manufacturing of their evolving products, and will make more "make or buy" decisions to use independent, qualified test labs to evaluate and test their products.

Technical Staffing:
-------------------

The Company supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, and multiple levels of system operations personnel. Because of the technology advancements made in the Internet, the number of methods of obtaining staffing are expanding. Presently, with low price connectivity for home use as well as for businesses available through cable modems and "DSL", tele-commuting is a reality for the new "E-Cruiting" segment of the staffing industry. In anticipation of these rapid changes in the industry, the Company is moving from the traditional "bricks and mortar" model of a business to a "virtual office" model with regional "Hubs"providing the necessary administrative support to the virtual offices. The Company believes that this new business model will reduce the costs of doing business and at the same time increase productivity of the staff. However, the shortage of qualified temporary and permanent candidates is still an obstacle to a healthy growth in this highly competitive business.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 2000, cash provided by operations increased by $326,000 when compared to the same period in 1999. This increase was primarily due to the effect of changes in depreciation and amortization, accounts receivable, deferred income and income taxes partially offset by decreases in net income and the effect of changes in inventories, prepaid expenses, accounts payable and accrued expenses.

Net cash used in investing activities in the six-month period ended July 31, 2000 decreased by $179,000 over the same period in 1999, primarily due to the acquisition of two quality-registration and certification services companies during the six-month period ended July 31, 1999 offset by an increase in capital purchases during the same period in 2000.

In the six-month period ended July 31, 2000 net cash used for financing activities decreased by $389,000 over the same period in 1999. Net cash used for financing activities consisted of debt reduction on lines of credit and short term and long term debt of $2,563,000 and cash dividends paid of $168,000, offset by increases in proceeds from lines of credit and term loans of $2,972,000 and proceeds from issuance of common stock of $148,000.

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

In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. In April 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms as the original agreement. The outstanding balance at July 31, 2000 is $3,628,000.

Management is not aware of any significant demands for capital funds that may materially affect the short or long- term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit which had $1,393,000 available at July 31, 2000.

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of shareholders held on June 23, 2000, the shareholders of the Company voted to approve an amendment to the Company's 1994 Employee Incentive Stock Option Plan (the "1994 Plan") to increase the number of shares reserved for issuance under the 1994 Plan from 1,500,000 to 2,000,000. The results of the vote of the shareholders were as follows:

                                         For         Against      Abstain    Broker non-
                                                                                votes
                                   -------------------------------------------------------
Amendment to the Company's 1994
Employee Stock Option Plan            4,342,973      807,556      23,114      2,587,383


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          Exhibit 27 - Financial Data Schedule

          (b) Form 8-K

          During the quarter ended July 31, 2000 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL TECHNICAL SYSTEMS, INC.



Date:       September 13, 2000            By      /s/ Lloyd Blonder
     -----------------------------------    --------------------------
                                            Lloyd Blonder
                                            Senior Vice President
                                            Chief Financial Officer

                                            (Signing on behalf of the
                                             registrant and as principal
                                                   financial officer]

                                 Exhibit Index

Exhibit No.         Description                                    Page No.
--------------------------------------------------------------------------------


27        Financial Data Schedule                                      19