Form 10-Q
period 2000-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2000-12-13
CIK 110536

================================================================================

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the Quarterly Period Ended October 31, 2000

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

The number of shares of common stock, no par value, outstanding as of December 11, 2000 was 8,509,875.








                            Exhibit Index on Page 18

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART I. FINANCIAL INFORMATION                                        Page No.


Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets as of
            October 31, 2000 (unaudited) and January 31, 2000           3

            Unaudited Condensed Consolidated Statements of Income
            For the Nine Months Ended October 31, 2000 and 1999         4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended October 31, 2000 and 1999        5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended October 31, 2000 and 1999         6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                  7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             9


PART II. OTHER INFORMATION & SIGNATURE


Item 6. Exhibits and Reports on Form 8-K                               17









PART  I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                                                 October 31,      January 31,
                                                                                     2000            2000
                                                                                 (unaudited)
                                                                                 ------------    ------------
                            ASSETS
                            ------
CURRENT ASSETS:
   Cash                                                                          $  2,744,000    $  3,133,000
   Accounts receivable, less allowance for doubtful accounts
     of $935,000 at October 31, 2000 and $803,000 at January 31, 2000              20,901,000      20,114,000
   Income taxes receivable                                                             79,000       1,387,000
   Inventories                                                                      3,331,000       1,804,000
   Deferred tax assets                                                                838,000         847,000
   Prepaid expenses                                                                 1,268,000         719,000
                                                                                 ------------    ------------
     Total current assets                                                          29,161,000      28,004,000

Property, plant and equipment, at cost                                             68,104,000      63,347,000
Less: accumulated depreciation                                                     39,336,000      36,310,000
                                                                                 ------------    ------------
    Net property, plant and equipment                                              28,768,000      27,037,000

Property held for sale                                                                544,000         544,000
Intangible assets, net                                                              1,017,000       1,077,000
Other assets                                                                        2,228,000       1,969,000
                                                                                 ------------    ------------
        TOTAL ASSETS                                                             $ 61,718,000    $ 58,631,000
                                                                                 ============    ============
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                              $  4,588,000    $  5,249,000
   Accrued expenses                                                                 4,659,000       2,913,000
   Deferred income                                                                    550,000         309,000
   Income taxes payable                                                                   -           106,000
   Current installments of long-term debt                                           3,356,000       3,195,000
                                                                                 ------------    ------------
     Total current liabilities                                                     13,153,000      11,772,000

Long-term debt, excluding current installments                                     19,055,000      18,639,000
Deferred income taxes, net                                                          3,067,000       3,075,000
Deferred compensation                                                                 803,000         615,000
Minority interest                                                                      82,000          67,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000; issued and outstanding
    8,509,000 as of October 31, 2000 and 8,404,000 as of January 31,2000           11,912,000      11,764,000
   Retained earnings                                                               13,704,000      12,706,000
   Accumulated other comprehensive income                                             (58,000)         (7,000)
                                                                                 ------------    ------------
     Total shareholders' equity                                                    25,558,000      24,463,000
                                                                                 ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 61,718,000    $ 58,631,000
                                                                                 ============    ============
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Nine Months Ended October 31, 2000 and 1999
                                                                                 2000           1999
                                                                              ------------    ------------
Revenues                                                                      $ 63,899,000    $ 64,190,000

Cost of sales                                                                   46,522,000      45,381,000
                                                                              ------------    ------------

     Gross profit                                                               17,377,000      18,809,000

Selling, general and administrative expense                                     13,594,000      14,571,000
                                                                              ------------    ------------

     Operating income                                                            3,783,000       4,238,000

Other income (expense):
   Interest expense, net                                                        (1,487,000)     (1,027,000)
   Other                                                                           (82,000)         40,000
                                                                              ------------    ------------

Total other income (expense)                                                    (1,569,000)       (987,000)
                                                                              ------------    ------------

Income from continuing operations before income taxes and minority interest      2,214,000       3,251,000

Income taxes                                                                       863,000       1,296,000
                                                                              ------------    ------------

Income from continuing operations before minority interest                       1,351,000       1,955,000

Minority interest                                                                  (15,000)         (1,000)
                                                                              ------------    ------------

Income from continuing operations                                                1,336,000       1,954,000

Loss from discontinued operations, net of taxes                                        -           (98,000)
                                                                              ------------    ------------

Net income                                                                    $  1,336,000    $  1,856,000
                                                                              ============    ============
Basic earnings (loss) per common share:
   Continuing operations                                                      $       0.16    $       0.23
   Discontinued operations                                                             -             (0.01)
                                                                              ------------    ------------
Net income                                                                    $       0.16    $       0.22
                                                                              ============    ============

Diluted earnings (loss) per common share:                                     $       0.16    $       0.23
   Continuing operations                                                               -             (0.01)
                                                                              ------------    ------------
   Discontinued operations                                                    $       0.16    $       0.22
                                                                              ============    ============
Net income

Weighted average common shares outstanding                                       8,493,000       8,337,000
Dilutive effect of stock options                                                    58,000         257,000
                                                                              ------------    ------------
Weighted average common shares outstanding, assuming dilution                    8,551,000       8,594,000
                                                                              ============    ============

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended October 31, 2000 and 1999
                                                                                2000            1999
                                                                              ------------    ------------
Revenues                                                                      $ 22,103,000    $ 20,831,000

Cost of sales                                                                   16,363,000      15,123,000
                                                                              ------------    ------------

     Gross profit                                                                5,740,000       5,708,000

Selling, general and administrative expense                                      4,498,000       4,634,000
                                                                              ------------    ------------

     Operating income                                                            1,242,000       1,074,000

Other income (expense):
   Interest expense, net                                                          (500,000)       (376,000)
   Other                                                                           (26,000)         14,000
                                                                              ------------    ------------

Total other income (expense)                                                      (526,000)       (362,000)
                                                                              ------------    ------------

Income from continuing operations before income taxes and minority interest        716,000         712,000

Income taxes                                                                       281,000         273,000
                                                                              ------------    ------------

Income from continuing operations before minority interest                         435,000         439,000

Minority interest                                                                  (11,000)         (1,000)
                                                                              ------------    ------------

Income from continuing operations                                                  424,000         438,000

Loss from discontinued operations, net of taxes                                        -           (15,000)
                                                                              ------------    ------------

Net income                                                                    $    424,000    $    423,000
                                                                              ============    ============

Basic earnings (loss) per common share:
   Continuing operations                                                      $       0.05    $       0.05
   Discontinued operations                                                             -               -
                                                                              ------------    ------------
Net income                                                                    $       0.05    $       0.05
                                                                              ============    ============

Diluted earnings (loss) per common share:                                     $       0.05    $       0.05
   Continuing operations                                                               -               -
                                                                              ------------    ------------
   Discontinued operations                                                    $       0.05    $       0.05
                                                                              ============    ============
Net income

Weighted average common shares outstanding                                       8,509,000       8,352,000
Dilutive effect of stock options                                                    22,000         191,000
                                                                              ------------    ------------
Weighted average common shares outstanding, assuming dilution                    8,531,000       8,543,000
                                                                              ============    ============
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended October 31, 2000 and 1999
                                                                                  2000           1999
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                           $ 1,336,000    $ 1,954,000

Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                   3,086,000      2,432,000
  Provision for losses on receivables                                               132,000         48,000
  Undistributed earnings of affiliate                                                15,000          1,000
  Deferred income taxes                                                               1,000          7,000
  Changes in assets and liabilities:
    Accounts receivable                                                            (919,000)      (900,000)
    Inventories                                                                  (1,527,000)      (840,000)
    Prepaid expenses                                                               (549,000)      (538,000)
    Other assets and Intangibles                                                   (259,000)      (218,000)
    Accounts payable                                                               (661,000)        32,000
    Accrued expenses                                                              1,746,000        961,000
    Deferred income                                                                 241,000            -
    Deferred compensation                                                           188,000         45,000
    Income taxes                                                                  1,202,000        359,000
                                                                                -----------    -----------
 Cash provided by continuing operations                                           4,032,000      3,343,000
    Loss from discontinued operations                                                   -          (98,000)
                                                                                -----------    -----------
 Cash provided by operating activities                                            4,032,000      3,245,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                      (4,757,000)    (5,434,000)
  Investment in new business                                                            -         (375,000)
                                                                                -----------    -----------
Net cash used for investing activities                                           (4,757,000)    (5,809,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                        5,516,000      5,771,000
  Repayments of current and long-term debt                                       (4,939,000)    (2,669,000)
  Cash dividends paid                                                              (338,000)      (584,000)
  Distributions paid                                                                    -         (120,000)
  Proceeds from stock options exercised                                             148,000         69,000
                                                                                -----------    -----------
Net cash provided by financing activities                                           387,000      2,467,000
                                                                                -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                        (51,000)         1,000
                                                                                -----------    -----------

Net decrease in cash                                                               (389,000)       (96,000)
Beginning cash balance                                                            3,133,000      2,599,000
                                                                                -----------    -----------

ENDING CASH BALANCE                                                             $ 2,744,000    $ 2,503,000
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

      The statements presented as of and for the nine month and three month periods ended October 31, 2000 and 1999 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's condensed consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation. During the nine months ended October 31, 2000 and 1999, total comprehensive income was $1,285,000 and $1,868,000, respectively. During the three months ended October 31, 2000 and 1999, total comprehensive income was $404,000 and $420,000, respectively. The reported amount for total comprehensive income differs from net income for the three months and nine months ended October 31, 2000 due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

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

      SFAS No. 138, 137 and 133 -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
      (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities--

      Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138 -- "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, which will be effective February 1, 2001, is not expected to have an impact on the Company's results of operations.

5.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

6.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2000 was $1,554,000 and $580,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 1999 was $1,101,000 and $885,000, respectively.

7.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 61% to NTS, and 39% to National Quality Assurance, Ltd. for the fiscal year ending January 31, 2001.

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

9.    Reporting of discontinued operations

      In as much as discontinued operations (see caption in management discussion and analysis) took place in the fourth quarter of last fiscal year, the results for the three months and nine months ended October 31, 1999 have been restated to exclude discontinued operations.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the matters addressed in this Item 2 contain forward-looking statements that involve risks and uncertainties, including risks associated with uncertainties pertaining to operating new facilities, customer orders, demand for services and products, development of markets for the Company's services and products and other risks identified in the Company's SEC filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL
-------

      NTS is a  diversified  services  company  which  operates in two segments:
"Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

      The Engineering & Evaluation segment performs technical services for a wide range of industries (aerospace, automotive, computer, defense, medical, public utilities, telecommunications, among others) including analysis, engineering and mechanical and electronic testing to ascertain performance and reliability, computer-based structural dynamics and finite element analysis. In addition, this segment performs quality management registration services.

      Special evaluation and certification of products require unique test equipment which are either purchased or designed and built by the Company to simulate environments such as outer space, deep-sea, earthquake, fire, cryogenics, among others. The Company has recently shifted its high-technology defense and aerospace knowledge into commercial markets such as telecommunications, medical electronics and medical computers.

      The Technical Staffing segment is a provider of information technology, managed services and staffing. Utilizing full-time salaried and hourly consultants, the Company offers a wide range of staffing solutions to meet its clients' information technology "IT", information systems ("IS") and software engineering needs.

      The  following   discussion   should  be  read  in  conjunction  with  the
consolidated quarterly financial statements and notes thereto. All information is based upon operating results of NTS for the nine months ended October 31.


RESULTS OF OPERATIONS
---------------------
REVENUES
 Nine months ended October 31,        2000   % Change         1999
(Dollars in thousands)
                               -----------------------------------

Engineering & Evaluation           $44,004      18.5%      $37,138
Technical Staffing                  19,895    (26.5)%       27,052
                               -----------            ------------
   Total revenues                  $63,899     (0.5)%      $64,190
                               ===========            ============

For the nine months ended October 31, 2000, consolidated revenues decreased by $291,000 or 0.5% when compared to the same period in 1999 due to the decrease in revenues at the Technical Staffing segment.

Engineering & Evaluation:
-------------------------
In 2000, the Engineering & Evaluation segment revenues increased by $6,866,000 or 18.5%, primarily due to the continued strength in business generated from the telecommunications, automotive, aerospace and defense markets, the addition of a new testing facility in Texas and the benefit the Company is receiving from the increased investment in equipment at some of its facilities during the past two years.

Technical Staffing
------------------
Revenues in the Technical Staffing segment decreased by $7,157,000 or 26.5% primarily due to the closure of several non-performing staffing offices, the cessation of Year 2000 related projects and competitive pricing pressures in the staffing industry which forced the Company to lower its prices to maintain existing relationships with several valued clients. During this last quarter, the Company has consolidated its staffing business by moving to a "virtual office" model in anticipation of movement in technology towards the new Internet era of "E-Cruiting" with regional "Hubs" providing the necessary administrative support. The Company is starting to benefit from this new business model by reducing the costs of doing business and at the same time increasing productivity of the staff.


GROSS PROFIT
 Nine months ended October 31,     2000   % Change      1999
(Dollars in thousands)        ------------------------------

Engineering & Evaluation        $12,700      10.9%   $11,452
  % to segment revenue            28.9%                30.8%
Technical Staffing                4,677    (36.4)%     7,357
  % to segment revenue            23.5%                27.2%
                              ---------            ---------
Total gross profit              $17,377     (7.6)%   $18,809
                              =========            =========
 % to total  revenue              27.2%                29.3%

Total gross profit for the nine months ended October 31, 2000 decreased by $1,432,000 or 7.6% when compared to the same period in 1999 due to the decrease in gross profit at the Technical Staffing segment.

Engineering & Evaluation:
------------------------
Gross profit for the Engineering & Evaluation Group increased by $1,248,000 or 10.9% for the nine months ended October 31, 2000 when compared to the same period in 1999, as a result of the increased revenues.

Technical Staffing
------------------
Gross profit in 2000 decreased by $2,680,000 or 36.4% in the Technical Staffing group when compared to the same period in 1999. This was due to the decrease in revenues and increased competitive pricing pressures. Gross profit was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of fraud that has been perpetrated against the Company (see operating income below).


SELLING, GENERAL & ADMINISTRATIVE
 Nine months ended October 31,      2000   % Change      1999
(Dollars in thousands)         ------------------------------

Engineering & Evaluation          $7,820       5.3%    $7,424
  % to segment revenue             17.8%                20.0%
Technical Staffing                 5,774    (19.2)%     7,147
  % to segment revenue             29.0%                26.4%
                               ---------            ---------
Total S G & A                    $13,594     (6.7)%   $14,571
                               =========            =========
 % to total revenue                21.3%                22.7%

Total selling, general and administrative expenses decreased $977,000 or 6.7% for the nine months ended October 31, 2000 when compared to the same period in 1999.

Engineering & Evaluation:
------------------------
Selling, general and administrative expenses increased by $396,000 in the Engineering & Evaluation segment primarily due to the programs established by the Company to hire specialists to expand the base of business into new technology areas. Selling, general and administrative expenses decreased 2.2% as a percentage of sales for the nine months ended October 31, 2000 when compared to the same period in 1999.

Technical Staffing:
-------------------
Selling, general and administrative expenses in the Technical Staffing segment decreased by $1,373,000 or 19.2% when compared to the same period in 1999 as a result of the closure of several non-performing staffing offices and the consolidation of its operations in an effort to streamline this business. This decrease was offset by an increase in bad debt expense as a result of fraud that has been perpetrated against the Company (see operating income below).


OPERATING INCOME (LOSS)
 Nine months ended October 31,      2000   % Change        1999
(Dollars in thousands)         --------------------------------

Engineering & Evaluation          $4,880      21.2%      $4,028
  % to segment revenue             11.1%                  10.8%
Technical Staffing               (1,097)   (622.4)%         210
  % to segment revenue            (5.5)%                   0.8%
                               ---------            -----------
Total operating income            $3,783    (10.7)%      $4,238
                               =========            ===========
 % to total revenue                 5.9%                   6.6%


Operating income for the nine months ended October 31, 2000 decreased by $455,000 when compared to the same period in1999.

Engineering & Evaluation:
------------------------
Operating income for the nine months ended October 31, 2000 for the Engineering & Evaluation Group increased by $852,000 when compared to the same period in 1999 primarily as a result of the increase in gross profit.

Technical Staffing:
-------------------
Operating income (loss) for the nine months ended October 31, 2000 decreased by $1,307,000 in the Technical Staffing segment when compared to the same period in 1999 primarily as a result of the decrease in gross profit partially offset by a decrease in selling and general and administrative expenses discussed above. Operating income (loss) was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of fraud that has been perpetrated against the Company. The Company has concluded its preliminary investigation into this matter and is in the process of submitting a claim to its insurance carrier under its employee dishonesty policy. After reviewing the Company's claim, the insurance carrier may request further information before accepting or rejecting the Company's claim. The effect on operating loss was approximately $880,000. The Company provided for the balance of this customer's accounts receivable in the second quarter and does not anticipate any additional bad debt expense related to this customer.


INTEREST EXPENSE

Net interest expense increased $460,000 in the nine months ended October 31, 2000 when compared to the same period in 1999. This increase was principally due to higher average debt balances for the nine months ended October 31, 2000, and slightly higher interest rates, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 39.0% for the nine months ended October 31, 2000 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated tax provision accrual for the fiscal year ending January 31, 2001. The income tax rate for the nine months ended October 31, 1999 was 39.9%. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.


NET INCOME

The decrease in net income for the nine months ended October 31, 2000, compared to the same period in 1999, was primarily due to the decrease in revenues in Technical Staffing and increase in interest expense, partially offset by a decrease in selling, general and administrative expenses.


The following information is based upon results for NTS for the three months ended October 31.


RESULTS OF OPERATIONS
---------------------
REVENUES
 Three months ended October 31,       2000   % Change         1999
(Dollars in thousands)         -----------------------------------

Engineering & Evaluation           $14,790      20.2%      $12,303
Technical Staffing                   7,313    (14.2)%        8,528
                               -----------            ------------
   Total net revenues              $22,103       6.1%      $20,831
                               ===========            ============

For the three months ended October 31, 2000, consolidated revenues increased by $1,272,000 or 6.1% when compared to the same period in 1999 due to the increase in revenues at the Engineering & Evaluation segment.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2000, Engineering & Evaluation revenues increased by $2,487,000 or 20.2% when compared to the same period in 1999, primarily due to the continued strength in business generated from the telecommunications, automotive, aerospace and defense markets, the addition of a new testing facility in Texas and the benefit the Company is receiving from the increased investment in equipment at some of its facilities during the past two years.

Technical Staffing:
-------------------
Revenues in Technical Staffing decreased by $1,215,000 or 14.2% when compared to the same period in 1999, due to the closure of several non-performing staffing offices and the consolidation of its operations to control costs and focus on profitability. This decrease was offset by an increase in revenues from a new major client which started during the three months ended October 31, 2000. Revenues were also affected by the cessation of Year 2000 related projects and competitive pricing pressures in the staffing industry.

During the three months ended October 31, 2000, the Company has consolidated its staffing business by moving to a "virtual office" model in anticipation of movement in technology towards the new Internet era of "E-Cruiting" with regional "Hubs" providing the necessary administrative support. The Company is starting to benefit from this new business model by reducing the costs of doing business and at the same time increasing productivity of the staff.

GROSS PROFIT
 Three months ended October 31,      2000    % Change      1999
(Dollars in thousands)         --------------------------------

Engineering & Evaluation           $4,085       13.8%    $3,591
  % to segment revenue              27.6%                 29.2%
Technical Staffing                  1,655     (21.8)%     2,117
  % to segment revenue              22.6%                 24.8%
                               ----------             ---------
Total                              $5,740        0.6%    $5,708
                               ==========             =========
 % to total net revenue             26.0%                 27.4%

Total gross profit for the three months ended October 31, 2000 increased by $32,000 or 0.6% when compared to 1999.

Engineering & Evaluation:
------------------------
For the three months ended October 31, 2000, gross profit for the Engineering & Evaluation Group increased by $494,000 or 13.8% when compared to the same period in 1999, as a result of the increased revenues.

Technical Staffing:
-------------------
For the three months ended October 31, 2000, gross profit decreased by $462,000 or 21.8% in the Technical Staffing Group when compared to the same period in 1999. This was due to the decrease in revenues and increased competitive pricing pressures.


SELLING, GENERAL & ADMINISTRATIVE
 Three months ended October 31,     2000    % Change       1999
(Dollars in thousands)         --------------------------------

Engineering & Evaluation          $2,877       26.6%     $2,273
  % to segment revenue             19.5%                  18.5%
Technical Staffing                 1,621     (31.3)%      2,361
  % to segment revenue             22.2%                  27.7%
                               ---------             ----------
Total S G & A                     $4,498      (2.9)%     $4,634
                               =========             ==========
 % to total net revenue            20.4%                  22.2%

Total selling, general and administrative expenses decreased $136,000 for the three months ended October 31, 2000 when compared to the same period in 1999.

Engineering & Evaluation:
------------------------
For the three months ended October 31, 2000, selling, general and administrative expenses increased by $604,000 or 26.6% primarily due to the programs established by the Company to hire specialists to expand the base of business into new technology areas. Selling, general and administrative expenses increased by 1.0% as a percentage of sales for the three months ended October 31, 2000 when compared to the same period in 1999.

Technical Staffing:
------------------
For the three months ended October 31, 2000, selling, general and administrative expenses decreased by $740,000 or 31.3% when compared to the same period in 1999 due to the closure of several non-performing staffing offices and the consolidation of its operations into the new business model discussed above.

OPERATING INCOME (LOSS)
 Three months ended October 31,     2000     % Change       1999
(Dollars in thousands)         ---------------------------------

Engineering & Evaluation          $1,208       (8.3)%     $1,318
  % to segment revenue              8.2%                   10.7%
Technical Staffing                    34       113.9%      (244)
  % to segment revenue              0.5%                  (2.9)%
                               ---------              ----------
Total operating income            $1,242        15.6%     $1,074
                               =========              ==========
 % to total net revenue             5.6%                    5.2%


Operating income for the three months ended October 31, 2000 increased by $168,000 or 14.2% when compared to 1999.

Engineering & Evaluation
------------------------
Operating income for the three months ended October 31, 2000 decreased by $110,000 in the Engineering & Evaluation Group when compared to the same period in 1999, primarily due to the increase in selling and general and administrative expenses discussed above.

Technical Staffing:
------------------
Operating income for the three months ended October 31, 2000 increased by $278,000 in the Technical Staffing Group when compared to the same period in 1999, as a result of the decrease in selling and general and administrative expenses discussed above.

INTEREST EXPENSE

Net interest expense increased by $124,000 in the three months ended October 31, 2000 when compared to the same period in 1999. This increase was principally due to higher average debt balances for the three months ended October 31, 2000, and slightly higher interest rates when compared to the same period last year.


INCOME TAXES

The income tax rate of 39.2% for the three months ended October 31, 2000 is based on the estimated tax provision accrual for fiscal year ending January 31, 2001. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation account based upon future net income of the Company.


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

NET INCOME

Net income for the three months ended October 31, 2000 remained approximately the same when compared to the same period in 1999. This was primarily due to the increase in operating income in the current quarter, offset by higher interest expense when compared to the same period last year.


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


BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------

The Company's basic service to industry is to support the development of new products. Much of that new product development in basic industries such as automotive, aerospace and defense was not evident in fiscal 2000 except for research and development on new spacecraft such as X-33, Delta IV and Atlas V. For these programs, the Company anticipates increased workload in cryogenics evaluation. The Company also expects that due to anticipated increases in military spending, increases in research and development spending will benefit the Company.

The information technology market, on the other hand, continues its technological growth cycle due to the use of computers, wireless systems, cell phones, e-mail and faxes. The Company is serving this growing market in four of its locations. Competition is more limited in these markets for two reasons. First, when international standards and approval are required, only third party laboratories such as National Technical Systems can perform this service. Second, information technology companies need all their scientists and engineers working on the design and manufacturing of their evolving products, and will make more "make or buy" decisions to use independent, qualified test labs to evaluate and test their products.

Total bookings in the Engineering & Evaluation Group, which includes telecommunications testing, continued to show steady increases, growing to $44.8 million for the first nine months of this year, up 24 percent from $36.1 million for the first nine months of last year. NTS bookings for its higher margin telecommunications testing business in the first nine months of fiscal 2001 increased to approximately $9 million in the current year, which was significantly higher than the same period last year.

Technical Staffing:
-------------------

The Company supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, and multiple levels of system operations personnel. Because of the technology advancements made in the Internet, the number of methods of obtaining staffing are expanding. Presently, with low price connectivity for home use as well as for businesses available through cable modems and "DSL", tele-commuting is a reality for the new "E-Cruiting" segment of the staffing industry. In anticipation of these rapid changes in the industry, the Company is moving from the traditional "bricks and mortar" model of a business to a "virtual office" model with regional "Hubs" providing the necessary administrative support to the virtual offices. The Company believes that this new business model will reduce the costs of doing business and at the same time increase productivity of the staff. However, the shortage of qualified temporary and permanent candidates is still an obstacle to a healthy growth in this highly competitive business.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended October 31, 2000, cash provided by operations increased by $787,000 when compared to the same period in 1999. This increase was primarily due to the effect of changes in depreciation and amortization, accrued expenses, income taxes, deferred income and deferred compensation, partially offset by decreases in net income and the effect of changes in inventories and accounts payable.

Net cash used in investing activities in the nine-month period ended October 31, 2000 decreased by $1,052,000 over the same period in 1999, primarily due to the decrease in capital purchases during the nine-month period ended October 31, 2000 and the acquisition of two quality-registration and certification services companies during the nine-month period ended October 31, 1999.

In the nine-month period ended October 31, 2000, net cash provided by financing activities decreased by $2,080,000 over the same period in 1999. Net cash provided by financing activities consisted of debt reduction on lines of credit and short term and long term debt of $4,939,000 and cash dividends paid of $338,000, offset by increases in proceeds from lines of credit and term loans of $5,516,000 and proceeds from issuance of common stock of $148,000.

In September 1997, the Company negotiated with Sanwa Bank California, as agent, and Mellon Bank, for a credit agreement which included a $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25%. On October 30, 1998, the credit agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the bank's reference rate. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis. On October 29, 1999, the credit agreement was amended again to extend the term of the revolving line to September 8, 2001 and to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the bank's reference rate. Effective October 31, 2000, the credit agreement was amended again to extend the term of the revolving line to November 1, 2002 and to increase the line amount to $11,000,000.

The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2000 is $3,412,000.

Management  is not aware of any  significant  demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit which had $2,893,000 available at October 31, 2000.




















PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit 10.7 - Fifth Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS effective August 3, 2000.

        Exhibit 10.8 - Sixth Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS effective September 19, 2000.

        Exhibit 10.9 - Seventh Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS effective October 31, 2000.

        Exhibit 27 - Financial Data Schedule


        (b) Form 8-K

        During the quarter ended October 31, 2000 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NATIONAL TECHNICAL SYSTEMS, INC.



Date:    December 13, 2000           By:     /s/ Lloyd Blonder
     -------------------------          ------------------------------------
                                        Lloyd Blonder
                                        Senior Vice President
                                        Chief Financial Officer

                                        (Signing on behalf of the
                                         registrant and as principal
                                         financial officer)










                                 Exhibit Index

Exhibit No.                 Description                                Page No.
--------------------------------------------------------------------------------

10.7      Fifth Amendment to Credit  Agreement  between  Sanwa Bank
          California, Mellon Bank and NTS effective August 3, 2000         19

10.8      Sixth Amendment to Credit  Agreement  between  Sanwa Bank
          California, Mellon Bank and NTS effective September 19, 2000     28

10.9      Seventh Amendment to Credit Agreement  between Sanwa Bank
          California, Mellon Bank and NTS effective October 31, 2000       37

27        Financial Data Schedule                                          45


































                                                                    Exhibit 10.7
                                                                    ------------


                       FIFTH AMENDMENT TO CREDIT AGREEMENT


        THIS FIFTH AMENDMENT TO CREDIT AGREEMENT (the "Fifth Amendment") is made and dated as of the 3rd day of August, 2000, by and among SANWA BANK CALIFORNIA ("Sanwa"), those other banks (each, including Sanwa, a "Lender" and, collectively, the "Lenders"), party with Sanwa to the Agreement defined in Recital A below, SANWA, as agent for the Lenders (in such capacity, the "Agent") and as the L/C Bank (as defined in the Agreement), and NTS TECHNICAL SYSTEMS, a California corporation (the "Borrower").


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


        B. The Borrower has notified the Lenders that ETCR, Inc., a wholly-owned subsidiary of the Borrower ("ETCR"), has received from General Electric Capital BAF Corporation ("GE Capital") (a) a mortgage loan commitment in an amount of $1,400,000 to be secured by a Lien upon the real property owned by ETCR and located at 1536 Valencia Avenue, Fullerton, CA, and (b) a loan commitment to refinance the existing mortgage loan which is secured by a Lien on the real property owned by ETCR and located at 1146 Massachusetts Avenue, Boxborough, MA (both mortgage loans described above shall be referred to herein as the "GE Capital Mortgage").


        C. At the request of the Borrower, the Agent, the L/C Bank and the Lenders have agreed to provide such amendments to the Agreement as more particularly described below.


        NOW, THEREFORE, in consideration of the foregoing Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:


                                    AGREEMENT


        1.   Inducement Representations by the Borrower and Waiver.
             -----------------------------------------------------

             (a) Inducement Representations. In addition to the other representations and warranties contained in this Fifth Amendment and the other terms and provisions hereof, to induce the Agent, the L/C Bank and the Lenders


                                       1
to enter into this Fifth Amendment, the Borrower hereby represents and warrants as of the Effective Date (as such term is defined in Paragraph 3 below) that:

                      (i) All descriptions of the GE Capital Mortgage heretofore delivered to the Lenders by or on behalf of the Borrower and ETCR are complete and accurate in all material respects, do not contain any material misstatement of fact, and do not fail to contain any statement that results in such statements being misleading in any material respect.

                      (ii) No Events of Default or Potential Defaults have occurred under the Agreement (or to the best of the knowledge of the Borrower, after due diligent investigation and supported by its most recent quarterly financials ended on April 30, 2000, if such Events of Default or Potential Defaults result from or relate to any non-compliance of the financial covenants under Section 7 of the Agreement).

        2.   Amendments Regarding Certain Covenants and Exhibits.   To reflect
the agreement of the parties hereto to amend certain covenants set forth in the Agreement, effective as of the Effective Date:

             (a) A new Paragraph 7(a)(7) of the Agreement is hereby added to Paragraph 7(a) of the Agreement to read in its entirety as follows:

                      "(7) Liens in favor of General Electric Capital BAF
             Corporation and Springfield Institution for Savings in an aggregate amount not to exceed $3,028,000 and secured by property of the Borrower or its Subsidiaries in (x) Fullerton, California,
             (y) Boxborough, Massachusetts, and/or (z) Acton, Massachusetts."

             In connection with adding this new Paragraph 7(a)(7), Paragraph 7(a)(5) is hereby amended by deleting the last word "and" thereof, and Paragraph 7(a)(6) is hereby amended by replacing the period thereof with "; and."

             (b) A new Paragraph 7(b)(8) of the Agreement is hereby added to Paragraph 7(b) of the Agreement to read in its entirety as follows:

                      "(8)   Funded Debt incurred by ETCR, Inc. and Acton
             Environmental Testing Corporation in an aggregate amount outstanding not to exceed $3,028,000."

                      In connection with adding this new Paragraph 7(b)(8), Paragraph 7(b)(6) is hereby amended by deleting the last word "and" thereof, and Paragraph 7(b)(7) is hereby amended by replacing the period thereof with "; and."

             (c) Exhibit E to the Agreement is hereby amended and supplemented by adding (without deleting) the Amendment Exhibit 1 attached hereto.

             (d) A new Paragraph 7(l)(iv) of the Agreement is hereby added to Paragraph 7(l) of the Agreement to read in its entirety as follows:


                      "(iv) The Borrower may become and remain liable with respect to Contingent Obligations in an aggregate amount not to exceed $3,028,000 in the nature of guarantees of Indebtedness secured by Liens (otherwise permitted under this Agreement) on property of the Borrower or its Subsidiaries in (x) Fullerton, California, (y) Boxborough, Massachusetts, and/or (z) Acton, Massachusetts."

             In connection with adding this new Paragraph 7(l)(iv), Paragraph 7(l)(ii) is hereby amended by deleting the last word "or" thereof, and Paragraph 7(l)(iii) is hereby amended by replacing the period thereof with "; and."

        2. Reaffirmation of Security Agreements. The Borrower hereby affirms and agrees that (a) the execution and delivery by the Borrower of and the performance of its obligations under this Fifth Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the Obligations of the Borrower or the rights of the Lenders under the Security Documents or any other document or instrument made or given by the Borrower in connection therewith,
(b) the term "Obligations" as used in the Security Agreement includes, without limitation, the Obligations of the Borrower under the Agreement as amended hereby, and (c) the Security Documents remain in full force and effect and constitutes a continuing first priority security interest in and lien upon the Collateral described therein.

        3. Effective Date. This Fifth Amendment shall be effective on the date (the "Effective Date") when all of the following conditions precedent have been satisfied:

             (a) The Borrower shall have delivered or shall have had delivered to the Agent each of the following (with sufficient copies for each of the Lenders):

                      (i)    A duly executed copy of this Fifth Amendment; and

                      (ii) Such credit applications, financial statements, authorizations, environmental reviews of the Property, and such information concerning the Borrower and its Guarantors and their business, operations and condition (financial and otherwise) as any Lender may reasonably request.

             (b) All fees and other amounts payable hereunder prior to such date shall have been paid, and all acts and conditions (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of this Fifth Amendment and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

             (c) The representations and warranties made by or on behalf of the Borrower and each Guarantor in or pursuant to the Loan Documents (and by executing and delivering this Fifth Amendment, the Borrower represents that all such representations and warranties) shall be accurate and complete in all


                                       3
material respects as if made on and as of such date (or as of April 30, 2000 if such representations and warranties relate to the financial results or condition of the Borrower).

             (d) There shall not have occurred an Event of Default or Potential Default not otherwise cured or waived (or to the best of the knowledge of the Borrower, after due diligent investigation and supported by its most recent quarterly financials ended on April 30, 2000, if such Events of Default or Potential Defaults result from or relate to any non-compliance of the financial covenants under Section 7 of the Agreement).

        If this Fifth Amendment shall not have become effective on or before August __, 2000, then this Fifth Amendment shall, at the election of the Lenders as evidenced by written notice to such effect given by the Lenders to the Borrower, terminate and be of no further force or effect.

        4. Representations and Warranties. As an inducement to the Agent, the L/C Bank and each Lender to enter into this Fifth Amendment, the Borrower represents and warrants to the Agent, the L/C Bank and each Lender that:

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

             (b) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform this Fifth Amendment and the Agreement as amended hereby to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of this Fifth Amendment and the Agreement as amended hereby. This Fifth Amendment and the Agreement as amended hereby have been duly executed and delivered on behalf of the Borrower and each Guarantor party thereto and constitute such Person's legal, valid and binding obligations enforceable against it in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

             (c) No Legal Bar. The execution, delivery and performance of this Fifth Amendment and the Agreement as amended hereby, the borrowings hereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligations of the Borrower or any Guarantor or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor except as contemplated thereby.


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

             (e) Consents, etc. No consent, approval, authorization of, or registration, declaration or filing with any Governmental Authority is required on the part of the Borrower or any Guarantor in connection with the execution and delivery of this Fifth Amendment and the Agreement as amended hereby or the performance of or compliance with the terms, provisions and conditions hereof or thereof.

             (f) No Default. No Potential Default or Event of Default has occurred under the Agreement which has not otherwise been cured or waived (or to the best of the knowledge of the Borrower, after due diligent investigation and supported by its most recent quarterly financials ended on April 30, 2000, if such Events of Default or Potential Defaults result from or relate to any non-compliance of the financial covenants under Section 7 of the Agreement).

             (g) Full Disclosure. None of the representations or warranties made by the Borrower or any Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower or any Guarantor in connection with the Loan Documents contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

        5.   Miscellaneous Provisions.
             ------------------------

             (a) Expenses. In accordance with Paragraph 6(g) of the Agreement, the Borrower agrees to pay all reasonable out-of-pocket expenses of the Agent incident to the preparation and negotiation of this Fifth Amendment.

             (b) Entire Agreement. This Fifth Amendment embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof and thereof.

             (c) Governing Law. This Fifth Amendment shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

             (d) Counterparts. This Fifth Amendment may be executed in any number of counterparts, all of which together shall constitute one agreement.


               IN WITNESS WHEREOF, the parties hereto have caused this Fifth Amendment to be executed as of the day and year first above written.



                            NTS TECHNICAL SYSTEMS, a California corporation



                            By:        /s/ Lloyd Blonder
                               --------------------------------------
                            Name:  Lloyd Blonder
                            Title: Chief Financial Officer


                            SANWA BANK CALIFORNIA, as Agent and the L/C
                            Bank



                            By:         /s/ Robert Ligon
                               --------------------------------------
                            Name:  Robert Ligon
                            Title: Vice President


                            SANWA BANK CALIFORNIA, as a Lender



                            By:         /s/ Robert Ligon
                               --------------------------------------
                            Name:  Robert Ligon
                            Title: Vice President


                            MELLON BANK, N.A., as a Lender



                            By:        /s/ Garry Handelman
                               --------------------------------------
                            Name:  Garry Handelman
                            Title: Vice President











                           REAFFIRMATION OF GUARANTIES

Each of the undersigned Subsidiaries and Guarantors agrees to the terms of this Fifth Amendment and hereby ratifies and reaffirms its Guaranty of the Obligations of the Borrower and its grant of a security interest in certain property to secure such Guaranty in favor of the Agent, on behalf of itself, the Lender, and the L/C Bank and agrees that, notwithstanding this Fifth Amendment and any other amendment or supplement to the Agreement entered into prior to this Fifth Amendment, its Guaranty shall remain in full force and effect with respect to the Agreement as amended hereby.

                                 NATIONAL TECHNICAL SYSTEMS, INC.


                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Chief Financial Officer


                                 ETCR, INC.

                                 By:        /s/ Lloyd Blonder
                                   --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President

                                 APPROVED ENGINEERING TEST
                                 LABORATORIES, INC.

                                 By:        /s/ Lloyd Blonder
                                   --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 ACTON ENVIRONMENTAL TESTING
                                 CORPORATION

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President














                                 NATIONAL TECHNICAL SYSTEMS
                                 - CERTIFICATION SERVICES, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 WISE AND ASSOCIATES, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 NTS TECHNICAL SERVICES, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 XX CAL, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President























                                                                       AMENDMENT
                                                                       EXHIBIT 1
                                                                       ---------



                                PERMITTED LIENS"
                                ----------------
                               TO CREDIT AGREEMENT
                               -------------------




Lien upon the real property owned by ETCR and located at 1536 Valencia Avenue the real property owned by ETCR and located at 1146 Massachusetts Avenue, Boxborough, MA in the amount of $736,000 An existing mortgage loan which is secured by a Lien on the real property owned by Acton Acton Environmental Testing Corporation in an amount of $892,000. For an aggregate amount outstanding not to exceed $3,028,000.



































                                                                    Exhibit 10.8
                                                                    ------------

                       SIXTH AMENDMENT TO CREDIT AGREEMENT


        THIS SIXTH AMENDMENT TO CREDIT AGREEMENT (the "Sixth Amendment") is made and dated as of September 19, 2000, by and among SANWA BANK CALIFORNIA ("Sanwa"), those other banks (each, including Sanwa, a "Lender" and, collectively, the "Lenders"), party with Sanwa to the Agreement defined in Recital A below, SANWA, as agent for the Lenders (in such capacity, the "Agent") and as the L/C Bank (as defined in the Agreement), and NTS TECHNICAL SYSTEMS, a California corporation (the "Borrower").


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


        B. The Borrower has requested the Lenders to consent to the proposed sale of its wholly-owned subsidiary, National Technical Systems - Certification Services, Inc., a Delaware corporation ("NTSCS"), to National Quality Assurance USA ("NQA-US"), which is equally owned by both the Borrower and National Quality Assurance U.K., for a total sale price of $1,150,000 (the "NTSCS Sale"), and to further amend the Agreement accordingly.


        C. In connection with the NTSCS Sale, the Borrower has also requested the Lenders to release NTSCS from its obligations under the Guaranty of the Obligations and to terminate the security interest granted by NTSCS to the Agent for the benefit of the Lenders pursuant to the Security Agreement.


        D. The Agent, the L/C Bank and the Lenders have agreed to such requests of the Borrower on the terms and conditions contained in this Sixth Amendment.


        NOW, THEREFORE, in consideration of the foregoing Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:


                                    AGREEMENT


        1.   Inducement Representations by the Borrower and Waiver.
             -----------------------------------------------------

               (a) Inducement Representations. In addition to the other representations and warranties contained in this Sixth Amendment and the other terms and provisions hereof, to induce the Agent, the L/C Bank and the Lenders

                                       1
to enter into this Sixth Amendment, the Borrower hereby represents and warrants as of the Effective Date (as such term is defined in Paragraph 5 below) that:

                      (i) All descriptions of the NTSCS Sale heretofore delivered to the Agent, the L/C Bank or any of the Lenders by or on behalf of the Borrower or NTSCS are complete and accurate in all material respects, do not contain any material misstatement of fact, and do not fail to contain any statement that results in such statements being misleading in any material respect.

                      (ii) No Events of Default or Potential Defaults have occurred under the Agreement.

        2.   Consent to NTSCS Sale; Amendments.   To reflect the agreement of
the parties hereto regarding the NTSCS Sale by the Borrower and to modify certain provisions of the Agreement affected by such sale, effective as of the Effective Date:

             (a) The Agent, the L/C Bank, and the Lenders hereby consent to the NTSCS Sale under Paragraph 7(g) of the Agreement (regarding the disposition of assets).

             (b) Exhibit I (List of Subsidiaries) to the Agreement is hereby amended to delete NTSCS as a Subsidiary of the Borrower.

        3. Release of Guaranty and Termination of Security Agreement. The Agent, L/C Bank, and Lenders hereby release NTSCS from its obligations under the Guaranty, agree that NTSCS shall no longer be a Guarantor for purposes of the Agreement, and release their security interest under the Security Agreement.

        4. Reaffirmation of Security Agreements. The Borrower hereby affirms and agrees that, except as otherwise provided herein, (a) the execution and delivery by the Borrower of and the performance of its obligations under this Sixth Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the Obligations of the Borrower or the rights of the Lenders under the Security Documents or any other document or instrument made or given by the Borrower in connection therewith, (b) the term "Obligations" as used in the Security Agreement includes, without limitation, the Obligations of the Borrower under the Agreement as amended hereby, and (c) the Security Documents remain in full force and effect and constitute a continuing first priority security interest in and lien upon the Collateral described therein.

        5. Effective Date. This Sixth Amendment shall be effective on the date (the "Effective Date") when all of the following conditions precedent have been satisfied:

             (a) The Borrower shall have delivered or shall have had delivered to the Agent each of the following (with sufficient copies for each of the Lenders):


                      (i)    A duly executed copy of this Sixth Amendment; and

                      (ii) Such credit applications, financial statements, authorizations and such information concerning the Borrower and its Guarantors and their business, operations and condition (financial and otherwise) as any Lender may reasonably request.

             (b) All fees and other amounts payable hereunder prior to such date shall have been paid, and all acts and conditions (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of this Sixth Amendment and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

             (c) The representations and warranties made by or on behalf of the Borrower and each Guarantor in or pursuant to the Loan Documents (and by executing and delivering this Sixth Amendment, the Borrower represents that all such representations and warranties) shall be accurate and complete in all material respects as if made on and as of such date (or as of August 31, 2000 if such representations and warranties relate to the financial results or condition of the Borrower).

             (d) There shall not have occurred an Event of Default or Potential Default not otherwise cured or waived.

        If this Sixth Amendment shall not have become effective on or before September 30, 2000, then this Sixth Amendment shall, at the election of the Lenders as evidenced by written notice to such effect given by the Lenders to the Borrower, terminate and be of no further force or effect.

        6. Representations and Warranties. As an inducement to the Agent, the L/C Bank and each Lender to enter into this Sixth Amendment, the Borrower represents and warrants to the Agent, the L/C Bank and each Lender that:

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

             (b) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform this Sixth Amendment and the Agreement as

                                       3
amended hereby to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of this Sixth Amendment and the Agreement as amended hereby. This Sixth Amendment and the Agreement as amended hereby have been duly executed and delivered on behalf of the Borrower and each Guarantor party thereto and constitute such Person's legal, valid and binding obligations enforceable against it in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

             (c) No Legal Bar. The execution, delivery and performance of this Sixth Amendment and the Agreement as amended hereby, the borrowings hereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligations of the Borrower or any Guarantor or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor except as contemplated thereby.

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

             (e) Consents, etc. No consent, approval, authorization of, or registration, declaration or filing with any Governmental Authority is required on the part of the Borrower or any Guarantor in connection with the execution and delivery of this Sixth Amendment and the Agreement as amended hereby or the performance of or compliance with the terms, provisions and conditions hereof or thereof.

             (f) No Default. No Potential Default or Event of Default has occurred under the Agreement which has not otherwise been cured or waived.

             (g) Full Disclosure. None of the representations or warranties made by the Borrower or any Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower or any Guarantor in connection with the Loan Documents contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

        7.   Miscellaneous Provisions.
             ------------------------

             (a) Expenses. In accordance with Paragraph 6(g) of the Agreement, the Borrower agrees to pay all reasonable out-of-pocket expenses of the Agent incident to the preparation and negotiation of this Sixth Amendment.

             (b) Entire Agreement. This Sixth Amendment embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof and thereof.

             (c) Governing Law. This Sixth Amendment shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

             (d) Counterparts. This Sixth Amendment may be executed in any number of counterparts, all of which together shall constitute one agreement.











































               IN WITNESS WHEREOF, the parties hereto have caused this Sixth Amendment to be executed as of the day and year first above written.


                            NTS TECHNICAL SYSTEMS, a California corporation



                            By:        /s/ Lloyd Blonder
                               --------------------------------------
                            Name:  Lloyd Blonder
                            Title: Chief Financial Officer


                            SANWA BANK CALIFORNIA, as Agent and the L/C
                            Bank



                            By:         /s/ Robert Ligon
                               --------------------------------------
                            Name:  Robert Ligon
                            Title: Vice President


                            SANWA BANK CALIFORNIA, as a Lender



                            By:         /s/ Robert Ligon
                               --------------------------------------
                            Name:  Robert Ligon
                            Title: Vice President


                            MELLON BANK, N.A., as a Lender



                            By:        /s/ Garry Handelman
                               --------------------------------------
                            Name:  Garry Handelman
                            Title: Vice President











                           REAFFIRMATION OF GUARANTIES

Each of the undersigned Guarantors agrees to the terms of this Sixth Amendment and hereby ratifies and reaffirms its Guaranty of the Obligations of the Borrower and its grant of a security interest in certain property to secure such Guaranty in favor of the Agent, on behalf of itself, the Lender, and the L/C Bank and agrees that, notwithstanding this Sixth Amendment and any other amendment or supplement to the Agreement entered into prior to this Sixth Amendment, its Guaranty shall remain in full force and effect with respect to the Agreement as amended hereby. Without limiting the generality of the foregoing, by their respective signatures below, the undersigned Guarantors agree that the Guaranty and Security Agreement executed by NTSCS and to which the undersigned are or may be parties shall be and hereby is deemed to be amended to delete all references to NTSCS.

                                 NATIONAL TECHNICAL SYSTEMS, INC.


                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Chief Financial Officer


                                 ETCR, INC.

                                 By:        /s/ Lloyd Blonder
                                   --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President

                                 APPROVED ENGINEERING TEST
                                 LABORATORIES, INC.

                                 By:        /s/ Lloyd Blonder
                                   --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 ACTON ENVIRONMENTAL TESTING
                                 CORPORATION

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President














                                 WISE AND ASSOCIATES, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 NTS TECHNICAL SERVICES, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 XX CAL, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President






























The undersigned hereby acknowledges, consents and agrees to the foregoing.

                                    NATIONAL TECHNICAL SYSTEMS-CERTIFICATION
                                    SERVICES, INC.


                                    By:________________________________
                                    Name:______________________________
                                    Title:_____________________________














































                                                                    Exhibit 10.9
                                                                    ------------







                      SEVENTH AMENDMENT TO CREDIT AGREEMENT


        THIS SEVENTH AMENDMENT TO CREDIT AGREEMENT (the "Seventh Amendment") is made and dated as of December 9, 2000, by and among SANWA BANK CALIFORNIA ("Sanwa"), those other banks (each, including Sanwa, a "Lender" and, collectively, the "Lenders"), party with Sanwa to the Agreement defined in Recital A below, SANWA, as agent for the Lenders (in such capacity, the "Agent") and as the L/C Bank (as defined in the Agreement), and NTS TECHNICAL SYSTEMS, a California corporation (the "Borrower").


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


        B. The Borrower has asked the Agent, the L/C Bank and the Lenders to increase its Revolving Credit Limit, extend the Revolving Loan Maturity Date until November 1, 2002, relax the minimum Debt Coverage Ratio requirement for the fiscal quarter ending October 31, 2000, and increase the maximum capital expenditures that may be made by the Borrower during fiscal year 2001 and 2002.


        C. The Agent, the L/C Bank and the Lenders have agreed to such requests of the Borrower on the terms and conditions contained in this Seventh Amendment.


        NOW, THEREFORE, in consideration of the foregoing Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:














                                    AGREEMENT


        1. Increase in Revolving Credit Limit. To reflect the agreement of the parties hereto to increase the Revolving Credit Limit, the definition thereof in Paragraph 1 of the Agreement is amended to read as follows:

        "'Revolving Credit Limit' shall mean $11,000,000, as such amount may be increased or decreased by written agreement of the Agent, the Borrower and one hundred percent (100%) of the Lenders."

        2. Extension of Revolving Loan Maturity Date. To reflect the agreement of the parties to extend the Revolving Loan Maturity Date from September 8, 2001, the definition thereof in Paragraph 1 of the Agreement is amended to read as follows:

        "'Revolving Loan Maturity Date' shall mean the earliest of (i) November 1, 2002, as such date may be extended from time to time in writing by the Borrower and one hundred percent (100%) of the Lenders, in their sole discretion, (ii) the date the Lenders terminate their obligation to make further Loans hereunder pursuant to Paragraph 8 below, or (iii) the date the Revolving Credit Limit is reduced to $0.00."

        3. Relaxation of Debt Coverage Ratio. To reflect the agreement of the parties to relax the minimum Debt Coverage Ratio requirement from 1.30 to 1.00 for the fiscal quarter ending October 31, 2000, Paragraph 7(j)(5) of the Agreement is amended to read as follows:

        "(5) as at the fiscal quarter ending October 31, 2000, permit the Debt Coverage Ratio for the preceding four fiscal quarters to be less than
        1.25 to 1.00 or, as at the end of any other fiscal quarter, permit the Debt Coverage Ratio for the preceding four fiscal quarters to be less than 1.30 to 1.00."

        4. Capital Expenditures. To reflect the agreement of the parties to increase the limitations on capital expenditures that the Borrower may make, Paragraph 7(j)(3) of the Agreement is amended to read as follows:

        "(3) make capital expenditures in an aggregate amount in excess of (i) $6,500,000 in the Borrower's fiscal year ending January 31, 2001, (ii) $4,500,000 in the Borrower's fiscal year ending January 31, 2002, or
        (iii) $2,500,000 thereafter."

        5. Permitted Acquisitions. To reflect the agreement of the parties to reduce additional acquisitions that the Borrower may make, Paragraph 7(d)(5) of the Agreement is amended to read as follows:

        "(5) Acquisitions by the Borrower and the Guarantors in an aggregate amount not to exceed $500,000 in any fiscal year; and"

        6. Reaffirmation of Security Agreements. The Borrower hereby affirms and agrees that, except as otherwise provided herein, (a) the execution and


                                       2
delivery by the Borrower of and the performance of its obligations under this Seventh Amendment shall not in any way amend, impair, invalidate or otherwise affect any of the Obligations of the Borrower or the rights of the Lenders under the Security Documents or any other document or instrument made or given by the Borrower in connection therewith, (b) the term "Obligations" as used in the Security Agreement includes, without limitation, the Obligations of the Borrower under the Agreement as amended hereby, and (c) the Security Documents remain in full force and effect and constitute a continuing first priority security interest in and lien upon the Collateral described therein.

        7. Effective Date. This Seventh Amendment shall be effective as of October 31, 2000 (the "Effective Date") if all of the following conditions precedent have been satisfied on or prior to December 15, 2001:

             (a) The Borrower shall have delivered or shall have had delivered to the Agent each of the following (with sufficient copies for each of the Lenders):

                      (i)    A duly executed copy of this Seventh Amendment; and

                      (ii) Such credit applications, financial statements, authorizations and such information concerning the Borrower and its Guarantors and their business, operations and condition (financial and otherwise) as any Lender may reasonably request.

             (b) The Borrower shall have paid to the Agent for the account of the Lenders an amendment fee of $13,750.00, and all fees and other amounts payable hereunder prior to such date shall have been paid, and all acts and conditions (including, without limitation, the obtaining of any necessary regulatory approvals and the making of any required filings, recordings or registrations) required to be done and performed and to have happened precedent to the execution, delivery and performance of this Seventh Amendment and to constitute the same legal, valid and binding obligations, enforceable in accordance with their respective terms, shall have been done and performed and shall have happened in due and strict compliance with all applicable laws.

             (c) The representations and warranties made by or on behalf of the Borrower and each Guarantor in or pursuant to the Loan Documents (and by executing and delivering this Seventh Amendment, the Borrower represents that all such representations and warranties) shall be accurate and complete in all material respects as if made on and as of such date (or as of October 31, 2000 if such representations and warranties relate to the financial results or condition of the Borrower).

             (d) There shall not have occurred an Event of Default or Potential Default not otherwise cured or waived.

        8. Representations and Warranties. As an inducement to the Agent, the L/C Bank and each Lender to enter into this Seventh Amendment, the Borrower represents and warrants to the Agent, the L/C Bank and each Lender that:


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

             (b) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform this Seventh Amendment and the Agreement as amended hereby to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of this Seventh Amendment and the Agreement as amended hereby. This Seventh Amendment and the Agreement as amended hereby have been duly executed and delivered on behalf of the Borrower and each Guarantor party thereto and constitute such Person's legal, valid and binding obligations enforceable against it in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

             (c) No Legal Bar. The execution, delivery and performance of this Seventh Amendment and the Agreement as amended hereby, the borrowings hereunder and the use of the proceeds thereof, will not violate any Requirement of Law or any Contractual Obligations of the Borrower or any Guarantor or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor except as contemplated thereby.

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

             (e) Consents, etc. No consent, approval, authorization of, or registration, declaration or filing with any Governmental Authority is required on the part of the Borrower or any Guarantor in connection with the execution and delivery of this Seventh Amendment and the Agreement as amended hereby or the performance of or compliance with the terms, provisions and conditions hereof or thereof.

             (f) No Default. No Potential Default or Event of Default has occurred under the Agreement which has not otherwise been cured or waived.


             (g) Full Disclosure. None of the representations or warranties made by the Borrower or any Guarantor in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower or any Guarantor in connection with the Loan Documents contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

        9.   Miscellaneous Provisions.
             ------------------------

             (a) Expenses. In accordance with Paragraph 6(g) of the Agreement, the Borrower agrees to pay all reasonable out-of-pocket expenses of the Agent incident to the preparation and negotiation of this Seventh Amendment.

             (b) Entire Agreement. This Seventh Amendment embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof and thereof.

             (c) Governing Law. This Seventh Amendment shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

             (d) Counterparts. This Seventh Amendment may be executed in any number of counterparts, all of which together shall constitute one agreement.



























               IN WITNESS WHEREOF, the parties hereto have caused this Seventh Amendment to be executed as of the day and year first above written.



                            NTS TECHNICAL SYSTEMS, a California corporation



                            By:        /s/ Lloyd Blonder
                               --------------------------------------
                            Name:  Lloyd Blonder
                            Title: Chief Financial Officer


                            SANWA BANK CALIFORNIA, as Agent and the L/C
                            Bank



                            By:         /s/ Robert Ligon
                               --------------------------------------
                            Name:  Robert Ligon
                            Title: Vice President


                            SANWA BANK CALIFORNIA, as a Lender



                            By:         /s/ Robert Ligon
                               --------------------------------------
                            Name:  Robert Ligon
                            Title: Vice President


                            MELLON BANK, N.A., as a Lender



                            By:        /s/ Garry Handelman
                               --------------------------------------
                            Name:  Garry Handelman
                            Title: Vice President











                           REAFFIRMATION OF GUARANTIES

Each of the undersigned Guarantors agrees to the terms of this Seventh Amendment and hereby ratifies and reaffirms its Guaranty of the Obligations of the Borrower and its grant of a security interest in certain property to secure such Guaranty in favor of the Agent, on behalf of itself, the Lender, and the L/C Bank and agrees that, notwithstanding this Seventh Amendment and any other amendment or supplement to the Agreement entered into prior to this Seventh Amendment, its Guaranty shall remain in full force and effect with respect to the Agreement as amended hereby.

                                 NATIONAL TECHNICAL SYSTEMS, INC.


                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Chief Financial Officer


                                 ETCR, INC.

                                 By:        /s/ Lloyd Blonder
                                   --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President

                                 APPROVED ENGINEERING TEST
                                 LABORATORIES, INC.

                                 By:        /s/ Lloyd Blonder
                                   --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 ACTON ENVIRONMENTAL TESTING
                                 CORPORATION

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President














                                 WISE AND ASSOCIATES, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 NTS TECHNICAL SERVICES, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President


                                 XX CAL, INC.

                                 By:         /s/ Lloyd Blonder
                                    --------------------------------------------
                                 Name:  Lloyd Blonder
                                 Title: Vice President























                                       8
                                                                  Page 44 of 45