Form 10-K405
period 2001-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2001-04-30
CIK 110536

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

               FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

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
     Common Stock--No Par Value                     Nasdaq-NMS

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 8, 2001 was approximately $12,280,000

    The number of shares of Registrant's Common Stock outstanding on April 18, 2001 was 8,511,625.

    Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on June 27, 2001, are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        NATIONAL TECHNICAL SYSTEMS, INC.

                           ANNUAL REPORT (FORM 10-K)

                        FOR YEAR ENDED JANUARY 31, 2001

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

1.  BUSINESS

    A.  GENERAL

    NTS is a diversified services company that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, electronics, nuclear, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, NTS helps its customers reduce their time to market and enhance their overall competitiveness.

    NTS operates in two segments: "Engineering and Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Company's corporate headquarters maintains overall supervision, coordination and financial control.

    The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, CA 91302 (telephone:818-591-0776).

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

    Unless indicated otherwise, the term "Company" or "NTS" includes
NTS, Inc.--CA and its wholly owned subsidiaries, NTS California, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, XXCAL, Inc., a California corporation, XXCAL Limited, a United Kingdom corporation, National Quality Assurance--USA, Inc. (NQA), a 50% owned Massachusetts corporation and NTS--CS, a Delaware corporation, which was sold to NQA, Inc. on October 31, 2000 (See Note 2 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). On December 31, 2000, the Company merged National Technical Services Inc. (formerly S&W Technical Services) a Florida corporation into

Wise and Associates, Inc. a Texas corporation, which was merged into XXCAL, Inc. a California corporation.

    The Company's primary businesses comprise of conformity assessment activities. These services are provided domestically to a wide range of industries (telecommunications, medical, computer, automotive, aerospace, defense and nuclear, among others).

    The Company, also performs information technology ("IT") managed services which includes technical staffing on a temporary or permanent basis, project management and consulting. In addition, the Company provides management registration services to national and internationally accepted standards.

    During fiscal 1998, in response to the intention of the U.S. Air Force to privatize McClellan Air Force base located in Sacramento, California, the Company took over the operations and employees of the Science and Engineering Test Laboratories at McClellan. During fiscal 2000, the Company experienced a significant loss of business at its McClellan Air Force base facility due to the government decision to transfer work, planned for that operation, to another Air Force base. The Company, facing losses in attempting to maintain the operation, decided to close its operations in Sacramento. (See Note 2 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). All information presented herein has been restated to exclude the effects of the Sacramento operation.

    In fiscal 2000, the Company acquired Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories. The operation performs NEBS 1089 compliance testing for the telecommunications industry. Also in fiscal 2000, through its NTS-CS subsidiary, the Company acquired the quality management registration business of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh, Pennsylvania based registration business. In fiscal 2001, the Company sold its NTS-CS subsidiary to NQA, Inc (See Note 2 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). NTS also shut down the Rye Canyon operation in fiscal 2001 as a result of a change in direction by the owner of the use of the property.

    C.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    See Note 11 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii).

    D.  DESCRIPTION OF BUSINESS

        (i) ENGINEERING & EVALUATION ("E&E GROUP")

    The E&E Group of NTS is one of the largest independent conformity assessment and management system registration organizations in the U. S., with facilities throughout the country, as well as England and Japan, and provides highly trained technical personnel for product certification, product safety testing, product evaluation to allow clients to sell their products in world markets. In addition, the E&E Group performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in the European Union, Taiwan, Japan, Singapore, Australia, United States and Canada.

    The E&E Group serves a large variety of high technology industries, including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. In these industries, the ability to provide the certification activities and provide test data that is accepted in world markets, is critical. The physical test activity related to the certification process entails specialized abilities and equipment including a full spectrum of EMI chambers and acquisition systems, a full spectrum of environmental simulation equipment, seismic simulators, environmental chambers, fire chambers and mixed gas flow chambers.

    The E&E Group services also include the development of effective product screening procedures, design and fabrication of test fixtures plus failure analysis and design modification support. The E&E

Group is also one of the leading independent providers of fluid component and systems testing. The E&E Group designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. The E&E Group is capable of performing structural testing and analysis, and, in particular, structural loading of large articles such as complete airframes. The E&E Group also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid components. The E&E Group offers clients a way to minimize their personnel, testing time and costs by utilizing The E&E Group's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. The E&E Group provides a "one stop" resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

    The E&E Group is engaged in supplying services to U.S. government defense programs. These contracts are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiations, and intense competition for the available defense business.

    The rapid expansion of the telecommunications industry's need for product assessment and certification has led the E&E Group to become actively involved in the certification and evaluation of a broad array of telecommunications equipment and systems for major manufacturers of such equipment. The E&E Group's services are performed in accordance with the Network Equipment Building Systems specifications (NEBS), as required by the telecommunications industry. This past year, the E&E Group invested in developing complete one stop physical test capability in Massachusetts, California and Texas. In fiscal year 2002, to augment the physical testing capability, the Company will be investing in the development and enhancement of its functional test capability in California.

    The E&E Group also provides international registration of companies requiring quality and environmental management system registration. With the ever increasing globalization of industry and trade, the international community has developed, and continually updates, management system standards to insure that products manufactured conform to acceptable standards when sold anywhere in the world. These standards, developed by the International Standards Organization (ISO), and applicable to different industries, such as aerospace, automotive and environmental, are used to provide compliance by manufacturers certified by third party registrants. Third party registrants are accredited by industry regulated accreditation bodies. The E&E Group is certified to provide third party registrations to a variety of industries. To accomplish certification, The E&E Group audits a company's quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the client's quality system is verified to conform to the requirements of the applicable ISO standard, NQA, USA issues a certificate describing the scope of the client's quality system which has been certified. The client is then entitled to display the Registrar's mark on advertising and stationery as evidence that it has achieved ISO registration. Thereafter, the E&E Group performs periodic follow-up surveillance assessments to assure that the client remains in compliance.

    The E&E Group provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The group markets these services through a sales force located throughout the United States, England and Japan and performs these services at its facilities or at the client's facility.

    The E&E Group provides its Engineering and Evaluation services through 15 independent testing facilities in North America, England and Japan, NTS laboratories in Acton and Boxborough, MA, Los Angeles, Fullerton, Culver City and Saugus, CA, Camden, AR, Detroit, MI, Fredericksburg, VA, Largo, FL, Tinton Falls, NJ, Plano, TX, Tempe, AZ, Letchworth, United Kingdom and Yokohama, Japan.

INDUSTRY OVERVIEW

    Manufacturers are increasingly fulfilling more of their evaluation testing on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers are using third party certifiers to position their products to sell in world markets. NTS is currently geographically located to serve clients at locations close to their plants and NTS facilities are capable of providing the complete conformity assessment activity necessary to reduce product handling costs.

BUSINESS STRATEGY

    To meet its clients' needs, the E&E Group is committed to maintaining its position at the cutting-edge of technology by continuously upgrading its facilities, equipment and personnel in line with market requirements. In addition, the E&E Group's continuous movement into new technological areas will require it to invest in equipment needed to adequately service clients' needs. Through close consultation with NTS's existing and prospective clients to ascertain their needs for the future, the E&E Group is able to better determine its needs. At the same time, the E&E Group continues to maintain its excellent relations with its staff of experienced engineers and technicians by offering attractive benefit programs and opportunities for advancement and professional learning. NTS is also using technology as a platform for its clients to access the Company in a timely and effective manner. The NTS website now allows clients to request pricing electronically as well as providing continuous feedback on their experience with NTS.

GROWTH STRATEGY

    NTS has developed a new growth strategy. It is called "Navigate a Short Course to Global Markets". NTS's present clientele sell their products worldwide. Each of their customers, based upon their worldwide markets, have different requirements for product safety and product performance. NTS's customers need to know the appropriate certification procedures they must apply to their products to make them acceptable. NTS, as a test, certification, auditing company, is in excellent position to help technology companies perform their functions. NTS's personnel work with customers in evaluating their products, thereby developing strong relationships with their customers.

    The E&E Group's growth strategy is to expand internally this year. This strategy is mainly geared toward the computer, telecommunication and electronic markets. NTS has also expanded its registration strategic business unit into the area of management system training and development, and laboratory accreditation to ISO/IEC Guide 25 and 17025. The training services are offered as public or private courses, depending on the customers' needs. The suite of customized training courses is designed to service the aerospace, environmental, laboratory accreditation, occupational health and safety sectors and can be expanded relative to market conditions and the customers' present and future management system needs.

    Laboratory accreditation services are a natural extension of the registration activities, as they include an assessment of the customers' management system, documentation, procedures and records to the requirements of ISO Guide 25 and 17025. The assessments also include an evaluation of the laboratory's technical competency related to personnel, testing or inspection practices.

        (ii) TECHNICAL STAFFING

    The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract, contract-to- hire and full time placements to meet its clients' information technology ("IT"), information systems ("IS") and software engineering needs. The Group's objective is to build long-term relationships with companies and employees and to maximize talent processes and technology for client organizations.

    During the second half of fiscal 2001, the Company consolidated its staffing business by moving to a "virtual office" model in anticipation of movement in technology towards the new Internet era of "E-Cruiting" with regional "Hubs"providing the necessary administrative support. The Company is starting to benefit from this new business model by reducing the costs of doing business and at the same time increasing productivity of the staff.

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

    During the past several years, the United States has enjoyed an unusually low unemployment level and the demand for skilled technical employees has been at an all-time high. This demand is expected to drop in 2001, however the talent gap in the IT industry remains large, with hiring managers anticipating thousands of IT positions remaining unfilled. According to the Staffing Industry' Fourth Quarter 2000 Report, annualized revenues of all major public staffing companies is approximately $100 billion.

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

    NTS's business strategy encompasses the following elements, which management believes are necessary to ensure high-quality standards and to achieve consistently strong financial performance:

        1) Recruit, develop and retain qualified technical consultants. A key element to the Company's success is its ability to recruit, develop and retain qualified technical consultants. Management believes that it has been successful in doing so by offering to its technical consultants competitive wages and an opportunity to purchase a comprehensive employee benefits package. However, qualified technical consultants are in great demand worldwide and, accordingly, competition for individuals with proven technical skills is intense. NTS attracts new consultants in its established markets primarily through referrals from other technical consultants and the Internet via its website and direct and indirect recruiting capabilities outside the United States. Through these sources, NTS has compiled a very strong database which includes thousands of qualified technical consultants who become potential resources to place on assignment.

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

GROWTH STRATEGY

    NTS's growth strategy is to continuously improve profit margins and returns by rigorously focusing on industries, geographies and customers that have the strongest long-term growth opportunities, increasing productivity by improving its internal processes, diversifying the range of services it provides to its existing clients, attracting and retaining qualified technical consultants from a variety of sources, both national and international, and pursuing strategic relationships with non-competing organizations.

    Part of NTS's growth strategy is to create a company wide sales force that will promote cross-selling and lead generation between existing clients of one business unit and another. In addition, NTS intends to open technical staffing offices by co-locating with the current NTS facilities.

    NTS's growth strategy is also dependent upon NTS's ability to attract and retain qualified technical consultants in those markets in which the Company has an established presence. NTS's resource managers are responsible for recruiting and establishing long-term relationships with NTS's technical consultants. NTS has implemented a state-of-the-art integrated information management system which will provide most of its offices with on-line access to information on existing and prospective technical consultants and clients.

        (iii) COMPETITION.

    The Company exists in a marketplace servicing several industries. Within each of these industries NTS competes with a small number of large conformity assessment organizations. NTS also competes with a large number of small niche oriented test laboratories. NTS's competitive advantages are as follows.
(1) Ability to service the clients at locations that are close the Company's clients. We currently have 15 locations as described earlier in this report.
(2) Ability to provide complete conformity assessment activities at a single location. This reduces product handling cost for our clients and enhances timeliness of service. (3) Diverse and technically competent employees. NTS can solve clients conformity problems from the design stage through the shipment of products to world markets. NTS can also provide them on a temporary or permanent basis staff to augment their employment needs. (4) Accreditations that allow NTS test data to be accepted worldwide. Clients can use are complete services including quality registration to position their products for the world markets.

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

    Many large companies are increasingly using one employment service provider (or primary supplier) to fulfill all their staffing needs. NTS competes and, in certain relationships, teams up with other major staffing companies in actively pursuing primary supplier relationships with large customers in its existing markets. These relationships can have a significant impact on the Company's revenues and operating profits.

    In the Quality Audit field, the Company's NQA USA division is the ninth largest ISO assessment Company in North America. The Company believes that NQA USA has less than 10% of the total registration market.

        (iv) BACKLOG.

    The Company's backlog at January 31, 2001 and 2000 is as follows

                                                        2001          2000
                                                     -----------   -----------
Engineering & Evaluation...........................  $23,947,000   $28,718,000
Technical Staffing.................................    6,126,000     6,527,000
                                                     -----------   -----------
Total Backlog......................................  $30,073,000   $35,245,000
                                                     ===========   ===========

------------------------

The Company estimates that approximately 85% of the backlog at January 31, 2001 will be completed by January 31, 2002.

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

    (d) EMPLOYEES. The Company employed 751 individuals at January 31, 2001 and 812 at January 31, 2000, as follows:

                                                                2001       2000
                                                              --------   --------
Engineering & Evaluation....................................    427        418
Technical Staffing..........................................    309        377
Corporate Administration....................................     15         17
                                                                ---        ---
Total.......................................................    751        812
                                                                ===        ===

    Approximately 130 of the Company's Engineering and Evaluation employees occupy management professional positions. The Technical Staffing total for 2001 includes 228 contract employees and 38 subcontractors, as compared to 276 contract employees and 18 subcontractors for 2000. None of the employees of the Company is represented by a union. The Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES.

    A. OPERATIONS. The Company owns/leases and operates the following properties:

                             OWNED PROPERTIES               BUILDINGS     LAND
    STATE                          CITY                     (SQ.FT.)    (ACRES)
--------------  ------------------------------------------  ---------   --------
California      Fullerton.................................    36,000        3
                Saugus....................................    60,000      160
Massachusetts   Acton.....................................    30,000        5
                Boxborough................................    25,000        4
Texas           Plano.....................................     1,000        1
Virginia        Hartwood..................................    66,000       87
                                                             -------      ---
TOTAL OWNED PROPERTIES....................................   218,000      260
                                                             =======      ===

                            LEASED PROPERTIES               BUILDINGS     LAND
    STATE                          CITY                     (SQ.FT.)    (ACRES)
--------------  ------------------------------------------  ---------   --------
Arizona         Tempe.....................................    17,100      n/a
Arkansas        Camden....................................    22,400      216
California      Calabasas.................................     6,600      n/a
                Culver City...............................    24,100      n/a
                Fullerton.................................    20,200      n/a
                Los Angeles (LAX).........................    16,000        2
Florida         Largo.....................................    16,000      n/a
Louisiana       Baton Rouge...............................     1,500      n/a
Michigan        Detroit...................................    64,900      n/a
New Jersey      Tinton Falls..............................     7,600      n/a
Texas           Austin....................................     3,000      n/a
                Plano.....................................    24,000      n/a
                San Antonio...............................     3,100      n/a
United Kingdom  Letchworth................................     2,600      n/a
                                                             -------      ---
TOTAL LEASED PROPERTIES                                      229,100      218
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

ITEM 3.   LEGAL PROCEEDINGS.

    The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company. (See Note 9 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A
(ii)).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    A.  PRINCIPAL MARKET

    The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "NTSC". The range of high and low quotations as reported by the Nasdaq Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 2001 and 2000 is presented below:

                                                             2001                  2000
                                                      -------------------   -------------------
                                                        HIGH       LOW        HIGH       LOW
                                                      --------   --------   --------   --------
First Quarter.......................................    4.73       2.71       6.25       4.31
Second Quarter......................................    4.11       3.05       5.50       3.44
Third Quarter.......................................    3.50       2.75       4.25       2.78
Fourth Quarter......................................    3.69       2.25       7.00       2.75

    B.  HOLDERS OF COMMON STOCK.

    As of the close of business on April 23, 2001, there were 935 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

    C.  DIVIDENDS.

    On February 4, 2000, pursuant to the Company's current dividend policy, the Company's Board of Directors authorized the regular semiannual cash dividend of $0.02 per share, that was paid on March 15, 2000 to shareholders of record at the close of business on February 28, 2000. The second semi-annual dividend of $0.02 per share was paid on August 2, 2000 to shareholders of record at the close of business on July 14, 2000. This brought the total cash dividends for fiscal 2001, to $0.04 per share. On February 6, 2001, the Company's Board of Directors announced the discontinuance of the Company's policy of paying ordinary and special dividends.

    On January 26, 1999, the Company's Board of Directors adopted a regular annual dividend policy and declared an initial annual dividend of $0.04 per share, payable semi-annually. The initial semi-annual dividend of $0.02 per share was paid on March 2, 1999 to shareholders of record at the close of business on February 15, 1999. The second semi-annual dividend of $0.02 per share was paid on August 4, 1999 to shareholders of record at the close of business on July 15, 1999. In addition, On June 14, 1999, the Company's Board of Directors declared a special cash dividend of $0.03 per share which was paid on August 4, 1999 to shareholders of record at the close of business on July 15, 1999. This brought the total cash dividends for fiscal 2000 to $0.07 per share.

    In fiscal 2000, a distribution of $120,000 was made to the former subchapter S shareholders of XXCAL, Inc. This distribution was the last distribution made to these shareholders. In fiscal 1999, $442,000 in distributions were made to subchapter S shareholders of XXCAL, Inc..

    For the Year ended January 31, 2000, a dividend in the amount of $25,000 was paid to NQA UK, the 50% shareholder of NQA-USA. In fiscal 1999, the dividend paid to NQA-UK was $17,000.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                  YEAR ENDED JANUARY 31,
                                                   ----------------------------------------------------
                                                     2001       2000       1999       1998       1997
                                                   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net revenues.....................................  $84,804    $84,124    $86,813    $80,921    $74,413
Gross profit.....................................   27,784     23,995     25,983     23,660     20,894
Operating income.................................    3,199      5,090      5,493      6,572      5,496
Interest expense.................................    2,050      1,544      1,253      1,245      1,161
Income from continuing operations before income
  taxes and minority interest....................      823      1,817      4,331      5,445      4,291
Income taxes.....................................      353        722      1,544      1,996      1,588
                                                   -------    -------    -------    -------    -------
Income from continuing operations before minority
  interest.......................................      470      1,095      2,787      3,449      2,703
Minority interest................................      (39)       (16)       (24)       (26)        10
Income (loss) from discontinued operations, net
  of income taxes................................       --       (274)       358         32       (684)
Cumulative effect of change in accounting for
  start-up expense, net of income taxes..........       --         --       (482)        --         --
                                                   -------    -------    -------    -------    -------
Net income.......................................  $   431    $   805    $ 2,639    $ 3,455    $ 2,029
                                                   =======    =======    =======    =======    =======
Basic earnings (loss) per common share:
  Continuing operations..........................  $  0.05    $  0.13    $  0.34    $  0.43    $  0.34
  Discontinued operations........................       --      (0.03)      0.04         --      (0.09)
  Cumulative effect of change in accounting......       --         --      (0.06)        --         --
                                                   -------    -------    -------    -------    -------
Net income*......................................  $  0.05    $  0.10    $  0.32    $  0.43    $  0.26
                                                   =======    =======    =======    =======    =======
Diluted earnings (loss) per common share:
  Continuing operations..........................  $  0.05    $  0.13    $  0.32    $  0.41    $  0.33
  Discontinued operations........................       --      (0.03)      0.04         --      (0.08)
  Cumulative effect of change in accounting......       --         --      (0.06)        --         --
                                                   -------    -------    -------    -------    -------
Net income*......................................  $  0.05    $  0.09    $  0.31    $  0.41    $  0.25
                                                   =======    =======    =======    =======    =======
Weighted average common shares outstanding.......    8,497      8,345      8,236      8,061      7,902
Dilutive effect of stock options.................      135        194        374        389        264
                                                   -------    -------    -------    -------    -------
Weighted average common shares outstanding,
  assuming dilution..............................    8,632      8,539      8,610      8,450      8,166
                                                   =======    =======    =======    =======    =======
Cash dividends paid per common share.............  $  0.04    $  0.07    $  0.07    $  0.06    $  0.05
                                                   =======    =======    =======    =======    =======

BALANCE SHEET DATA:
Working capital..................................  $15,751    $16,232    $16,951    $15,912    $11,265
Total assets.....................................   61,321     58,631     49,831     46,112     40,377
Long-term debt, excluding current installments...   19,782     18,639     13,076     12,859      9,324
Shareholders' equity.............................   25,127     24,463     24,102     22,042     18,791

------------------------

* Per share data may not always add up to total for the year because each figure is independently calculated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    NTS is a diversified services company that supplies conformity assessment and personnel to a variety of industries including aerospace, defense, automotive, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, NTS helps its customers reduce their time to market and enhance their overall competitiveness.

    NTS operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

    The Engineering & Evaluation segment is one of the largest U. S. based independent product and systems assessment organizations, with facilities throughout the country as well as England and Japan, and provides a complete spectrum of conformity assessment and registration services. These services include physical testing which requires simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference. Functional testing which requires equipment such as an Agilent 1371A Docsis test set, switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. Registration services which performs quality management audits to ISO 9000, quality training and laboratory accreditation.

    The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its clients' information technology ("IT"), information systems ("IS") and software engineering needs. The Company supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, and multiple levels of system operations personnel.

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

    During fiscal 2000, the Company experienced a significant loss of business at its McClellan Air Force base division located in Sacramento, California, due to the government decision to transfer work, planned for that operation, to another Air Force base. The Company, facing losses in attempting to maintain the operation decided to discontinue this line of business and close its operations at Sacramento. All information presented herein has been restated to exclude the effects of the Sacramento discontinued operation. NTS also shut down the Rye Canyon operation as a result of a change in direction by the owner of the use of the property.

    On October 30, 1998, NTS completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The statements are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB 16). All prior year financial statements include the combined financial statements of NTS and XXCAL.

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

    RESULTS OF OPERATIONS

REVENUES

                                    2001      % CHG          2000      % CHG          1999
                                  --------   --------      --------   --------      --------
                                                    (DOLLARS IN THOUSANDS)
Engineering & Evaluation........  $58,277      17.4 %      $49,637         - %      $49,652
Technical Staffing..............   26,527     (23.1)%       34,487      (7.2)%       37,161
                                  -------                  -------                  -------
TOTAL...........................  $84,804       0.8 %      $84,124      (3.1)%      $86,813
                                  =======                  =======                  =======

    For the year ended January 31, 2001, total revenues increased $680,000 or 0.8% when compared with fiscal 2000.

    For the year ended January 31, 2000, total revenues decreased $2,689,000 or 3.1% when compared with fiscal 1999.

ENGINEERING & EVALUATION:

    Revenues in the Engineering & Evaluation segment increased $8,640,000 or 17.4% in fiscal 2001 when compared with fiscal 2000 primarily due to increased business generated from the telecommunications, automotive, aerospace and defense markets as well as an increase in business in registration and certification services. This increase was also due to the addition of a new testing facility in Texas in the fourth quarter of fiscal 2000 and the benefits the Company is receiving from its increased investment in equipment at some of its facilities during the past two years.

    For the year ended January 31, 2000, revenues in the Engineering & Evaluation segment remained unchanged when compared with fiscal 1999. Revenues in the aerospace and defense industries declined as some of the Company's aerospace customers are retaining programs in-house and government laboratories are becoming more aggressive in competing with private industry for programs. The decline in aerospace and defense revenues was offset by an increase in registration services revenues and an increase from telecommunications and computer hardware testing as a direct result of the strategic focus by the Company on that fast growing market.

TECHNICAL STAFFING:

    Revenues in the Technical Staffing segment decreased by $7,960,000 or 23.1% in fiscal 2001 compared to fiscal 2000 primarily due to the closure of several non-performing staffing offices, the cessation of Year 2000 related projects and competitive pricing pressures in the staffing industry which forced the Company to lower its prices to maintain existing relationships with several valued clients.During the last quarter of fiscal 2001, the Company consolidated its staffing business by moving to a "virtual office" model in anticipation of movement in technology towards the new Internet era of "E-Cruiting" with regional "Hubs"providing the necessary administrative support. The Company believes it is starting to benefit from this new business model by reducing the costs of doing business and at the same time increasing productivity of the staff.

    For the year ended January 31, 2000, revenues in the Technical Staffing segment decreased by $2,674,000 or 7.2% when compared with fiscal 1999 due to the industry-wide Year 2000 projects slowdown coupled with the low availability of employees resulting from the reduced level of unemployment. In addition, fiscal 2000 revenues were affected by a significant reduction in fees at two of the Company's largest customers and the loss of a major contract, which the company had for a number of years, due to increased competition. In an effort to reposition itself in this industry and become more competitive, the Company made structural changes which resulted in the closing of four offices.

GROSS PROFIT

                                2001         % CHG          2000         % CHG          1999
                              --------      --------      --------      --------      --------
                                                   (DOLLARS IN THOUSANDS)
Engineering & Evaluation....  $15,660          6.7 %      $14,672         (2.9)%      $15,110
% to segment revenues.......     26.9%                       29.6%                       30.4%
Technical Staffing..........    6,124        (34.3)%        9,323        (14.3)%       10,873
% to segment revenues.......     23.1%                       27.0%                       29.3%
                              -------                     -------                     -------
TOTAL.......................  $21,784         (9.2)%      $23,995         (7.7)%      $25,983
                              =======                     =======                     =======
% to net revenues...........     25.7%                       28.5%                       29.9%

    For the year ended January 31, 2001, total gross profit decreased 2,211,000 or 9.2% when compared with fiscal 2000.

    For the year ended January 31, 2000, total gross profit decreased $1,988,000 or 7.7% when compared with fiscal 1999.

ENGINEERING & EVALUATION:

    Gross profit for the Engineering & Evaluation segment increased by $988,000 or 6.7% in fiscal 2001 when compared with fiscal 2000 as a result of the increased revenues and the strong performances in the telecommunications operations. This increase was partially offset by decreases in gross profit, particularly in the fourth quarter, due to unfavorable events that affected the results of two of the testing facilities. These events primarily consisted of the California based Saugus test facility which experienced 20 separate shutdowns during the year, 11 in the fourth quarter due to the current California energy crisis, the inability to perform on two contracts that resulted in cost overruns, the permanent shutdown of the Rye Canyon facility and the ice storm and ensuing flood in Arkansas, which closed our facility in Camden, Arkansas for approximately three weeks.

    For the year ended January 31, 2000, gross profits for the Engineering & Evaluation segment slightly decreased by $438,000 or 2.9% when compared with fiscal 1999 as a result of the competitive pressures from other companies and government laboratories, combined with the revenue slowdown in the aerospace and defense industries discussed above. This decrease was partially offset by increases in gross profit generated from registration services and telecommunications testing.

TECHNICAL STAFFING

    Gross profit for the Technical Staffing segment decreased by $3,199,000 or 34.3% in fiscal 2001 when compared to the same period in 2000 due to the decrease in revenues and increased competitive pricing pressures. Gross profit was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of fraud perpetrated against the Company (see operating income below).

    For the year ended January 31, 2000, gross profit for the Technical Staffing segment decreased by $1,550,000 or 14.3% when compared to the same period in 1999 due primarily to the decrease in revenues and competitive pricing pressures due to the tight recruiting market.

SELLING, GENERAL AND ADMINISTRATIVE

                                 2001         % CHG          2000         % CHG          1999
                               --------      --------      --------      --------      --------
                                                    (DOLLARS IN THOUSANDS)
Engineering & Evaluation.....  $11,278         22.9%       $ 9,180         (2.4)%      $ 9,405
% to segment revenues........     19.4%                       18.5%                       18.9%
Technical Staffing...........    7,307        (24.9)%        9,725         (4.5)%       10,178
% to segment revenues........     27.5%                       28.2%                       27.4%
                               -------                     -------                     -------
TOTAL........................  $18,585         (1.7)%      $18,905         (3.5)%      $19,583
                               =======                     =======                     =======
% to net revenues............     21.9%                       22.5%                       22.6%

    For the year ended January 31, 2001, total selling, general and administrative expenses decreased $320,000 or 1.7% when compared with fiscal 2000.

    For the year ended January 31, 2000, total selling, general and administrative expenses decreased $678,000 or 3.5% when compared with fiscal 1999.

ENGINEERING & EVALUATION:

    Selling, general and administrative expenses increased by $2,098,000 or 22.9% in fiscal 2001 when compared with fiscal 2000 primarily due to the programs established by the Company to hire specialists to expand the base of business into new technology areas and increases in bad debt expense. The Company has now accomplished its goal in expanding into new technology areas and becoming a more diversified organization with added testing capabilities particularly in the telecommunications and computer testing fields and becoming one of the largest certification and evaluation companies in the United States. Thus, while it continues to look for talented specialists, the Company has ended the previously established expansion programs to hire additional specialists until such time the economic climate shows significant improvement.

    For the year ended January 31, 2000, selling, general and administrative expenses for the Engineering and Evaluation segment slightly decreased by $225,000 or 2.4% in fiscal 2000 when compared with fiscal 1999. This decrease was primarily due to the Company's cost containment efforts offset by increases in costs to expand the base of business into new technology areas.

TECHNICAL STAFFING:

    Selling, general and administrative expenses decreased by $2,418,000 or 24.9% in fiscal 2001 when compared with fiscal 2000 as a result of the closure of several non-performing staffing offices and the consolidation of its operations in an effort to streamline this business. This decrease was offset by an increase in bad debt expense as a result of fraud perpetrated against the Company (see Operating Income (Loss)--Technical Staffing).

    For the year ended January 31, 2000, selling, general and administrative expenses for the Technical Staffing segment decreased by $453,000 or 4.5% when compared with fiscal 1999 primarily due to the cost reduction efforts made to partially offset the reduction in revenues.

OPERATING INCOME (LOSS)

                                 2001         % CHG          2000         % CHG          1999
                               --------      --------      --------      --------      --------
                                                    (DOLLARS IN THOUSANDS)
Engineering & Evaluation.....   $4,382         (20.2)%      $5,492           9.4%       $5,019
% to segment revenues........      7.5%                       11.1%                       10.1%
Technical Staffing...........   (1,183)       (194.3)%        (402)       (184.8)%         474
% to segment revenues........     (4.5)%                      (1.2)%                       1.3%
                                ------                      ------                      ------
TOTAL........................   $3,199         (37.2)%      $5,090          (7.3)%      $5,493
                                ======                      ======                      ======
% to net revenues............      3.8%                        6.1%                        6.3%

    For the year ended January 31, 2001, operating income decreased $1,891,000 or 37.2% when compared with fiscal 2000.

    For the year ended January 31, 2000, operating income decreased $403,000 or 7.3% when compared with fiscal 1999.

ENGINEERING & EVALUATION:

    Operating income decreased by $1,110,000 or 20.2% in fiscal 2001 when compared with fiscal 2000 primarily due to the increase in selling, general and administrative expenses discussed above.

    For the year ended January 31, 2000, operating income increased by $473,000 or 9.4% when compared with fiscal 1999 primarily due to the lack of merger costs in fiscal 2000 compared to $686,000 in merger costs in fiscal 1999. This increase was offset by a slight decrease in gross profit in fiscal 2000 when compared to fiscal 1999.

TECHNICAL STAFFING:

    Operating income decreased by $781,000 in fiscal 2001 or 194.3%when compared with fiscal 2000 primarily as a result of the decrease in gross profit partially offset by a decrease in selling and general and administrative expenses discussed above. Operating income (loss) was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of fraud perpetrated against the Company. The Company has concluded its investigation into this matter and has submitted a claim to its insurance carrier under its employee dishonesty policy. The effect on operating loss was approximately $880,000. The Company has provided for the balance of this customer's accounts receivable in the second quarter and does not anticipate any additional bad debt expense related to this customer.

    For the year ended January 31, 2000,operating income decreased by $876,000 when compared to fiscal 1999 primarily due to the lower revenues and gross profit in fiscal 2000 offset by a reduction in selling, general and administrative expenses in fiscal 2000 as well as the lack of merger costs in fiscal 2000.

MERGER COSTS

    During fiscal year 1999, the Company incurred $907,000 in one-time costs related to the merger of NTS and XXCAL. These costs are related to outside consulting, accounting, legal and other fees and expenses specifically associated with the merger (accounted for as a pooling). In accordance with APB 16, these costs were expensed as incurred.

INTEREST EXPENSE

    Interest expense increased $506,000 in fiscal 2001 when compared to fiscal 2000. This increase was principally due to higher average debt balances in fiscal 2001 along with slightly higher interest rates. Interest expense increased $291,000 in fiscal 2000 when compared to fiscal 1999. This increase was principally due to higher average debt balances in fiscal 2000 along with slightly higher interest rates.

SETTLEMENT AND RELATED LEGAL EXPENSES

    During the fourth quarter of fiscal 2000, the Company recorded an unusual charge of $1,598,000 which included a one time cash payment of $1,020,000 to Tecstar and $578,000 for the Company's legal and defense costs. The Company has retained legal counsel on a contingent-fee basis to pursue a possible recovery from its insurance companies. Action has been brought against the Company's insurance carrier.

INCOME TAXES

    The income tax rate for fiscal years 2001, 2000 and 1999 reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. The Company's fiscal 2001 income tax provision was $369,000 less than fiscal 2000 because of a decrease in income.

    The fiscal 2000 income tax provision was $822,000 less than fiscal 1999 due to the decrease in income. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

    Management has determined that it is more likely than not that the Company's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. It is the Company's intention to evaluate the realizability of the deferred tax asset quarterly by assessing the need for a valuation allowance based upon anticipated future taxable income of the Company.

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

    During the fourth quarter of fiscal 2000 the Company decided to discontinue this line of business and close its operations in Sacramento as it experienced a significant loss of business due to the government decision to transfer work, planned for that operation, to another Air Force base. (See Note 2 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). NTS also shut down the Rye Canyon operation in fiscal 2001 as a result of a change in direction by the owner of the use of the property.

    All information presented herein has been restated to exclude the effects of the Sacramento discontinued operation.

NET INCOME

    The decrease in net income for fiscal 2001 compared to fiscal 2000 was due primarily to the decrease in gross profits and the increase in interest expense.

    The decrease in net income for fiscal 2000 compared to fiscal 1999 was due primarily to the legal and settlement expense discussed above, the decrease in revenues and the losses from McClellan Air Force base, offset by the absence of merger costs and start-up expenses in fiscal 2000.

BUSINESS ENVIRONMENT

ENGINEERING & EVALUATION:

    The Company's basic service is to provide conformity assessment services. The Company is well positioned to service the needs of each of these markets with its current locations and certification, registration and test capability. Market needs do change, and NTS is well positioned to reallocate resources which include test equipment and personnel to meet the market demands.

    The Company anticipates that its growth in fiscal year 2002 will be derived primarily from the functional certification and test activity, provided to its customers in the telecommunication market.

TECHNICAL STAFFING:

    The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to- hire and full time placements to meet its clients' needs. The Company has moved from the traditional "bricks and mortar" model of a business to a "virtual office" model with regional "Hubs"providing the necessary administrative support to the virtual offices. The Company believes that this new business model will reduce the costs of doing business and at the same time increase productivity of the staff. However, the shortage of qualified temporary and permanent candidates is still an obstacle to a healthy growth in this highly competitive business. The opportunity for growth is a strategy to leverage off our Engineering & Evaluation clients and provide technical and engineering personnel as a complete package to the certification, registration and test services we currently provide. The goal is to align NTS as a complete solution to the clients' product development needs which will include consultants and technical experts provided by our staffing division.

    Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 2001, cash provided by operations increased by $924,000 when compared to fiscal 2000. Primary factors contributing to this were an increase in depreciation, provision for losses on receivables as well as increases in the change in income taxes, inventories, accrued expenses and deferred compensation. These changes were partially offset by a decrease in net income and decreases in the change in accounts receivable, prepaid expenses and accounts payable. In fiscal 2000, cash provided by operations increased by $66,000 when compared to fiscal 1999. Primary factors contributing to this were an increase in depreciation, as well as increases in the change in accounts receivable, accounts payable and accrued expenses offset by a decrease in net income and decreases in the change in inventories, prepaid expenses and income taxes.

    Net cash used in investing activities in fiscal 2001 decreased by $3,211,000 as compared to fiscal 2000, primarily due to decreases in purchases of property, plant and equipment. Net cash used in investing activities in fiscal 2000 increased by $5,670,000 as compared to fiscal 1999, primarily due to increases in purchases of property, plant and equipment, the acquisition of the assets of Reintexas Laboratories in Plano, Texas and the acquisitions of Davy Registrar Services and Scott Quality Systems Registrars.

    Net cash provided by financing activities in fiscal 2001 consisted principally of proceeds from bank loans, the equity infusion from NQA-UK and issuance of stock upon the exercise of stock options and related tax benefit, offset by repayments of debt and cash dividends to shareholders. Net cash provided by financing activities decreased by $4,420,000 in fiscal 2001 as compared to fiscal 2000 primarily due to the decrease in borrowings in current and long term debt in fiscal 2001 as compared to fiscal 2000 and the increase in repayments in current and long term debt in fiscal 2001 as compared to fiscal 2000.

    In September 1997, the Company negotiated with Sanwa Bank California, as agent, and Mellon Bank, for a credit agreement which included a $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25%. On October 30, 1998, the credit agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the bank's reference rate. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis. On October 29, 1999, the credit agreement was amended again to extend the term of the revolving line to September 8, 2001 and to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the bank's reference rate. Effective October 31, 2000, the credit agreement was amended again to extend the term of the revolving line to November 1, 2002 and to increase the line amount to $11,000,000 which was amended back to $10,000,000 on April 24, 2001. The outstanding balance at January 31, 2001 was $9,157,000 compared with an outstanding balance of $7,507,000 at January 31, 2000. This balance is reflected in the accompanying consolidated balance sheets as long-term.

    In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60% to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. In April 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms as the original agreement. The outstanding balance at January 31, 2001 is $2,400,000. The note payable to Mellon Bank is collateralized by equipment with a net book value of $2,300,000 at January 31, 2001. During fiscal 2001, the Company entered into new equipment line of credit agreements with Bank of America and the Fifth Third Leasing Company. The outstanding balances at January 31, 2001on these notes were $827,000 and $791,000, respectively. Other secured notes payable at January 31, 2001 amounted to $708,000.

    Maturities of long-term debt consist of regularly scheduled payments on the Company's term loans to its banks and notes payable. Of the $13,991,000 shown in the maturities of long term debt (see note 3 to the consolidated financial statements) due in fiscal 2003, $9,157,000 is the outstanding balance of the Company's revolving line of credit. All other maturities of long-term debt will be paid with cash generated from operations.

    Historically, the Company has relied on debt financing to meet its capital requirements. As of January 31, 2001, the Company was out of compliance with two of its covenants. The Company requested and received a waiver from its Bank and negotiated a new set of covenants to its credit agreement. Management is not aware of any significant demands for capital funds that may adversely affect its covenants or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company has substantially reduced its capital expenditures commitments for fiscal year 2002, which will improve working capital requirements. The Company's future working capital will be provided from operations and the current bank revolving line of credit, which had $1,843,000 available at January 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $92,000 at January 31, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2001 are incorporated herein by reference.

    EXECUTIVE OFFICERS OF THE COMPANY

NAME                          AGE                               POSITION
----                        --------   -----------------------------------------------------------
Lloyd Blonder.............     61      Senior Vice President and Chief Financial Officer,
                                       Treasurer. Has been associated with the Company since 1983.
Doug Briskie..............     37      Vice President, Western Operations. Has been associated
                                       with the Company since 1987.
Aaron Cohen...............     64      Senior Vice President, Corporate Development. Has been
                                         associated with the Company since 1961.
Martin Dresser............     54      Vice President, President Software Hardware Division. Has
                                       been associated with the Company since 1999.
Richard Dunne.............     36      Vice President, Sales. Has been associated with the Company since 1991.
Arthur Edelstein..........     63      Senior Vice President, Chief Technical Officer. Has been
                                         associated with the Company since 1962.
Marvin Hoffman............     67      Vice President, Chief Information Officer. Has been
                                       associated with the Company since 1998.
Andrea Korfin.............     54      Corporate Secretary, President Staffing division. Has been associated with the Company since 1982.
Jack Lin..................     68      Chief Executive Officer of the Company. Has been associated with the Company continuously since 1961.
Raffy Lorentzian..........     45      Vice President, Chief Accounting Officer. Has been
                                       associated with the Company since 1997.
William McGinnis..........     42      President and Chief Operating Officer of the Company. Has
                                       been associated with the Company since 1980.
Dwight Moore..............     38      Vice President, Eastern Operations. Has been associated
                                       with the Company since 1997.
Richard Short.............     58      Senior Vice President. Has been associated with the Company since 1961.
William Traw..............     63      Senior Vice President. Has been associated with the Company since 1963.

ITEM 11.   EXECUTIVE COMPENSATION.

    The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2001 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2001 are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section entitled "Transactions with Management and Other" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2001 is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    A.  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES.

        (i) Consolidated Financial Statements and notes thereto as of January 31, 2001 and 2000 and for each of the years in the three-year period ended January 31, 2001.

        (ii) Consolidated Financial Statement Schedule.

             II Valuation and Qualifying Accounts and Reserves

    B.  REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed during the fourth quarter ended January 31, 2001.

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

        10.6            Fourth Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS dated April 27, 2000, (filed on April 28, 2000 and is incorporated herein by reference
                        thereto).

        10.7            Fifth Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS effective August 3, 2000,
                        (filed on December 13, 2000 and is incorporated herein by reference thereto).

        10.8            Sixth Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS effective September 19,
                        2000, (filed on December 13, 2000 and is incorporated herein by reference thereto).

        10.9            Seventh Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS effective October 31, 2000,
                        (filed on December 13, 2000 and is incorporated herein by
                        reference thereto).

        10.10           Eighth Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS dated February 2000.

        10.11           Ninth Amendment to Credit Agreement between Sanwa Bank
                        California, Mellon Bank and NTS effective April 24, 2001.

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

April 27, 2001                                         NATIONAL TECHNICAL SYSTEMS, INC.

                                                       By                 /s/ JACK LIN
                                                           ------------------------------------------
                                                                            Jack Lin,
                                                                   PRINCIPAL EXECUTIVE OFFICER
                                                                      CHAIRMAN OF THE BOARD

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 27, 2001.

                /s/ JACK LIN                                    /s/ AARON COHEN
-------------------------------------------       -------------------------------------------
                 Jack Lin,                                        Aaron Cohen,
      (PRINCIPAL EXECUTIVE OFFICER &                 VICE CHAIRMAN OF THE BOARD AND SENIOR
           CHAIRMAN OF THE BOARD)                               VICE PRESIDENT

            /s/ WILLIAM MCGINNIS                               /s/ MARVIN HOFFMAN
-------------------------------------------       -------------------------------------------
             William McGinnis,                                  Marvin Hoffman,
     PRESIDENT, CHIEF OPERATING OFFICER             CHIEF INFORMATION OFFICER AND DIRECTOR
               AND DIRECTOR

             /s/ LLOYD BLONDER
-------------------------------------------       -------------------------------------------
               Lloyd Blonder,                                  Arthur Edelstein,
    SENIOR VICE PRESIDENT AND TREASURER              EXECUTIVE VICE PRESIDENT AND DIRECTOR
       (PRINCIPAL FINANCIAL OFFICER)

            /s/ RICHARD D SHORT                                /s/ ROBERT I. LIN
-------------------------------------------       -------------------------------------------
             Richard D. Short,                                   Robert I. Lin,
     SENIOR VICE PRESIDENT AND DIRECTOR                             DIRECTOR

             /s/ WILLIAM L TRAW                               /s/ RALPH F CLEMENTS
-------------------------------------------       -------------------------------------------
              William L. Traw,                                 Ralph F. Clements,
    SENIOR VICE PRESIDENT AND DIRECTOR                              DIRECTOR

           /s/ SHELDON M. FECHTOR                            /s/ DONALD J. TRINGALI
-------------------------------------------       -------------------------------------------
            Sheldon M. Fechtor,                               Donald J. Tringali,
                  DIRECTOR                                          DIRECTOR

            /s/ RAFFY LORENTZIAN
-------------------------------------------
             Raffy Lorentzian,
 VICE PRESIDENT, CHIEF ACCOUNTING OFFICER

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Auditors..............................     25

Financial Statements:

  Consolidated Balance Sheets--January 31, 2001 and 2000....     26

  Consolidated Statements of Income--Years ended
    January 31, 2001, 2000 and 1999.........................     27

  Consolidated Statements of Shareholders' Equity--Years
    ended January 31, 2001, 2000 and 1999...................     28

  Consolidated Statements of Cash Flows--Years ended
    January 31, 2001, 2000 and 1999.........................     29

Notes to Consolidated Financial Statements..................     30

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

National Technical Systems, Inc.

    We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Woodland Hills, California
April 13, 2001, except for item (b) of Note 3, as to which the date is April 24, 2001

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           JANUARY 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS:
  Cash......................................................  $ 3,344,000   $ 3,133,000
  Accounts receivable, less allowance for doubtful accounts
    of $1,230,000 in 2001 and $803,000 in 2000..............   19,856,000    20,114,000
  Income taxes receivable...................................      676,000     1,387,000
  Inventories...............................................    1,714,000     1,804,000
  Deferred tax assets.......................................    1,387,000       847,000
  Prepaid expenses..........................................      740,000       719,000
                                                              -----------   -----------
  Total current assets......................................   27,717,000    28,004,000
Property, plant and equipment
  Land......................................................    1,460,000     1,460,000
  Buildings.................................................    8,639,000     8,484,000
  Machinery and equipment...................................   53,540,000    48,803,000
  Leasehold improvements....................................    6,358,000     4,600,000
                                                              -----------   -----------
      Total property, plant and equipment...................   69,997,000    63,347,000
  Less: accumulated depreciation............................   40,313,000    36,310,000
                                                              -----------   -----------
    Net property, plant and equipment.......................   29,684,000    27,037,000
Property held for sale......................................      544,000       544,000
Intangible assets, net......................................      997,000     1,077,000
Other assets................................................    2,379,000     1,969,000
                                                              -----------   -----------
      TOTAL ASSETS..........................................  $61,321,000   $58,631,000
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 4,900,000   $ 5,249,000
  Accrued expenses..........................................    3,494,000     3,222,000
  Income taxes payable......................................           --       106,000
  Current installments of long-term debt....................    3,572,000     3,195,000
                                                              -----------   -----------
      Total current liabilities.............................   11,966,000    11,772,000
Long-term debt, excluding current installments..............   19,782,000    18,639,000
Deferred income taxes, net..................................    3,534,000     3,075,000
Deferred compensation.......................................      806,000       615,000
Minority interest...........................................      106,000        67,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
  Common stock, no par value. Authorized, 20,000,000 shares;
    issued and outstanding 8,512,000 in 2001 and 8,404,000
    in 2000.................................................   12,381,000    11,764,000
  Retained earnings.........................................   12,798,000    12,706,000
  Accumulated other comprehensive income (loss).............      (52,000)       (7,000)
                                                              -----------   -----------
      Total shareholders' equity............................   25,127,000    24,463,000
                                                              -----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $61,321,000   $58,631,000
                                                              ===========   ===========

                            See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Net revenues..........................................  $84,804,000   $84,124,000   $86,813,000
Cost of sales.........................................   63,020,000    60,129,000    60,830,000
                                                        -----------   -----------   -----------
Gross profit..........................................   21,784,000    23,995,000    25,983,000
Selling, general and administrative expense...........   18,585,000    18,905,000    19,583,000
Merger costs..........................................           --            --       907,000
                                                        -----------   -----------   -----------
Operating income......................................    3,199,000     5,090,000     5,493,000
Other income (expense):
  Interest expense....................................   (2,050,000)   (1,544,000)   (1,253,000)
  Settlement and related legal expenses...............           --    (1,598,000)           --
  Other...............................................     (326,000)     (131,000)       91,000
                                                        -----------   -----------   -----------
                                                         (2,376,000)   (3,273,000)   (1,162,000)
Income from continuing operations before income taxes
 and minority interest................................      823,000     1,817,000     4,331,000
Income taxes..........................................      353,000       722,000     1,544,000
                                                        -----------   -----------   -----------
Income from continuing operations before minority
 interest.............................................      470,000     1,095,000     2,787,000
Minority interest.....................................      (39,000)      (16,000)      (24,000)
                                                        -----------   -----------   -----------
Income from continuing operations.....................      431,000     1,079,000     2,763,000
Income (loss) from discontinued operations, net of
 income taxes (benefit) of ($226,000) and $198,000 in
 2000 and 1999, respectively..........................           --      (274,000)      358,000
Cumulative effect of change in accounting for start-up
 costs, net of income taxes (benefit) of ($483,000)...           --            --      (482,000)
                                                        -----------   -----------   -----------
Net income............................................  $   431,000   $   805,000   $ 2,639,000
                                                        ===========   ===========   ===========
Basic earnings (loss) per common share:
  Continuing operations...............................  $      0.05   $      0.13   $      0.34
  Discontinued operations.............................           --         (0.03)         0.04
  Cumulative effect of change in accounting...........           --            --         (0.06)
                                                        -----------   -----------   -----------
Net income *..........................................  $      0.05   $      0.10   $      0.32
                                                        ===========   ===========   ===========
Diluted earnings (loss) per common share:
  Continuing operations...............................  $      0.05   $      0.13   $      0.32
  Discontinued operations.............................           --         (0.03)         0.04
  Cumulative effect of change in accounting...........           --            --         (0.06)
                                                        -----------   -----------   -----------
Net income *..........................................  $      0.05   $      0.09   $      0.31
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............    8,497,000     8,345,000     8,236,000
Dilutive effect of stock options......................      135,000       194,000       374,000
                                                        -----------   -----------   -----------
Weighted average common shares outstanding, assuming
 dilution.............................................    8,632,000     8,539,000     8,610,000
                                                        ===========   ===========   ===========

   *  Per share data may not always add up to total for the year because each figure is independently calculated

                            See accompanying notes.

                        NATIONAL TECHNICAL SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                                                COMMON STOCK
                                          ------------------------
                                                        ADDITIONAL                  ACCUMULATED        TOTAL
                              NUMBER OF                  PAID-IN      RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                               SHARES       AMOUNT       CAPITAL      EARNINGS     INCOME (LOSS)      EQUITY
                              ---------   -----------   ----------   -----------   -------------   -------------
Balance at January 31,
 1998.......................  8,169,000   $11,119,000   $ 165,000    $10,758,000      $     --      $22,042,000
Net income..................         --            --          --      2,639,000            --        2,639,000
Earnings from merged entity
 not include in net
 income.....................         --            --          --        181,000            --          181,000
Stock options exercised.....    150,000       188,000          --             --            --          188,000
XXCAL Common stock change to
 no par.....................         --       165,000    (165,000)            --            --               --
Distributions to
 subchapter S
 shareholders...............         --            --          --       (442,000)           --         (442,000)
Cash dividends NQA-UK.......         --            --          --        (17,000)           --          (17,000)
Cash dividends..............         --            --          --       (489,000)           --         (489,000)
                              ---------   -----------   ---------    -----------      --------      -----------
Balance at January 31,
 1999.......................  8,319,000    11,472,000          --     12,630,000            --       24,102,000
Net income..................         --            --          --        805,000            --          805,000
Foreign currency
 translation................         --            --          --             --        (7,000)          (7,000)
                                                                                                    -----------
  Comprehensive income......                                                                            798,000
Stock options exercised.....     95,000       171,000          --             --            --          171,000
Stock retired for option
 exercise...................    (10,000)      (56,000)         --             --            --          (56,000)
Tax benefit from stock
 options exercise...........         --       177,000          --             --            --          177,000
Distributions to
 subchapter S
 shareholders...............         --            --          --       (120,000)           --         (120,000)
Cash dividends NQA-UK.......         --            --          --        (25,000)           --          (25,000)
Cash dividends..............         --            --          --       (584,000)           --         (584,000)
                              ---------   -----------   ---------    -----------      --------      -----------
Balance at January 31,
 2000.......................  8,404,000    11,764,000          --     12,706,000        (7,000)      24,463,000
Net income..................         --            --          --        431,000            --          431,000
Foreign currency
 translation................         --            --          --             --       (45,000)         (45,000)
                                                                                                    -----------
  Comprehensive income......                                                                            386,000
Stock options exercised.....    108,000       152,000          --             --            --          152,000
Tax benefit from stock
 options exercise...........         --       165,000          --             --            --          165,000
NQA equity infusion.........         --       300,000          --             --            --          300,000
Cash dividends..............         --            --          --       (339,000)           --         (339,000)
                              ---------   -----------   ---------    -----------      --------      -----------
Balance at January 31,
 2001.......................  8,512,000   $12,381,000   $      --    $12,798,000      $(52,000)     $25,127,000
                              =========   ===========   =========    ===========      ========      ===========

                            See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                                                                 2001           2000          1999
                                                              -----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations.....................  $   431,000   $  1,079,000   $ 2,763,000
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization...........................    4,197,000      3,477,000     2,934,000
    Provisions for losses (recoveries) on receivables.......      427,000       (101,000)      163,000
    Loss on retirement of assets............................       37,000          9,000       100,000
    Earnings from merged entity not included in net
      income................................................           --             --       181,000
    Undistributed earnings of affiliate.....................       39,000         16,000        24,000
    Deferred income taxes...................................      (81,000)       582,000      (134,000)
    Tax benefit from stock options exercised................      165,000        177,000            --
    Changes in assets and liabilities:
      Accounts receivable...................................     (169,000)       330,000    (1,901,000)
      Inventories...........................................       90,000       (164,000)      220,000
      Prepaid expenses......................................      (21,000)       380,000      (180,000)
      Other assets..........................................     (224,000)      (306,000)      (90,000)
      Accounts payable......................................     (349,000)     1,712,000       117,000
      Income taxes..........................................      605,000     (1,338,000)       92,000
      Deferred compensation.................................      191,000         60,000        60,000
      Accrued expenses......................................      272,000       (953,000)      395,000
                                                              -----------   ------------   -----------
  Cash provided by continuing operations....................    5,610,000      4,960,000     4,744,000
    Gain (loss) from discontinued operations................           --       (274,000)      358,000
    Loss from cumulative effect of start-up costs...........           --             --      (482,000)
                                                              -----------   ------------   -----------
  Cash provided by operating activities.....................    5,610,000      4,686,000     4,620,000
                                                              -----------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................   (6,720,000)    (8,242,000)   (4,397,000)
  Investment in life insurance..............................     (186,000)      (174,000)     (155,000)
  Acquisition of business, net of cash......................      (81,000)    (1,782,000)           --
  Proceeds from sale of assets..............................           --             --        24,000
                                                              -----------   ------------   -----------
  Cash used for investing activities........................   (6,987,000)   (10,198,000)   (4,528,000)
                                                              -----------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt..................    7,277,000     10,471,000     7,283,000
  Proceeds from stock options exercised.....................      152,000        115,000       188,000
  Cash dividends paid to NQA-UK.............................           --        (25,000)      (17,000)
  Cash dividends paid.......................................     (339,000)      (584,000)     (489,000)
  Equity infusion from NQA-UK...............................      300,000             --            --
  Distributions to subchapter S shareholders................           --       (120,000)     (442,000)
  Repayments of current and long-term debt..................   (5,757,000)    (3,804,000)   (6,526,000)
                                                              -----------   ------------   -----------
  Cash provided by (used for) financing activities..........    1,633,000      6,053,000        (3,000)
                                                              -----------   ------------   -----------
  Effect of exchange rate changes on cash and cash
    equivalents.............................................      (45,000)        (7,000)           --
                                                              -----------   ------------   -----------
Net increase in cash........................................      211,000        534,000        89,000
BEGINNING CASH BALANCE......................................    3,133,000      2,599,000     2,510,000
                                                              -----------   ------------   -----------
ENDING CASH BALANCE.........................................  $ 3,344,000   $  3,133,000   $ 2,599,000
                                                              ===========   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
  Interest..................................................    2,068,000      1,575,000     1,271,000
  Income taxes..............................................      618,000      1,076,000     1,301,000
Cash received during the year for:
  Income taxes..............................................      963,000          3,000         2,000

                            See accompanying notes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JANUARY 31, 2001, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of National Technical Systems, Inc. (NTS or the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain 1999 amounts have been reclassified to conform with the 2001 and 2000 presentation.

    The Company has consolidated NQA-USA, a 50% owned subsidiary for which the distribution of profits and losses is 61% to the Company, and 39% to the other shareholder. NTS controls the management decisions and elects the president of NQA who has complete operating control of the subsidiary. XXCAL Japan is a 52% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $132,000. On October 30, 1998, NTS completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The statements for fiscal 1999 are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB
16). They include the combined financial statements of NTS and XXCAL from the beginning of the fiscal year.

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

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY HELD FOR SALE

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

INTANGIBLE ASSETS

    Intangible assets consist primarily of the excess of cost over net assets acquired and are amortized over 5 to 20 years using the straight-line method. Accumulated amortization was $602,000 as of January 31, 2001 and $465,000 as of January 31, 2000.

    The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired asset. The cash flow estimates that will be used will contain management's best estimate, using appropriate and customary assumptions and projections at the time.

LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), long-lived and certain identifiable intangible assets held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed on undiscounted net cash flows of the entities acquired over the remaining amortization period. Based on the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets inclusive of goodwill existed at January 31, 2001.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME

    As of February 1, 1998, the Company adopted Statement No.130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No.130 establishes new rules for the reporting and display of comprehensive income and its components. It requires display of unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Accumulated other comprehensive loss was $52,000 as of January 31, 2001 due to foreign currency translation adjustments and $7,000 as of January 31, 2000 due to foreign currency translation adjustments.

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

FOREIGN CURRENCY TRANSLATION

    The accounts of the foreign divisions are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" (FAS 52). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. Translation losses were $45,000 in fiscal year 2001and $7,000 in fiscal year 2000.

MERGER COSTS

    In fiscal 1999, the Company incurred $907,000 in one-time merger costs related to outside consulting, accounting and, legal fees and other costs and expenses specifically associated with the merger between NTS and XXCAL and in accordance with APB 16 these costs were expensed as incurred. The majority of these merger costs are non-deductible for tax purposes.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

START-UP EXPENSES

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities" (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. The Company adopted the provisions of the SOP in its financial statements during the third quarter of fiscal year ending January 31, 1999. The effect of adoption of SOP 98-5 was to record as one-time charge the cumulative effect of changes in accounting of $482,000 ($0.06 per basic share and diluted share) net of taxes of $483,000 to expense all start-up costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement requires the recognition of all derivatives on the Company's balance sheet at fair value. The Company adopted the new Statement effective February 1, 2001. There was no impact on the Company's financial statements.

    In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of Nonqualified Stock Options", which requires companies to classify the income tax benefits related to employee exercises of nonqualified stock options as an operating activity in the statement of cash flows for both current and prior periods. Prior to the adoption of EITF 00-15, the Company had classified these amounts in financing activities in the statement of cash flows. In addition, the Company has included the income tax benefits related to disqualifying dispositions of incentive stock options within this reclassification. The adoption of EITF 00-15 had no effect on the Company's results of operations or financial position.

(2)  BUSINESS DISPOSITION AND ACQUISITION

QUALITY REGISTRATION AND CERTIFICATION COMPANIES

    In March 1999, NTS-CS a subsidiary of the Company acquired the Assets of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh, Pennsylvania based quality registration business, for $482,000 cash. The companies acquired provide quality registration and certification services for various industries including electronics, telecommunications, and medical products. The transaction was accounted for as a purchase of assets and resulted in goodwill of $483,000. Additional consideration of $26,000 was paid in fiscal 2001 as additional purchase price.

    On October 31, 2000, NTS, Inc. sold its wholly owned subsidiary NTS-CS to NQA, Inc. which is 50% owned by NTS, Inc. and 50% owned by NQA Limited, a British Company. NTS-CS provides ISO 9000 certification audits and on-going surveillance site visits. NTS-CS's name was changed to NQA Training and Development (NQA T&D). The accounting transaction consisted of transferring the net book value of NTS-CS at October 31, 2000 of $77,000 to NQA T&D. In connection with this transaction, NQA Limited contributed $300,000 to NQA, Inc. as an equity infusion.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(2)  BUSINESS DISPOSITION AND ACQUISITION (CONTINUED)
MCCLELLAN AIR FORCE BASE, SACRAMENTO, CALIFORNIA

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

    Results of operations related to the discontinued operations are as follows:

                                                         2000         1999
                                                       ---------   -----------
Revenues.............................................  $ 947,000   $ 2,724,000
                                                       ---------   -----------
Gain (loss) from discontinued operations:
Science and Engineering Laboratories.................  $(436,000)  $   556,000
Estimated future shutdown expenses...................    (64,000)           --
Income taxes (benefit) from discontinued
  operations.........................................   (226,000)      198,000
                                                       ---------   -----------
                                                       $(274,000)  $   358,000
                                                       =========   ===========

TELECOMMUNICATIONS TESTING LABORATORY

    In November 1999, the Company acquired the assets and assumed certain liabilities of Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories for $1,300,000 cash and an additional consideration not to exceed $300,000 if the revenues exceed certain targeted levels. Such additional consideration amounted to $55,000 and was paid and recorded in fiscal 2001 as additional purchase price. The operation performs electromagnetic compatibility testing for the telecommunications industry. The fixed assets consisted primarily of electromagnetic compatibility testing equipment which complement one of the Company's primary business segments. The transaction was accounted for as a purchase of assets and resulted in goodwill of $368,000.

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

    The financial statements are presented based on the "pooling of interests" method of accounting pursuant to Opinion No. 16 of the Accounting Principles Board (APB 16). They include the combined

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(2) BUSINESS DISPOSITION AND ACQUISITION (CONTINUED) financial statements of NTS and XXCAL from the beginning of the fiscal year. All prior year financial statements have also been restated to reflect the pooling of interests method of accounting. There have been no intercompany transactions. In management's opinion, all adjustments have been made to present fairly the results of the combined financial statements, none of which impacted the financial results or position of the Company. The one month results for XXCAL in January 1998 are excluded from the results of operations in order to reflect the same twelve month period in fiscal 1999. The resulting net income of $181,000 on net revenues of $2,297,000 for the one month is included in equity.

    The separate unaudited results for XXCAL and NTS for the period from February 1, 1998 through October 30, 1998 prior to the business combination were as follows:

                                                         NTS          XXCAL
                                                     -----------   -----------
Revenue............................................  $45,639,000   $22,413,000
Net Income.........................................  $   695,000   $   780,000

(3)  DEBT

    Long-term debt consists of the following:

                                                                 2001          2000
                                                              -----------   -----------
Revolving lines of credit(a)................................  $ 9,157,000   $ 7,507,000
Term loans payable to banks(b)..............................    6,033,000     8,333,000
Notes payable (interest rates of 8.50% to 10.95%),
  collateralized by land and buildings, with a net book
  value of $2,891,000.......................................    3,075,000     1,772,000
Secured notes payable(c)....................................    4,726,000     3,834,000
Loans from employee and officers(d).........................      363,000       388,000
                                                              -----------   -----------
Subtotal....................................................   23,354,000    21,834,000
Less current installments...................................    3,572,000     3,195,000
                                                              -----------   -----------
Total.......................................................  $19,782,000   $18,639,000
                                                              ===========   ===========

------------------------

(a) The Credit Agreement includes a $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25%. On October 30, 1998, the Credit Agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the bank's reference rate. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis. On October 29, 1999, the Credit Agreement was amended again to extend the term of the revolving line to September 8, 2001 and to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the bank's reference rate. Effective October 31, 2000, the credit agreement was amended again to extend the term of the revolving line to November 1, 2002 and to increase the line amount to $11,000,000. The outstanding balance at January 31, 2001 is $9,157,000 compared with an outstanding balance of $7,507,000 at January 31, 2000. This balance is reflected in the accompanying consolidated balance sheets as long-term.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(3)  DEBT (CONTINUED)
(b) The Credit Agreement also includes a $6,500,000 term loan at an interest rate of 8.31% which expires in January 2003. On October 30, 1998, the Company added a new term loan for $2,000,000 at an interest rate equal to the bank's reference rate plus 0.25% and a maturity date of November 1, 2003. On October 29, 1999, the Company added another new term loan for $3,000,000 at an interest rate equal to the bank's reference rate plus 0.50% and a maturity date of October 31, 2004. On November 5, 1999, the interest rate for the new term loan was converted from the reference rate base to a fixed rate base at an annual rate of 8.88%.

    The term loan and line of credit noted above are subject to certain covenants and require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. Under these agreements, the Company may declare and pay cash dividends up to 40% of net income. The Company may not make any distribution other than dividends to its shareholders or repurchase any of the Company's stock without the banks' prior approval. As of January 31, 2001, the Company was in violation of certain of these covenants for which the Company has received a waiver and amended the covenants on April 24, 2001 in order for the Company to be in compliance through January 31, 2002, based on the Company's projections for the year ended January 31, 2002. Sanwa Bank California and Mellon Bank share 60% and 40% respectively in these loan agreements. These loan agreements are collateralized by substantially all of the Company's accounts receivable and machinery and equipment other than those which serve as collateral for the notes in (c) below. In accordance with the amendment, the line of credit was reduced from $11,000,000 to $10,000,000.

(c) In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. In April of 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms of the original agreement. The outstanding balance at January 31, 2001 is $2,400,000. The note payable to Mellon Bank is collateralized by equipment with a net book value of $2,300,000 at January 31, 2001.

    During fiscal 2001 the Company entered into new equipment line of credit agreements with Bank of America and the Fifth Third Leasing Company (interest rates of 7.47% to 9.81%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2001 on these notes were $827,000 and $791,000, respectively.

    Other secured notes payable at January 31, 2001 amounted to $708,000.

(d) The Company has unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $363,000 as of January 31, 2001. The interest on the officer note is payable monthly and is based on the bank's reference rate less three basis points and the interest on the other two notes is payable monthly and ranges from 8% to 9% per annum.

    The weighted average interest rate on the Company's short-term debt in 2001 and 2000 is approximately 8.83% and 8.82%, respectively.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(3)  DEBT (CONTINUED)
    Maturities of long-term debt for five years subsequent to January 31, 2001 are as follows:


    2002.......................................................  $ 3,572,000
    2003.......................................................   13,991,000
    2004.......................................................    2,089,000
    2005.......................................................    1,438,000
    2006.......................................................      320,000
    Thereafter.................................................    1,944,000
                                                                 -----------
                                                                 $23,354,000
                                                                 ===========

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

    The carrying amounts and estimated fair values of the Company's financial instruments are:

                                                   2001         2001         2000         2000
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
    Term loans payable to banks...............  $6,033,000   $6,448,000   $8,333,000   $8,684,000
    Notes payable.............................   3,075,000    3,091,000    1,772,000    1,904,000
    Secured notes payable.....................   4,726,000    4,864,000    3,834,000    3,999,000
    Revolving lines of credit.................   9,157,000    9,157,000    7,507,000    7,507,000
    Loans from employee and officer...........     363,000      363,000      388,000      388,000

(4)  INCOME TAXES

    Until the merger with NTS, XXCAL had elected to be taxed as a subchapter S Corporation, whereby the entire federal and California taxable income or loss of XXCAL was reportable by the shareholders. XXCAL incurred a corporate franchise tax to the state of Texas and a 1.5% California surtax.

    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax income generated from foreign operations was ($51,000), $354,000 and $252,000 in fiscal 2001, 2000 and 1999, respectively. Accumulated foreign earnings were $683,000 as of January 31, 2001. The earnings associated with the Company's foreign subsidiary are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided. As of January 31, 2001, the company has net operating loss carryforward of approximately $1,611,037 for Federal purpose, which begin to expire in 2020.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(4)  INCOME TAXES (CONTINUED)

    The provision (benefit) for income tax expense from continuing operations consists of:

                                               2001        2000         1999
                                             --------   ----------   ----------
Current:
  Federal..................................  $264,000   $   (1,000)  $1,333,000
  State....................................    38,000       35,000      294,000
  Foreign..................................   (26,000)     106,000       51,000
                                             --------   ----------   ----------
                                              276,000      140,000    1,678,000

Deferred:
  Federal..................................    53,000      462,000     (102,000)
  State....................................    24,000      120,000      (32,000)
                                             --------   ----------   ----------
                                               77,000      582,000     (134,000)
                                             --------   ----------   ----------
Income tax expense.........................  $353,000   $  722,000   $1,544,000
                                             ========   ==========   ==========

    The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Income from continuing operations before income taxes....  $  823,000   $1,817,000   $4,331,000
                                                           ==========   ==========   ==========
Federal income tax computed at statutory rate............  $  280,000   $  618,000   $1,473,000
Amortization of goodwill.................................      11,000        3,000       31,000
State income taxes, net of federal benefits..............      46,000       31,000      184,000
XXCAL, Inc. Subchapter S non-taxable income..............          --           --     (196,000)
Other, principally non-deductible expenses...............      16,000       70,000       52,000
                                                           ----------   ----------   ----------
Income tax expense.......................................  $  353,000   $  722,000   $1,544,000
                                                           ==========   ==========   ==========

Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(4)  INCOME TAXES (CONTINUED)
amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

                                          2001                      2000
                                ------------------------   ----------------------
                                 CURRENT     NON-CURRENT   CURRENT    NON-CURRENT
                                ----------   -----------   --------   -----------
DEFERRED TAX ASSET:
Bad debt reserve..............  $  441,000   $        --   $262,000   $        --
Vacation accrual..............     194,000            --    226,000            --
State taxes...................      35,000        71,000     13,000        68,000
Deferred compensation.........     373,000            --    346,000            --
Net operating loss............     344,000       327,000         --            --
                                ----------   -----------   --------   -----------
Total deferred tax asset......   1,387,000       398,000    847,000        68,000
Valuation allowance...........          --            --         --            --

DEFERRED TAX LIABILITY:
Tax over book depreciation....          --    (3,932,000)        --    (3,143,000)
                                ----------   -----------   --------   -----------
NET DEFERRED TAX ASSET
  (LIABILITY).................  $1,387,000   ($3,534,000)  $847,000   ($3,075,000)
                                ==========   ===========   ========   ===========

(5)  STOCK OPTIONS AND PENSION PLANS

    The Company has one employee incentive stock option plan: the 1994 stock option plan. The XXCAL, Inc. stock options were exchanged for options of National Technical Systems, Inc.

    Under the 1994 stock option plan, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock. At the annual meeting held on June, 23, 2000, the number of shares reserved for issuance under the 1994 plan was increased by 500,000 shares.

    Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the stock option committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(5) STOCK OPTIONS AND PENSION PLANS (CONTINUED) five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. Additional information with respect to the option plans as of January 31, is as follows:

                                                           2001                         2000
                                                --------------------------   --------------------------
                                                               WEIGHTED                     WEIGHTED
                                                               AVERAGE                      AVERAGE
                                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                ---------   --------------   ---------   --------------
Beginning Balance.............................  1,370,940        $4.18       1,287,925        $4.16
Grants........................................    489,592         2.96         279,581         3.72
Exercises.....................................   (108,038)        1.44         (94,966)        1.80
Canceled or expired(*)........................   (156,810)        4.80        (101,600)        4.86
                                                ---------        -----       ---------        -----
Ending balance................................  1,595,684        $3.93       1,370,940        $4.18
                                                =========        =====       =========        =====
Reserve for future grants at year end.........    269,995                      103,869
Exercisable...................................    669,840        $4.01         532,127        $3.42
                                                =========        =====       =========        =====

------------------------

* Includes 1,092 cancelled options from the stock option plan from the XXCAL merger in 1998.

    The range of exercise prices for options outstanding at January 31, 2001 was $1.20 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

    The following tables summarize information about options outstanding at January 31, 2001:

                                                  WEIGHTED AVG.
RANGE OF                     OUTSTANDING AT     REMAINING CONTRACT   WEIGHTED AVG.      NUMBER      WEIGHTED AVG.
EXERCISE PRICES             JANUARY 31, 2001       LIFE IN YRS.      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------             -----------------   ------------------   --------------   -----------   --------------
$1.00 to $2.00............         55,399               2.7              $1.72           55,399         $1.72
$2.01 to $3.00............        668,919               8.2              $2.81          251,327         $2.72
$3.01 to $4.00............        243,658               8.6              $3.30           58,472         $3.28
$4.01 to $5.00............         80,000               8.5              $4.77           16,250         $4.94
$5.01 to $6.00............        382,475               7.2              $5.46          204,775         $5.44
$6.01 to $7.00............        165,233               7.5              $6.23           83,617         $6.24

    These options will expire if not exercised at specific dates ranging from September 2001 to December 2010. Prices for options exercised during the two-year period ended January 31, 2001 ranged from $0.70 to $2.88. The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No.123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to January 31, 1995 under the fair value method of that statement. The fair value of

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(5) STOCK OPTIONS AND PENSION PLANS (CONTINUED) options granted reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2001          2000          1999
                                                            --------      --------      --------
Expected life (in years)..............................           5             5             5
Risk-free interest rate...............................        4.80%         6.19%         4.99%
Expected volatility...................................          58%           57%           61%
Expected dividend yield...............................         .82%         1.39%         0.82%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2001 was $2.96 per share. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company's net income and earnings per share would have been as indicated below:

                                   JANUARY 31, 2001   JANUARY 31, 2000   JANUARY 31, 1999
                                   ----------------   ----------------   ----------------
Net Income
  As reported....................      $431,000           $805,000          $2,639,000
  Pro forma......................      $212,000           $471,000          $2,461,000

Basic earnings per common share
  As reported....................      $   0.05           $   0.10          $     0.32
  Pro forma......................      $   0.02           $   0.06          $     0.30

Diluted earnings per common share
  As reported....................      $   0.05           $  0.09$                0.31
  Pro forma......................      $   0.02           $   0.06          $     0.29

    The Company had an employee stock ownership plan covering all employees. Contributions by the Company were at the discretion of the Board of Directors. The Company did not make contributions in 2001, 2000 or 1999 and the Board of Directors voted to terminate the Plan as of December 31, 1999 and distribute the shares in the Plan to the participants.

    The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute up to 15% of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2001, the Board of Directors and

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(5) STOCK OPTIONS AND PENSION PLANS (CONTINUED) management of the Company approved a contribution to the 401(k) profit sharing plan of $151,600 as compared to $152,100 in 2000 and $253,600 in 1999.

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

    The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.

    The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $65,000, $94,000 and $67,000 for the years ended January 31, 2001, 2000 and 1999, respectively. Included in other assets is $1,510,000 and $1,324,000 for the cash surrender value as of January 31, 2001 and 2000, respectively.

(6)  CAPITAL STOCK

    As of January 31, 2001 and 2000, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2001 and January 31, 2000, 8,512,000 shares and 8,404,000 shares were issued and outstanding, respectively.

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

(7)  COMMITMENTS

    The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates to fiscal year 2011. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $2,676,000 in 2001, $2,228,000 in 2000 and $1,843,000 in 1999.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(7)  COMMITMENTS (CONTINUED)
    At January 31, 2001, minimum rental payment obligations under operating leases were as follows:

2002........................................................  $1,363,000
2003........................................................   1,195,000
2004........................................................     896,000
2005........................................................     721,000
2006........................................................     428,000
Thereafter..................................................     875,000
                                                              ----------
                                                              $5,478,000
                                                              ==========

(8)  ACCRUED EXPENSES

    A summary of accrued expenses at January 31 is as follows:

                                                          2001         2000
                                                       ----------   ----------
Compensation and employee benefits...................  $2,220,000   $2,308,000
Other................................................   1,274,000      914,000
                                                       ----------   ----------
                                                       $3,494,000   $3,222,000
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

(10)  SEGMENT OF BUSINESS INFORMATION

    The Company maintains two core operating segments: Engineering & Evaluation and Technical Staffing.

    The Engineering & Evaluation segment operates test laboratories in various states in the U.S., the United Kingdom and Japan and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, nuclear, automotive and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States' Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier's systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies' quality policy, quality system documentation and quality records.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(10)  SEGMENT OF BUSINESS INFORMATION (CONTINUED)
    The Technical Staffing segment locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them to clients either on a temporary or permanent basis.

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

    Direct and indirect revenues of the Engineering & Evaluation Group from federal agencies of approximately $26,019,000 in 2001, $25,933,000 in 2000 and $25,945,000 in 1999, consist principally of sales under subcontracts to customers with government contracts. One major customer represented $3,336,000 of the 2001 Technical staffing net revenues. Total revenues from customers in foreign (UK) operations were $394,000, $867,000 and $548,000 in 2001, 2000, and
1999, respectively. Assets utilized in the foreign (UK) subsidiaries were $528,000, $807,000 and $485,000 as of January 31, 2001, 2000 and 1999,
respectively.

    The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

    The following table illustrates each segment's operating income for 2001, 2000 and 1999. Assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate, fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

                                                              JANUARY 31, 2001
                                           ------------------------------------------------------
                                           ENGINEERING &    TECHNICAL
                                            EVALUATION      STAFFING     CORPORATE       TOTAL
                                           -------------   -----------   ----------   -----------
Net revenues.............................   $58,277,000    $26,527,000   $      --    $84,804,000
                                            ===========    ===========   ==========   ===========

Gross profit.............................    15,660,000      6,124,000          --     21,784,000

Selling, general and administrative
  expense................................    11,278,000      7,307,000          --     18,585,000
                                            -----------    -----------   ----------   -----------

Operating income (loss)..................     4,382,000     (1,183,000)         --      3,199,000

Other income (expense):

  Interest expense, net..................    (1,828,000)      (222,000)         --     (2,050,000)

  Other..................................      (255,000)       (71,000)         --       (326,000)
                                            -----------    -----------   ----------   -----------

Income (loss) before income taxes,
  minority interest, discontinued
  operations and cumulative effect of
  change in accounting for start-up
  expenses...............................   $ 2,299,000    $(1,476,000)  $      --    $   823,000
                                            ===========    ===========   ==========   ===========

Assets...................................   $45,052,000    $ 9,225,000   $7,044,000   $61,321,000
                                            ===========    ===========   ==========   ===========

Equity Investments.......................   $   132,000    $        --   $      --    $   132,000
                                            ===========    ===========   ==========   ===========

Expenditures for long-lived assets.......   $ 6,282,000    $   311,000   $ 127,000    $ 6,720,000
                                            ===========    ===========   ==========   ===========

Depreciation and amortization............   $ 3,540,000    $   418,000   $ 239,000    $ 4,197,000
                                            ===========    ===========   ==========   ===========

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

                                                               JANUARY 31, 2000
                                             -----------------------------------------------------
                                             ENGINEERING     TECHNICAL
                                             & EVALUATION    STAFFING     CORPORATE       TOTAL
                                             ------------   -----------   ----------   -----------
Net revenues...............................  $49,637,000    $34,487,000   $       --   $84,124,000
                                             ===========    ===========   ==========   ===========
Gross profit...............................   14,672,000      9,323,000           --    23,995,000
Selling, general and administrative
  expense..................................    9,180,000      9,725,000           --    18,905,000
                                             -----------    -----------   ----------   -----------
Operating income (loss)....................    5,492,000       (402,000)          --     5,090,000
Other income (expense):
  Interest expense, net....................   (1,251,000)      (293,000)          --    (1,544,000)
  Settlement and related legal expenses....   (1,598,000)            --           --    (1,598,000)
  Other....................................     (367,000)       236,000           --      (131,000)
                                             -----------    -----------   ----------   -----------
Income (loss) before income taxes, minority
  interest, discontinued operations and
  cumulative effect of change in accounting
  for start-up expenses....................  $ 2,276,000    $  (459,000)  $       --   $ 1,817,000
                                             ===========    ===========   ==========   ===========
Assets.....................................  $40,192,000    $11,475,000   $6,964,000   $58,631,000
                                             ===========    ===========   ==========   ===========
Equity Investments.........................  $   120,000    $        --   $       --   $   120,000
                                             ===========    ===========   ==========   ===========
Expenditures for long-lived assets.........  $ 7,705,000    $ 1,673,000   $   61,000   $ 9,439,000
                                             ===========    ===========   ==========   ===========
Depreciation and amortization..............  $ 3,077,000    $   191,000   $  209,000   $ 3,477,000
                                             ===========    ===========   ==========   ===========

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

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
                                              ===========     ===========   ==========   ===========

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(11)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             THREE MONTHS ENDED
                                            -----------------------------------------------------
2001                                         APRIL 30       JULY 31     OCTOBER 31    JANUARY 31
----                                        -----------   -----------   -----------   -----------
Net revenues..............................  $21,190,000   $20,606,000   $22,103,000   $20,905,000
Gross profit..............................    6,000,000     5,637,000     5,740,000     4,407,000
Income (loss) from continuing
  operations..............................      762,000       150,000       424,000      (905,000)
Net income (loss).........................      762,000       150,000       424,000      (905,000)
Basic earnings (loss) per common share
  Continuing operations...................         0.09          0.02          0.05         (0.11)
Net Income (loss)*........................         0.09          0.02          0.05         (0.11)
Diluted earnings (loss) per common share
  Continuing operations...................         0.09          0.02          0.05         (0.11)
Net Income (loss)*........................         0.09          0.02          0.05         (0.11)
Weighted average common shares
  outstanding.............................    8,460,000     8,509,000     8,509,000     8,510,000
Dilutive effect of stock options..........       84,000        69,000        22,000            --
Weighted average common shares
  outstanding, assuming dilution..........    8,544,000     8,578,000     8,531,000     8,510,000

------------------------

* Per share data may not always add to the total for the year because each figure is independently calculated.

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                        JANUARY 31, 2001, 2000 AND 1999

(11)  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

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

                                  SCHEDULE II

               NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

                  COLUMN A                     COLUMN B        COLUMN C         COLUMN D      COLUMN E
--------------------------------------------  ----------   ----------------   ------------   ----------
                                              BALANCE AT     ADDITIONS--                     BALANCE AT
                                              BEGINNING    CHARGED TO COSTS   DEDUCTIONS--      END
DESCRIPTION                                   OF PERIOD      AND EXPENSES     DESCRIBE(A)    OF PERIOD
-----------                                   ----------   ----------------   ------------   ----------
Allowance for doubtful accounts receivable:
  2001......................................   $803,000       $1,540,000      $(1,113,000)   $1,230,000
                                               ========       ==========      ===========    ==========
  2000......................................   $904,000       $  454,000      $  (555,000)   $  803,000
                                               ========       ==========      ===========    ==========
  1999......................................   $741,000       $  289,000      $  (126,000)   $  904,000
                                               ========       ==========      ===========    ==========

------------------------

(a) Write-off of uncollectible accounts receivable, net of recoveries.