Form 10-Q
period 2001-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2001-06-12
CIK 110536

================================================================================
                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended April 30, 2001

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

The number of shares of common stock, no par value, outstanding as of June 11, 2001 was 8,447,425.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES



Index



PART I. FINANCIAL INFORMATION                                           Page No.


Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets as of
           April 30, 2001 (unaudited) and January 31, 2001                   3

           Unaudited Condensed Consolidated Statements of Income
           For the Three Months Ended April 30, 2001 and 2000                4

           Unaudited Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended April 30, 2001 and 2000                5

           Notes to the Unaudited Condensed Consolidated Financial
           Statements                                                        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8


PART II. OTHER INFORMATION & SIGNATURE


Item 6. Exhibits and Reports on Form 8-K                                    14

PART I - FINANCIAL

ITEM 1.  FINANCIAL STATEMENTS
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                    April 30,     January 31,
                                                                                      2001           2001
                                                                                  (unaudited)
                                                                                 ----------------------------
                            ASSETS
                            ------
CURRENT ASSETS:
   Cash                                                                          $  2,372,000    $  3,344,000
   Accounts receivable, less allowance for doubtful accounts
     of $1,223,000 at April 30, 2001 and $1,230,000 at January 31, 2001            18,874,000      19,856,000
   Income taxes receivable                                                            224,000         676,000
   Inventories                                                                      1,576,000       1,714,000
   Deferred tax assets                                                              1,388,000       1,387,000
   Prepaid expenses                                                                 1,006,000         740,000
                                                                                 ----------------------------
     Total current assets                                                          25,440,000      27,717,000

Property, plant and equipment, at cost                                             70,935,000      69,997,000
Less: accumulated depreciation                                                     41,428,000      40,313,000
                                                                                 ----------------------------
    Net property, plant and equipment                                              29,507,000      29,684,000

Property held for sale                                                                544,000         544,000
Intangible assets                                                                     960,000         997,000
Other assets                                                                        2,226,000       2,379,000
                                                                                 ----------------------------
        TOTAL ASSETS                                                             $ 58,677,000    $ 61,321,000
                                                                                 ============================
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                              $  3,169,000    $  4,900,000
   Accrued expenses                                                                 3,538,000       3,494,000
   Current installments of long-term debt                                           3,641,000       3,572,000
                                                                                 ----------------------------
     Total current liabilities                                                     10,348,000      11,966,000

Long-term debt, excluding current installments                                     18,632,000      19,782,000
Deferred income taxes                                                               3,626,000       3,534,000
Deferred compensation                                                                 775,000         806,000
Minority interest                                                                     106,000         106,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000; issued and outstanding
    8,485,000 as of April 30, 2001 and 8,512,000 as of January 31, 2001            12,318,000      12,381,000
   Retained earnings                                                               12,932,000      12,798,000
   Accumulated other comprehensive income                                             (60,000)        (52,000)
                                                                                 ----------------------------
     Total shareholders' equity                                                    25,190,000      25,127,000
                                                                                 ----------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 58,677,000    $ 61,321,000
                                                                                 ============================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended April 30, 2001 and 2000

                                                                                   2001            2000
                                                                              ----------------------------
Revenues                                                                      $ 19,376,000    $ 21,190,000

Cost of sales                                                                   14,548,000      15,190,000
                                                                              ----------------------------
     Gross profit                                                                4,828,000       6,000,000

Selling, general and administrative expense                                      4,073,000       4,170,000
                                                                              ----------------------------
     Operating income                                                              755,000       1,830,000
Other expense:
   Interest expense, net                                                          (502,000)       (490,000)
   Other                                                                           (27,000)        (77,000)
                                                                              ----------------------------
Total other expense                                                               (529,000)       (567,000)

Income before income taxes and minority interest                                   226,000       1,263,000
Income taxes                                                                        92,000         505,000
                                                                              ----------------------------
Income before minority interest                                                    134,000         758,000
Minority interest                                                                        -           4,000
                                                                              ----------------------------
Net income                                                                    $    134,000    $    762,000
                                                                              ============================
Net income per common share:
   Basic                                                                      $       0.02    $       0.09
                                                                              ============================
   Diluted                                                                    $       0.02            0.09
                                                                              ============================

Weighted average common shares outstanding                                       8,503,000       8,460,000
Dilutive effect of stock options                                                    27,000          84,000
                                                                              ----------------------------
Weighted average common shares outstanding,
 assuming dilution                                                               8,530,000       8,544,000
                                                                              ============================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2001 and 2000

                                                                                    2001           2000
                                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                           $   134,000    $   762,000
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                   1,152,000      1,001,000
  Provisions for losses on receivables                                               (7,000)       264,000
  Undistributed earnings of affiliate                                                     -         (4,000)
  Deferred income taxes                                                              91,000          3,000
  Changes in assets and liabilities:
    Accounts receivable                                                             989,000     (1,795,000)
    Inventories                                                                     138,000       (582,000)
    Prepaid expenses                                                               (266,000)      (113,000)
    Other assets and Intangibles                                                    185,000        (73,000)
    Accounts payable                                                             (1,731,000)    (1,338,000)
    Accrued expenses                                                                 44,000        951,000
    Deferred income                                                                       -      1,278,000
    Deferred compensation                                                           (31,000)       132,000
    Income taxes                                                                    452,000      1,438,000
                                                                                --------------------------
Cash provided by operating activities                                             1,150,000      1,924,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                        (938,000)    (1,386,000)
  Investment in life insurance                                                      (32,000)             -
                                                                                --------------------------
Net cash used for investing activities                                             (970,000)    (1,386,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                          245,000      1,480,000
  Repayments of current and long-term debt                                       (1,326,000)    (1,742,000)
  Cash dividends paid                                                                     -       (168,000)
  Proceeds from stock options exercised                                                   -        145,000
  Common stock repurchase                                                           (63,000)             -
                                                                                --------------------------
Net cash used by financing activities                                            (1,144,000)      (285,000)
                                                                                --------------------------
Effect of exchange rate changes on cash and cash equivalents                         (8,000)       (13,000)
                                                                                --------------------------

Net increase (decrease) in cash                                                    (972,000)      (240,000)
Beginning cash balance                                                            3,344,000      3,133,000
                                                                                --------------------------

ENDING CASH BALANCE                                                             $ 2,372,000    $ 3,373,000
                                                                                ==========================

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2001.

      The statements presented as of and for the three months ended April 30, 2001 and 2000 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended April 30, 2001 and 2000 total comprehensive income was $126,000 and $749,000 respectively. The reported amount for total comprehensive income differs from net income for the three months ended April 30, 2001 due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the three months ended April 30, 2001 was $494,000 and $55,000, respectively. Cash paid for interest and taxes for the three months ended April 30, 2000 was $518,000 and $22,000 respectively.

6.    Minority Interest

      Minority interest in the Company's NQA-USA, Inc. subsidiary is a result of 50% of the stock of NQA-USA, Inc. being issued to National Quality Assurance, Ltd. Effective with fiscal 2002, profits and losses are allocated 51% to NTS, and 49% to National Quality Assurance, Ltd. In fiscal 2001, profits and losses were allocated 61% to NTS, and 39% to National Quality Assurance, Ltd.

7.    Dividends

      On February 6, 2001, the Company's Board of Directors announced the discontinuance of the Company's policy of paying ordinary and special dividends.

8.    Stock Repurchase

      On February 6, 2001, the Company's Board of Directors authorized the repurchase of up to 125,000 shares of common stock in open market purchases at then prevailing prices. As of April 30, 2001 the company had purchased 26,900 shares at an average price of $2.32.

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

GENERAL

      NTS is a diversified services company that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, NTS helps its customers reduce their time to market and enhance their overall competitiveness.

      NTS operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the country, as well as England and Japan, serving a large variety of high technology industries, including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow clients to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations, which allows the Company to have its test data accepted in the European Union, Taiwan, Japan, Singapore, Australia, the United States and Canada.

      The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its clients' information technology ("IT"), information systems ("IS") and software engineering needs. This segment's objective is to build long-term relationships with companies and employees and to maximize talent processes and technology for client organizations.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the three months ended April 30.

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended April 30,          2001   % Change         2000
(Dollars in thousands)         -----------------------------------

Engineering & Evaluation       $    13,665     (5.7)%   $   14,491
Technical Staffing                   5,711    (14.7)%        6,699
                               -----------              ----------
   Total revenues              $    19,376     (8.6)%   $   21,190
                               ===========              ==========

For the three months ended April 30, 2001, consolidated revenues decreased by $1,814,000 or 8.6% when compared to the same period in fiscal 2001.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2001, Engineering and Evaluation revenues decreased by $826,000 or 5.7% when compared to the same period in fiscal 2001, primarily due to a temporary slowdown in the automotive business, the shut down of the Rye Canyon facility during the second half of fiscal 2001 and a lingering weakness in the aerospace and defense segments of the business. These decreases were partially offset by an increase in computer software and hardware testing and a slight increase in telecommunications testing.

Technical Staffing:
-------------------
For the three months ended April 30, 2001, revenues in Technical Staffing decreased by $988,000 or 14.7% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the general slowdown in the economy. During the fourth quarter of fiscal 2001, in an attempt to reduce costs and further diversify its business model, the Company consolidated some of its locations by moving to virtual offices with regional "Hubs" providing the necessary administrative support.

GROSS PROFIT
Three months ended April 30,       2001   % Change      2000
(Dollars in thousands)        ------------------------------

Engineering & Evaluation      $   3,488   (17.5)%  $   4,228
% to segment revenue              25.5%                29.2%

Technical Staffing                1,340   (24.4)%      1,772
% to segment revenue              23.5%                26.5%
                              ---------            ---------
Total                         $   4,828   (19.5)%  $   6,000
                              =========            =========
% to segment revenue              24.9%                28.3%

Total gross profit for the three months ended April 30, 2001 decreased by $1,172,000 or 19.5% when compared to the same period in fiscal 2001.

Engineering & Evaluation:
------------------------
For the three months ended April 30, 2001, gross profit for the Engineering & Evaluation Group decreased by $740,000 or 17.5% when compared to the same period in fiscal 2001, primarily as a result of the decreased revenues discussed above and the competitive pricing pressures in the aerospace and defense industries.

Technical Staffing:
-------------------
For the three months ended April 30, 2001, gross profit decreased by $432,000 or 24.4% in the Technical Staffing Group when compared to the same period in fiscal 2001. This decrease was primarily due to the decrease in revenues discussed above and increased competitive pricing pressures.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,       2001   % Change      2000
(Dollars in thousands)        ------------------------------

Engineering & Evaluation      $   2,854     26.0%  $   2,264
% to segment revenue              20.9%                15.6%

Technical Staffing                1,219   (36.0)%      1,906
% to segment revenue              21.4%                28.4%
                              ---------            ---------
Total                         $   4,073    (2.3)%  $   4,170
                              =========            =========
% to segment revenue              21.0%                19.7%

Total selling, general and administrative expenses decreased $97,000 or 2.3% for the three months ended April 30, 2001 when compared to the same period in fiscal 2001.

Engineering & Evaluation:
------------------------
For the three months ended April 30, 2001, selling, general and administrative expenses increased by $589,000 or 26.0% when compared to the same period in fiscal 2001, primarily due to increased marketing efforts by the Company to generate new business.

Technical Staffing:
------------------
For the three months ended April 30, 2001, selling, general and administrative expenses decreased by $686,000 or 36.0% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the consolidation of the staffing operations in an effort to streamline this business.

OPERATING INCOME)
Three months ended April 30,       2001   % Change      2000
(Dollars in thousands)
                              -------------------------------

Engineering & Evaluation      $     634    (67.7)% $    1,964
% to segment revenue               4.6%                 13.6%

Technical Staffing                  121     190.2%      (134)
% to segment revenue               2.1%                (2.0)%
                              ---------            ----------
Total                         $     755    (58.7)% $    1,830
                              =========            ==========
% to segment revenue               3.9%                  8.6%


Operating income for the three months ended April 30, 2001 decreased by $1,075,000 or 58.7% when compared to fiscal 2001.

For the three months ended April 30, 2001, operating income in the Engineering & Evaluation Group decreased by $1,329,000 or 67.7% when compared to the same period in fiscal 2001, as a result of the decrease in gross profit and the increase in selling and general and administrative expenses discussed above.

For the three months ended April 30, 2001, operating income in the Technical Staffing Group increased by $254,000 or 190.2% when compared to the same period in fiscal 2001, as a result of the decrease in selling and general and administrative expenses.

INTEREST EXPENSE

Net interest expense increased by $12,000 in the three months ended April 30, 2001 when compared to the same period in fiscal 2001. This increase was principally due to higher average debt balances for the three months ended April 30, 2001 offset by slightly lower weighted average interest rates when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 40.7% for the three months ended April 30, 2001 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2002. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The decrease in net income for the three months ended April 30, 2001, compared to the same period in fiscal 2001, was primarily due to the lower gross profit in both segments of the business and the increase in selling and administrative expenses in the Engineering & Evaluation segment.

BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------

The Company's basic service is to provide conformity assessment services. The Company is well positioned to service the needs of each of these markets with its current locations and certification, registration and test capability. Market needs do change, and NTS is well positioned to reallocate resources which include test equipment and personnel to meet the market demands. Growth for the balance of the year will be dependent on the economic condition and the anticipated increase in research and development spending in the telecommunication, aerospace, and defense industries.

The Company anticipates that its growth in fiscal year 2002 will be derived primarily from functional certification test activities, provided to its customers in the telecommunication market.

Technical Staffing:
-------------------

The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its clients' needs. The Company has moved from the traditional "bricks and mortar" model of a business to a "virtual office" model with regional "Hubs" providing the necessary administrative support to the virtual offices. The Company believes that this new business model will reduce the costs of doing business and at the same time increase productivity of the staff. However, the shortage of qualified temporary and permanent candidates is still an obstacle to a sustained growth in this highly competitive business. The opportunity for growth is a strategy to leverage off the Engineering & Evaluation clients and provide technical and engineering personnel as a complete package to the certification, registration and test services the company currently provide. The goal is to align NTS as a complete solution to the clients' product development needs, which will include consultants and technical experts provided by the staffing division.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended April 30, 2001, cash provided by operations decreased by $774,000 when compared to the same period in fiscal 2001. This decrease was primarily due to the effect of changes in deferred income, income taxes, accrued expenses, net income, accounts payable, provisions for losses on receivables, deferred compensation, and prepaid expenses, partially offset by increases in accounts receivable, inventories, other assets and intangibles, depreciation and amortization, and deferred income taxes.

Net cash used in investing activities in the three-month period ended April 30, 2001 decreased by $416,000 over the same period in fiscal 2001, primarily due to the decrease in capital purchases during the three-month period ended April 30, 2001, partially offset by increases in life insurance investments.

In the three-month period ended April 30, 2001, net cash used by financing activities increased by $859,000 over the same period in fiscal 2001. Net cash used by financing activities consisted of debt reduction on lines of credit and short term and long term debt of $1,326,000 and repurchase of common stock of $63,000, partially offset by increases in proceeds from lines of credit and term loans of $245,000.

In September 1997, the Company negotiated with Sanwa Bank California, as agent, and Mellon Bank, for a credit agreement, which included a $6,000,000 revolving line of credit at an interest rate equal to the bank's reference rate plus 0.25%. On October 30, 1998, the credit agreement was amended to extend the term of the revolving line to September 8, 2000 and to increase the revolving line amount from $6,000,000 to $8,000,000 at an interest rate equal to the bank's reference rate. A flat fee of $18,750 was charged to set up the new revolving line and a facility fee of 0.5% of the total line is charged on a quarterly basis. On October 29, 1999, the credit agreement was amended again to extend the term of the revolving line to September 8, 2001 and to increase the revolving line amount from $8,000,000 to $10,000,000 at an interest rate equal to the bank's reference rate. Effective October 31, 2000, the credit agreement was amended again to extend the term of the revolving line to November 1, 2002 and to increase the line amount to $11,000,000 which was amended back to $10,000,000 on April 24, 2001.

The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at April 30, 2001 was $3,969,000.

At April 30, 2001, the Company was out of compliance with one of its loan covenants. The Company requested and received a waiver of the non-compliance from its Banks. Management is not aware of any significant demands for capital funds that may materially affect the short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's future working capital will be provided from operations and the current bank revolving line of credit which had $1,243,000 available at April 30, 2001.

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            (None)

        (b) Form 8-K

        During the quarter ended April 30, 2001 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NATIONAL TECHNICAL SYSTEMS, INC.



Date:  June 12, 2001                         By:       /s/ Lloyd Blonder
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