Form 10-Q
period 2001-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2001-12-13
CIK 110536

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarterly Period Ended October 31, 2001

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For transition period from ________________  to _________________


                                       0-16438
                               (Commission File Number)

                           NATIONAL TECHNICAL SYSTEMS, INC.
             -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             California                              95-4134955
       ----------------------                  ----------------------
      (State of Incorporation)                     (IRS Employer
                                               Identification number)

              24007 Ventura Boulevard, Suite 200, Calabasas, California
              ---------------------------------------------------------
                 (Address of registrant's principal executive office)

           (818) 591-0776                                  91302
       -----------------------------                    ---------
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

The number of shares of common stock, no par value, outstanding as of December 11, 2001 was 8,422,925.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART I.   FINANCIAL INFORMATION
                                                                      Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            October 31, 2001 (unaudited) and January 31, 2001              3

            Unaudited Condensed Consolidated Statements of Income
            For the Nine Months Ended October 31, 2001 and 2000            4

            Unaudited Condensed Consolidated Statements of Operations
            For the Three Months Ended October 31, 2001 and 2000           5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended October 31, 2001 and 2000            6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                     7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9


PART II.   OTHER INFORMATION & SIGNATURE


Item 6.   Exhibits and Reports on Form 8-K                                17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consoliated Balance Sheets

                                                                                  October 31,     January 31,
                                                                                      2001           2001
                                                                                  (unaudited)
                                                                                 ----------------------------
                            ASSETS
                            ------
CURRENT ASSETS:
   Cash                                                                          $  4,371,000    $  3,344,000
   Accounts receivable, less allowance for doubtful accounts
     of $876,000 at October 31, 2001 and $1,230,000 at January 31, 2001            15,950,000      19,856,000
   Income taxes receivable                                                            434,000         676,000
   Inventories                                                                      1,292,000       1,714,000
   Deferred tax assets                                                              1,388,000       1,387,000
   Prepaid expenses                                                                 1,456,000         740,000
                                                                                 ----------------------------
     Total current assets                                                          24,891,000      27,717,000

Property, plant and equipment, at cost                                             72,256,000      69,997,000
Less: accumulated depreciation                                                     43,700,000      40,313,000
                                                                                 ----------------------------
    Net property, plant and equipment                                              28,556,000      29,684,000

Property held for sale                                                                544,000         544,000
Intangible assets                                                                     895,000         997,000
Other assets                                                                        2,223,000       2,379,000
                                                                                 ----------------------------
        TOTAL ASSETS                                                             $ 57,109,000    $ 61,321,000
                                                                                 ============================
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                              $  3,164,000    $  4,900,000
   Accrued expenses                                                                 3,019,000       3,367,000
   Deferred income                                                                    718,000         127,000
   Current installments of long-term debt                                           3,761,000       3,572,000
                                                                                 ----------------------------
     Total current liabilities                                                     10,662,000      11,966,000

Long-term debt, excluding current installments                                     16,982,000      19,782,000
Deferred income taxes                                                               3,547,000       3,534,000
Deferred compensation                                                                 831,000         806,000
Minority interest                                                                     106,000         106,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000; issued and outstanding
    8,423,000 as of October 31, 2001 and 8,512,000 as of January 31, 2001          12,209,000      12,381,000
   Retained earnings                                                               12,816,000      12,798,000
   Accumulated other comprehensive income                                             (44,000)        (52,000)
                                                                                 ----------------------------
     Total shareholders' equity                                                    24,981,000      25,127,000
                                                                                 ----------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 57,109,000    $ 61,321,000
                                                                                 ============================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Nine Months Ended October 31, 2001 and 2000

                                                                                   2001            2000
                                                                              ----------------------------
Net Revenues                                                                  $ 56,496,000    $ 63,899,000
Cost of sales                                                                   43,185,000      46,522,000
                                                                              ----------------------------
     Gross profit                                                               13,311,000      17,377,000

Selling, general and administrative expense                                     11,950,000      13,594,000
                                                                              ----------------------------
     Operating income                                                            1,361,000       3,783,000
Other income (expense):
   Interest expense, net                                                        (1,411,000)     (1,487,000)
   Other                                                                            81,000         (82,000)
                                                                              ----------------------------
Total other expense                                                             (1,330,000)     (1,569,000)

Income before income taxes and minority interest                                    31,000       2,214,000
Income taxes                                                                        13,000         863,000
                                                                              ----------------------------
Income before minority interest                                                     18,000       1,351,000
Minority interest                                                                        -         (15,000)
                                                                              ----------------------------
Net income                                                                    $     18,000    $  1,336,000
                                                                              ============================
Net income per common share:
   Basic                                                                      $       0.00    $       0.16
                                                                              ============================
   Diluted                                                                    $       0.00            0.16
                                                                              ============================

Weighted average common shares outstanding                                       8,463,000       8,493,000
Dilutive effect of stock options                                                    17,000          58,000
                                                                              ----------------------------
Weighted average common shares outstanding,
 assuming dilution                                                               8,480,000       8,551,000
                                                                              ============================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended October 31, 2001 and 2000

                                                                                   2001            2000
                                                                              ----------------------------
Net Revenues                                                                  $ 18,003,000    $ 22,103,000
Cost of sales                                                                   14,102,000      16,363,000
                                                                              ----------------------------
     Gross profit                                                                3,901,000       5,740,000

Selling, general and administrative expense                                      3,766,000       4,498,000
                                                                              ----------------------------
     Operating income                                                              135,000       1,242,000
Other income (expense):
   Interest expense, net                                                          (450,000)       (500,000)
   Other                                                                            72,000         (26,000)
                                                                              ----------------------------
Total other expense                                                               (378,000)       (526,000)

Income (loss) before income taxes and minority interest                           (243,000)        716,000
Income taxes (benefit)                                                             (96,000)        281,000
                                                                              ----------------------------
Income (loss) before minority interest                                            (147,000)        435,000
Minority interest                                                                        -         (11,000)
                                                                              ----------------------------
Net income (loss)                                                             $   (147,000)   $    424,000
                                                                              ============================
Net income per common share:
   Basic                                                                      $      (0.02)   $       0.05
                                                                              ============================
   Diluted                                                                    $      (0.02)           0.05
                                                                              ============================

Weighted average common shares outstanding                                       8,435,000       8,509,000
Dilutive effect of stock options                                                         -          22,000
                                                                              ----------------------------
Weighted average common shares outstanding,
 assuming dilution                                                               8,435,000       8,531,000
                                                                              ============================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2001 and 2000

                                                                                    2001           2000
                                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                           $    18,000    $ 1,336,000
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                   3,551,000      3,086,000
  Provisions for losses on receivables                                               (7,000)       132,000
  Undistributed earnings of affiliate                                                     -         15,000
  Deferred income taxes                                                              12,000          1,000
  Changes in assets and liabilities:
    Accounts receivable                                                           3,913,000       (919,000)
    Inventories                                                                     422,000     (1,527,000)
    Prepaid expenses                                                               (716,000)      (549,000)
    Other assets and Intangibles                                                    156,000       (259,000)
    Accounts payable                                                             (1,736,000)      (661,000)
    Accrued expenses                                                               (348,000)     1,746,000
    Deferred income                                                                 591,000        241,000
    Deferred compensation                                                            25,000        188,000
    Income taxes receivable                                                         242,000      1,202,000
                                                                                --------------------------
Net Cash provided by operating activities                                         6,123,000      4,032,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                      (2,321,000)    (4,757,000)
                                                                                --------------------------
Net cash used for investing activities                                           (2,321,000)    (4,757,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                        2,568,000      5,516,000
  Repayments of current and long-term debt                                       (5,179,000)    (4,939,000)
  Cash dividends paid                                                                     -       (338,000)
  Proceeds from stock options exercised                                                   -        148,000
  Common stock repurchase                                                          (172,000)             -
                                                                                --------------------------
Net cash provided (used) by financing activities                                 (2,783,000)       387,000
                                                                                --------------------------
Effect of exchange rate changes on cash and cash equivalents                          8,000        (51,000)
                                                                                --------------------------

Net increase (decrease) in cash                                                   1,027,000       (389,000)
Beginning cash balance                                                            3,344,000      3,133,000
                                                                                --------------------------

ENDING CASH BALANCE                                                             $ 4,371,000    $ 2,744,000
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

       The statements presented as of and for the three and nine months ended October 31, 2001 and 2000 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.     Comprehensive Income

       Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the nine months ended October 31, 2001 and 2000, total comprehensive income was $26,000 and $1,285,000, respectively. During the three months ended October 31, 2001 and 2000 total comprehensive income (loss) was $(130,000) and $404,000, respectively. The reported amount for total comprehensive income differs from net income for the three months and nine months ended October 31, 2001 and 2000 due to foreign currency translation adjustments. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2001 was $1,383,000 and $114,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2000 was $1,554,000 and $580,000, respectively.

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

8.    Stock Repurchase

      On February 6, 2001, the Company's Board of Directors authorized the repurchase of common stock in open market purchases subject to the Company's covenants with its banks, which permit the use of a maximum amount equal to 40% of the Company's net profit for the prior fiscal year for such purposes. As of October 31, 2001, the Company had purchased 88,700 shares at an average price of $1.94.

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

GENERAL
-------

      The Company is a diversified services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, the Company helps its customers reduce their time to market and enhance their overall competitiveness.

      The Company operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the country, as well as England and Japan, serving a large variety of high technology industries, including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow clients to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards. The Company is accredited by numerous national and international technical organizations, which allows the Company to have its test data accepted in the European Union, Taiwan, Japan, Australia, the United States and Canada.

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

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the nine months ended October 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Nine months ended October 31,        2001   % Change         2000
(Dollars in thousands)         -----------------------------------

Engineering & Evaluation       $    40,751     (7.4)%   $   44,004
Technical Staffing                  15,745    (20.9)%       19,895
                               -----------              ----------
   Total revenues              $    56,496    (11.6)%   $   63,899
                               ===========              ==========

For the nine months ended October 31, 2001, consolidated revenues decreased by $7,403,000 or 11.6% when compared to the same period in fiscal 2001.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2001, Engineering & Evaluation revenues decreased by $3,253,000 or 7.4% when compared to the same period in fiscal 2001, primarily due to the continuing recession in the U.S. economy which has severely affected the automotive, telecommunications and computer software and hardware testing business. The impact of the slowdown in the computer testing business was so severe in the U.K that the Company decided to shut down its U.K. operations. The Company also shut down its Largo, Florida location and is in the process of allocating their assets to the Company's other testing locations. Because of the September 11, 2001 tragedy, revenues for the month of September plummeted more than $ 840,000 from the Company's average revenues year to date through August 2001. Revenues were also affected by the shut down of the Rye Canyon facility during the second half of fiscal 2001.

Technical Staffing:
-------------------
For the nine months ended October 31, 2001, revenues in Technical Staffing decreased by $4,150,000 or 20.9% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the general slowdown in the economy. The continuing recession has negatively impacted the growth in the staffing industry, as companies are not looking to increase their work force. During the fourth quarter of fiscal 2001, in an attempt to reduce costs and further diversify its business model, the Company consolidated some of its locations by moving to virtual offices with regional "Hubs" providing the necessary administrative support.

GROSS PROFIT
Nine months ended October 31,      2001   % Change      2000
(Dollars in thousands)        ------------------------------

Engineering & Evaluation      $   9,645   (24.1)%  $  12,700
% to segment revenue              23.7%                28.9%

Technical Staffing                3,666   (21.6)%      4,677
% to segment revenue              23.3%                23.5%
                              ---------            ---------
Total                         $  13,311   (23.4)%  $  17,377
                              =========            =========
% to segment revenue              23.6%                27.2%

Total gross profit for the nine months ended October 31, 2001 decreased by $4,066,000 or 23.4% when compared to the same period in fiscal 2001.

Engineering & Evaluation:
------------------------
For the nine months ended October 31, 2001, gross profit for the Engineering & Evaluation Group decreased by $3,055,000 or 24.1% when compared to the same period in fiscal 2001, primarily as a result of the decreased revenues discussed above and the competitive pricing pressures in all segments of the business. Gross profit as a percentage of sales decreased by 5.2% due to increases in depreciation, utility costs, insurance, workers compensation and other employee benefits.

Technical Staffing:
-------------------
For the nine months ended October 31, 2001, gross profit decreased by $1,011,000 or 21.6% in the Technical Staffing Group when compared to the same period in fiscal 2001. This decrease was primarily due to the decrease in revenues discussed above.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,      2001   % Change      2000
(Dollars in thousands)        ------------------------------

Engineering & Evaluation      $   8,441      7.9%  $   7,820
% to segment revenue              20.7%                17.8%

Technical Staffing                3,509   (39.2)%      5,774
% to segment revenue              22.3%                29.0%
                              ---------            ---------
Total                         $  11,950   (12.1)%  $  13,594
                              =========            =========
% to segment revenue              21.2%                21.3%

Total selling, general and administrative expenses decreased $1,644,000 or 12.1% for the nine months ended October 31, 2001 when compared to the same period in fiscal 2001.

Engineering & Evaluation:
------------------------
For the nine months ended October 31, 2001, selling, general and administrative expenses increased by $621,000 or 7.9% when compared to the same period in fiscal 2001, primarily due to increased marketing efforts by the Company to generate new business.

Technical Staffing:
------------------
For the nine months ended October 31, 2001, selling, general and administrative expenses decreased by $2,265,000 or 39.2% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the consolidation of the staffing operations in an effort to streamline this business. In addition, for the nine months ended October 31, 2000, selling, general and administrative expenses included $880,000 in bad debt expense as a result of costs incurred in servicing one customer, which were deemed to be un-reimbursable due to fraud perpetrated against the Company.

OPERATING INCOME
Nine months ended October 31,      2001   % Change      2000
(Dollars in thousands)
                              -------------------------------

Engineering & Evaluation      $   1,204    (75.3)% $    4,880
% to segment revenue               3.0%                 11.1%

Technical Staffing                  157     114.3%    (1,097)
% to segment revenue               1.0%                (5.5)%
                              ---------            ----------
Total                         $   1,361    (64.0)% $    3,783
                              =========            ==========
% to segment revenue               2.4%                  5.9%


Operating income for the nine months ended October 31, 2001 decreased by $2,422,000 or 64.0% when compared to fiscal 2001.

For the nine months ended October 31, 2001, operating income in the Engineering & Evaluation Group decreased by $3,676,000 or 75.3% when compared to the same period in fiscal 2001, as a result of the decrease in gross profit and the increase in selling, general and administrative expenses discussed above.

For the nine months ended October 31, 2001, operating income in the Technical Staffing Group increased by $1,254,000 or 114.3% when compared to the same period in fiscal 2001, as a result of the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

Net interest expense decreased by $76,000 in the nine months ended October 31, 2001 when compared to the same period in fiscal 2001. This decrease was principally due to slightly lower average debt balances for the nine months ended October 31, 2001 and lower weighted average interest rates when compared to the same period last year.

INCOME TAXES

The income tax provision rate of 41.9% for the nine months ended October 31, 2001 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2002. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly, based upon projected future taxable income of the Company.

NET INCOME

The decrease in net income for the nine months ended October 31, 2001, compared to the same period in fiscal 2001, was primarily due to the lower gross profit in both segments of the business and the increase in selling, general and administrative expenses in the Engineering & Evaluation segment.

The following information is based upon results for the Company for the three months ended October 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended October 31,        2001   % Change         2000
(Dollars in thousands)         -----------------------------------

Engineering & Evaluation       $    13,045    (11.8)%   $   14,790
Technical Staffing                   4,958    (32.2)%        7,313
                               -----------              ----------
   Total revenues              $    18,003    (18.5)%   $   22,103
                               ===========              ==========

For the three months ended October 31, 2001, consolidated revenues decreased by $4,100,000 or 18.5% when compared to the same period in fiscal 2001.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2001, Engineering & Evaluation revenues decreased by $1,745,000 or 11.8% when compared to the same period in fiscal 2001, primarily due to the continuing recession in the U.S. economy which has severely affected the automotive, telecommunications and computer software and hardware testing business. The impact of the slowdown in the computer testing business was so severe in the U.K that the Company decided to shut down its U.K. operations. The Company also shut down its Largo, Florida location and is in the process of allocating their assets to the Company's other testing locations. Because of the September 11, 2001 tragedy, revenues for the month of September plummeted more than $ 840,000 from the Company's average revenues year to date through August 2001.

Technical Staffing:
-------------------
For the three months ended October 31, 2001, revenues in Technical Staffing decreased by $2,355,000 or 32.2% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the general slowdown in the economy. The continuing recession has negatively impacted the growth in the staffing industry, as companies are not looking to increase their work force. During the fourth quarter of fiscal 2001, in an attempt to reduce costs and further diversify its business model, the Company consolidated some of its locations by moving to virtual offices with regional "Hubs" providing the necessary administrative support.

GROSS PROFIT
Three months ended October 31,     2001   % Change      2000
(Dollars in thousands)        ------------------------------

Engineering & Evaluation      $   2,791   (31.7)%  $   4,085
% to segment revenue              21.4%                27.6%

Technical Staffing                1,110   (32.9)%      1,655
% to segment revenue              22.4%                22.6%
                              ---------            ---------
Total                         $   3,901   (32.0)%  $   5,740
                              =========            =========
% to segment revenue              21.7%                26.0%

Total gross profit for the three months ended October 31, 2001 decreased by $1,839,000 or 32.0% when compared to the same period in fiscal 2001.

Engineering & Evaluation:
------------------------
For the three months ended October 31, 2001, gross profit for the Engineering & Evaluation Group decreased by $1,294,000 or 31.7% when compared to the same period in fiscal 2001, primarily as a result of the decreased revenues discussed above and the competitive pricing pressures in all segments of the business. Gross profit as a percentage of sales decreased by 6.2% due to increases in depreciation, utility costs, insurance, workers compensation and other employee benefits.

Technical Staffing:
-------------------
For the three months ended October 31, 2001, gross profit decreased by $545,000 or 32.9% in the Technical Staffing Group when compared to the same period in fiscal 2001. This decrease was primarily due to the decrease in revenues discussed above.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,     2001   % Change      2000
(Dollars in thousands)        ------------------------------

Engineering & Evaluation      $   2,698    (6.2)%  $   2,877
% to segment revenue              20.7%                19.5%

Technical Staffing                1,068   (34.1)%      1,621
% to segment revenue              21.5%                22.2%
                              ---------            ---------
Total                         $   3,766   (16.3)%  $   4,498
                              =========            =========
% to segment revenue              20.9%                20.4%

Total selling, general and administrative expenses decreased $732,000 or 16.3% for the three months ended October 31, 2001 when compared to the same period in fiscal 2001.

Engineering & Evaluation:
------------------------
For the three months ended October 31, 2001, selling, general and administrative expenses decreased by $179,000 or 6.2% when compared to the same period in fiscal 2001, as a result of the cost reduction programs including reductions in staff implemented during the current year.

Technical Staffing:
------------------
For the three months ended October 31, 2001, selling, general and administrative expenses decreased by $553,000 or 34.1% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the consolidation of the staffing operations in an effort to streamline this business.

OPERATING INCOME
Three months ended October 31,     2001   % Change      2000
(Dollars in thousands)
                              -------------------------------

Engineering & Evaluation      $      93    (92.3)% $    1,208
% to segment revenue               0.7%                  8.2%

Technical Staffing                   42      23.5%         34
% to segment revenue               0.8%                  0.5%
                              ---------            ----------
Total                         $     135    (89.1)% $    1,242
                              =========            ==========
% to segment revenue               0.7%                  5.6%

Operating income for the three months ended October 31, 2001 decreased by $1,107,000 or 89.1% when compared to fiscal 2001.

For the three months ended October 31, 2001, operating income in the Engineering & Evaluation Group decreased by $1,115,000 or 92.3% when compared to the same period in fiscal 2001, primarily as a result of the decrease in gross profit.

For the three months ended October 31, 2001, operating income in the Technical Staffing Group increased by $8,000 or 23.5% when compared to the same period in fiscal 2001, primarily as a result of the decrease in selling, general and administrative expenses, offset by the decrease in gross profit.

INTEREST EXPENSE

Net interest expense decreased by $50,000 in the three months ended October 31, 2001 when compared to the same period in fiscal 2001. This decrease was principally due to lower average debt balances for the three months ended October 31, 2001 and lower weighted average interest rates when compared to the same period last year.

INCOME TAXES

The income tax provision rate of 39.5% for the three months ended October 31, 2001 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2002. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The decrease in net income for the three months ended October 31, 2001, compared to the same period in fiscal 2001, was primarily due to the lower gross profit in both segments of the business.

BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------

The Company's basic service is to provide conformity assessment services. The Company is well positioned to service the needs of each of these markets with its current locations, extensive equipment capability, world wide recognized accreditations, and technical staff and national sales staff. Market needs do change, and the Company is well positioned to reallocate resources which include test equipment and personnel to meet the market demands. Growth and profitability will be dependent on general economic conditions and an increase in research and development spending in the telecommunication, aerospace, and defense industries as well as business expansion in the broadband and wireless markets.

Technical Staffing:
-------------------

The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its clients' needs. The strategy for growth is to aggressively pursue new business and leverage off the Engineering & Evaluation clients and provide on site technical and engineering personnel for product compliance departments as a complete package to augment the physical and functional compliance activity the company currently provides at each of its test locations. The goal is to align the Company as a complete solution to support the clients' product development needs and product compliance requirements. These needs and requirements include consultants and technical experts provided by the staffing division.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended October 31, 2001, cash provided by operations increased by $2,091,000 when compared to the same period in fiscal 2001. This increase was primarily due to the reductions in accounts receivable and inventories.

Net cash used in investing activities in the nine-month period ended October 31, 2001 decreased by $2,436,000 over the same period in fiscal 2001, primarily due to the decrease in capital purchases during the nine-month period ended October 31, 2001.

In the nine-month period ended October 31, 2001, net cash used by financing activities increased by $3,170,000 over the same period in fiscal 2001. Net cash used by financing activities consisted of debt reduction on lines of credit and short term and long term debt of $5,179,000 and repurchase of common stock of $172,000, partially offset by increases in proceeds from lines of credit and term loans of $2,568,000.

The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. The outstanding balance on the line of credit as of October 31, 2001, was $8,167,000 and the outstanding balance on the term loan as of October 31, 2001, was $4,308,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on July 30, 2003. Comerica, as the agent Bank, is sharing 60% of the line with First Bank as the participant Bank sharing 40% of the line. The revolving line of credit will be reduced by $1,500,000 on July 30, 2002 and by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and will pay an additional 0.25% of the commitment amount annually. The Company will also pay a 0.25% fee for any unused line of credit. This agreement is subject to certain covenants which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios.

The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2001 was $3,899,000.

PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K


      (a) Exhibits

        Exhibit 10.14 - Revolving credit agreement between Comerica Bank and NTS effective November 21, 2001

      (b) Form 8-K

        During the quarter ended October 31, 2001 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date:       December 11, 2001           By: /s/ Lloyd Blonder
            -----------------              -------------------
                                        Lloyd Blonder
                                        Senior Vice President
                                        Chief Financial Officer

                                        (Signing on behalf of the
                                        registrant and as principal
                                        financial officer)