Form 10-K
period 2002-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2002-04-30
CIK 110536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2002
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 0-16438

NATIONAL TECHNICAL SYSTEMS, INC.
(Exact name of company as specified in its charter)

CALIFORNIA	95-4134955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24007 Ventura Boulevard, Suite 200 Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 591-0776
(Company's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Title of each class	Name of each exchange on which registered
Common Stock—No Par Value	NASDAQ-NMS

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 18, 2002 was approximately $7,781,000

        The number of shares of Registrant's Common Stock outstanding on April 18, 2002 was 8,667,240.

        Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on June 28, 2002, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.

Annual Report (Form 10-K)

For Year Ended January 31, 2002

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

ITEM 1.    BUSINESS.

        A.    General

        NTS is a diversified services company that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, electronics, nuclear, computers and telecommunications. NTS, utilizing its wide range of testing facilities, staffing solutions and certification services, helps its customers sell their products in world markets. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries. Acceptance of this test data allows NTS to become the market channel for clients to sell their regulated products in world markets.

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

        The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, CA 91302 (telephone: 818-591-0776).

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

        Unless indicated otherwise, the term "Company" or "NTS" includes NTS—Technical Systems and its wholly owned subsidiaries, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, XXCAL, Inc., a California corporation, XXCAL Limited, a United Kingdom corporation, National Quality Assurance, Inc. (NQA), a 50% owned Massachusetts corporation and NTS—CS, a

Delaware corporation, which was sold to NQA, Inc. on October 31, 2000 (See Note 2 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). On December 31, 2000, the Company merged National Technical Services Inc. (formerly S&W Technical Services) a Florida corporation into Wise and Associates, Inc. a Texas corporation, which was merged into XXCAL, Inc. a California corporation.

        The Company is a business to business provider whose primary businesses consist of supplying technical services and solutions to a variety of industries including aerospace, defense, automotive, electronics, nuclear, computers and telecommunications through its wide range of testing facilities, staffing solutions and certification services.

        In fiscal 1998, the Company took over the operations and employees of the Science and Engineering Test Laboratories at McClellan Air Force base located in Sacramento, California. During fiscal 2000, the Company experienced a significant loss of business at its McClellan Air Force base facility due to the government decision to transfer work, planned for that operation, to another Air Force base. The Company, facing losses in attempting to maintain the operation, decided to close its operations in Sacramento. (See Note 2 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). All information presented herein has been restated to exclude the effects of the Sacramento operation.

        In fiscal 2000, the Company acquired Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories. The operation performs NEBS 1089 compliance testing for the telecommunications industry. Also in fiscal 2000, through its NTS-CS subsidiary, the Company acquired the quality management registration business of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh, Pennsylvania based registration business. In fiscal 2001, the Company sold its NTS-CS subsidiary to NQA, Inc (See Note 2 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)). NTS also shut down the Rye Canyon operation in fiscal 2001 as a result of a change in direction by the owner of the use of the property. In fiscal 2002, due to losses from the slowdown in the economy, NTS shut down its XXCAL, Limited division in the United Kingdom and its Largo, Florida location.

        C.    Financial Information About Industry Segments

        See Note 10 to Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii).

        D.    Description of Business

                (i)    Engineering & Evaluation ("E&E segment")

        The E&E segment of NTS is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the country, and Japan, and provides highly trained technical personnel for product certification, product safety testing, product evaluation to allow clients to sell their products in world markets. In addition, the E&E segment performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries. The total solution offering, as described above and the world wide acceptance of our test data, allows NTS to become the complete market channel for manufacturers to sell their products in global markets.

        The E&E segment serves a large variety of high technology industries, including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. In these industries, the ability to provide the certification activities and provide test data that is accepted in world markets is critical. The physical test activity related to the certification process entails specialized abilities and equipment including a full spectrum of EMI chambers and acquisition systems, a full spectrum of environmental simulation equipment, seismic simulators, environmental chambers, fire chambers and mixed gas flow chambers.

        The E&E segment services also include the development of effective product screening procedures, design and fabrication of test fixtures, failure analysis and design modification support and is also one of the leading independent providers of fluid component and systems testing. This segment designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. The E&E segment is capable of performing structural testing and analysis, and, in particular, structural loading of large articles such as complete airframes. It also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid componentsand also offers clients a way to minimize their personnel, testing time and costs by utilizing the Company's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. This segment also evaluates products in the transportation industry such as heaters, coolers, fuel cell systems and components. The E&E segment provides a "one stop" resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

        The E&E segment is engaged in supplying services to U.S. government defense programs. These contracts are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiations, and intense competition for the available defense business.

        The E&E segment has approximately 5,000 customers, of which approximately 2,500 use the Company on an annual basis or more.

        The telecommunications industry's need for product assessment and certification has led the E&E segment to continue to remain actively involved in the certification and evaluation of a broad array of telecommunications equipment and systems for major manufacturers of such equipment and systems. The E&E segment's services are performed in accordance with the Network Equipment Building Systems specifications (NEBS), as required by the telecommunications industry. NTS is also a certified independent test laboratory by Verizon, which allows manufacturers to use NTS as a market channel for products tested at Original Equipment Manufacturers' ("OEM") facilities that are being developed for use in the regional Bell operating companies' central office.

        The E&E segment also provides international registration of companies requiring quality and environmental management system registration. With the ever increasing globalization of industry and trade, the international community has developed, and continually updates, management system standards to insure that products manufactured conform to acceptable standards when sold anywhere in the world. These standards, developed by the International Standards Organization (ISO), and applicable to different industries, such as aerospace, automotive and environmental, are used to provide compliance by manufacturers certified by third party registrants. Third party registrants are accredited by industry regulated accreditation bodies. The E&E segment is certified to provide third party registrations to a variety of industries. To accomplish certification, The E&E segment audits a company's quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the client's quality system is verified to conform to the requirements of the applicable ISO standard, NQA, USA issues a certificate describing the scope of the client's quality system, which has been certified. The client is then entitled to display the Registrar's mark on advertising and stationery as evidence that it has achieved ISO registration. Thereafter, the E&E segment performs periodic follow-up surveillance assessments to assure that the client remains in compliance.

        The E&E segment provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The segment markets these services through a sales force located throughout the United States and Japan and performs these services at its facilities or at the client's facility.

        The E&E segment provides its Engineering and Evaluation services through 12 independent testing facilities in North America, and Japan, NTS laboratories in Acton and Boxborough, MA, Los Angeles, Fullerton, Culver City and Saugus, CA, Camden, AR, Detroit, MI, Tinton Falls, NJ, Plano, TX, Tempe, AZ and Yokohama, Japan.

Industry Overview

        The Company believes that manufacturers are increasingly fulfilling more of their evaluation testing on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers are using third party certifiers to position their products to sell in world markets. NTS is currently geographically located to serve clients at locations close to their plants and NTS facilities are capable of providing the complete conformity assessment activity necessary to reduce product-handling costs and serve as a market channel for manufacturers to sell products globally.

Business Strategy

        To meet its clients' needs, the E&E segment is committed to maintaining its position at the cutting-edge of technology by continuously upgrading its facilities, equipment, accreditations and personnel in line with market requirements. In addition, the E&E segment's continuous movement into new technological areas will require it to invest in equipment needed to adequately service clients' needs. Through close consultation with NTS's existing and prospective clients to ascertain their needs for the future, the E&E segment is able to better determine its equipment needs. At the same time, the E&E segment continues to maintain its excellent relations with its staff of experienced engineers and technicians by offering attractive benefit programs and opportunities for advancement and professional learning. NTS is also using technology as a platform for its clients to access the Company in a timely and effective manner. The NTS website now allows clients to request pricing electronically as well as providing continuous feedback on their experience with NTS. Clients can also perform virtual witnessing of their tests through the NTS website.

Growth Strategy

        NTS is using the Balanced Scorecard System as a tool to assist management in achieving its new strategy: "Navigate a Short Course to Global Markets". The basic concept of the Balanced Scorecard is to align the four key perspectives of the business with the strategic objectives and organizational goals. The four Balanced Scorecard perspectives are identified as follows: "The Financial Perspective, The Customer Perspective, The Business Processes Perspective and The Learning and Growth Perspective". The key to continued growth and success is coordination and discipline, utilizing the Balanced Scorecard as the framework for measurement and management. NTS is using this system to achieve leadership in all aspects of its business and to maintain a strong focus on customer needs. Major long-term productivity gains are being aggressively pursued, with resources invested in education and training, restructuring of processes, new technology, and organizational realignment. Many of the lean processing concepts, including streamlining order entry and shop floor procedures, are being implemented across the enterprise. The initiatives are intended to enhance the Company's ability to ensure standardization where it benefits customers and allow stable and shorter production flows. The Company believes these initiatives will also improve operational efficiencies and customer satisfaction.

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

        NTS is presently accredited to perform a myriad of nationally and internationally recognized tests and evaluations. The Company offers its clients these unique accreditations so that their product can be accepted by the international community, both for foreign companies selling in the United States and U.S. companies selling abroad.

                (ii)  Technical Staffing

        The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its clients' information technology ("IT"), information systems ("IS") and software engineering needs. The segment's objective is to build long-term relationships with companies and employees and to maximize talent processes and technology for client organizations. The Technical Staffing segment also provides consultants to the Company's other client base as well as supplying conformity assessment staff to the EE group to support International compliance activities.

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

        The increase in the use of sophisticated information technologies has occurred at the same time that economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are using technical staffing companies to supplement their technical staffing operations. Utilizing outside technical staffing consultants allows a company's management to focus on core business operations, affords greater staffing flexibility in IT departments and increases a company's ability to adapt to and keep pace with rapidly changing and increasingly complex technologies. It also provides access to specialized technical skills on a project-by-project basis which better matches staffing levels to current needs, converts fixed labor costs into variable costs, and reduces the cost of recruiting, training and terminating employees as evolving technologies require new programming skill sets.

        During the past several years, the United States has enjoyed an unusually low unemployment level and the demand for skilled technical employees has been at an all-time high. This demand dropped in 2001 and is expected to remain weak throughout 2002, however the talent gap in the IT industry still remains large for certain IT skills.

Business Strategy

        To meet its clients' comprehensive IT needs, the Technical Staffing segment is dedicated to providing solutions to meet its clients' systems, applications, development, and other specialized technical needs.

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

        NTS's growth strategy is also dependent upon NTS's ability to attract and retain qualified technical consultants in those markets in which the Company has an established presence. NTS's resource managers are responsible for recruiting and establishing long-term relationships with NTS's technical consultants. NTS has implemented a state-of-the-art integrated information management system, which will provide most of its offices with on-line access to information on existing and prospective technical consultants and clients.

                (iii) Competition

        The Company exists in a marketplace servicing several industries. Within each of these industries NTS competes with a small number of large conformity assessment organizations. NTS also competes with a large number of small niche oriented test laboratories. NTS's competitive advantages are as follows. (1) Ability to service the clients at locations that are close to the Company's clients. The Company has currently 12 locations as described above. (2) Ability to provide complete conformity assessment activities at a single location. This reduces product-handling cost for the clients and enhances timeliness of service. (3) Diverse and technically competent employees. NTS can solve clients conformity problems from the design stage through the shipment of products to world markets. NTS can also provide them on a temporary or permanent basis to augment their employment needs. (4) Accreditations that allow NTS test data to be accepted worldwide. Clients can use the Company's complete services including quality registration to position their products for the world markets.

        Potential customers for services offered by the Technical Staffing segment are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. The Company competes in this segment primarily on the basis of its niche position, price and high quality service.

        Many large companies are increasingly using one employment service provider (or primary supplier) to fulfill all their staffing needs. NTS competes with and, in certain relationships, teams up with other major staffing companies in actively pursuing primary supplier relationships with large customers in its existing markets. These relationships can have a significant impact on the Company's revenues and operating profits.

        In the Quality Audit field, the Company's NQA USA subsidiary is the ninth largest ISO assessment Company in North America. The Company believes that NQA USA has less than 10% of the total registration market.

                (iv)  Backlog

        The Company's backlog at January 31, 2002 and 2001 is as follows

	2002	2001
Engineering & Evaluation	$23,383,000	$23,947,000
Technical Staffing	6,119,000	6,126,000

Total Backlog	$29,502,000	$30,073,000

The Company estimates that approximately 85% of the backlog at January 31, 2002 will be completed by January 31, 2003.

                (v)  General

        a.    Service Mark.    The Company has registered its service marks "NTS" and "XXCAL" with the U.S. Patent and Trademark Office.

        b.    Environmental Effect.    Compliance with applicable federal, state and local provisions regulating the discharge of materials into the environment has not had and is not expected to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

        c.    Seasonal Effect.    The Company experiences no material seasonal effects.

        d.    Employees.    The Company employed 699 individuals at January 31, 2002 and 751 at January 31, 2001, as follows:

	2002	2001
Engineering & Evaluation	390	427
Technical Staffing	294	309
Corporate Administration	15	15

Total	699	751

        The Technical Staffing total for 2002 includes 222 contract employees and 43 subcontractors, as compared to 228 contract employees and 38 subcontractors for 2001. None of the employees of the Company are represented by a union. The Company considers its relationship with its employees to be good.

ITEM 2.    PROPERTIES.

        A.    Operations.    The Company owns/leases and operates the following properties:

State	Owned Properties City	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	36,000	3
	Santa Clarita	60,000	159
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Virginia	Fredericksburg	66,000	87

Total owned properties		218,000	259

State	Leased Properties City	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	17,100	n/a
Arkansas	Camden	22,400	216
California	Calabasas	6,600	n/a
	Culver City	24,100	n/a
	Fullerton	20,200	n/a
	Los Angeles (LAX)	16,000	2
Florida	Largo	16,000	n/a
Michigan	Detroit	64,900	n/a
New Jersey	Tinton Falls	7,600	n/a
Texas	Austin	3,000	n/a
	Plano	24,000	n/a

Total leased properties		221,900	218

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

ITEM 3.    LEGAL PROCEEDINGS.

        The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company.(See Note 9 to the Consolidated Financial Statements attached hereto as Exhibits A (i) and A (ii)).

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        A.    Principal Market

        The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "NTSC". The range of high and low quotations as reported by the Nasdaq Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 2002 and 2001 is presented below:

	2002		2001
	High	Low	High	Low
First Quarter	$3.50	$1.62	$4.73	$2.71
Second Quarter	2.25	1.39	4.11	3.05
Third Quarter	1.96	1.12	3.50	2.75
Fourth Quarter	1.62	1.05	3.69	2.25

        B.    Holders of Common Stock.

        As of the close of business on April 17, 2002, there were 923 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

        C.    Dividends.

        In fiscal 2000, a total of $0.07 per share in cash dividends was paid to NTS shareholders. A $25,000 dividend was paid to NQA UK, the 50% shareholder of NQA-USA and a distribution of $120,000 was made to the former subchapter S shareholders of XXCAL, Inc., which was the last distribution made to XXCAL, Inc. shareholders.

        In fiscal 2001, total cash dividends paid to NTS shareholders were $0.04 per share.

        In fiscal 2002, no cash dividends were paid as the Company's Board of Directors announced the discontinuance of the Company's policy of paying ordinary and special dividends on February 6, 2001.

ITEM 6.     Selected Financial Data.

	Year Ended January 31,
	2002	2001	2000	1999	1998
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$74,584	$84,804	$84,124	$86,813	$80,921
Gross profit	17,957	21,784	23,995	25,983	23,660
Operating income	2,028	3,199	5,090	5,493	6,572
Interest expense	1,740	2,050	1,544	1,253	1,245
Income from continuing operations before income taxes, minority interest and extraordinary items	621	823	1,817	4,331	5,445
Income taxes	277	353	722	1,544	1,996

Income from continuing operations before minority interest and extraordinary items	344	470	1,095	2,787 b	3,449
Minority interest	(31)	(39)	(16)	(24)	(26)
Extraordinary loss related to early retirement of debt	(100)	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	—	—	(274)	358	32
Cumulative effect of change in accounting for start-up expense, net of income taxes	—	—	—	(482)	—

Net income	$213	$431	$805	$2,639	$3,455

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.05	$0.13	$0.34	$0.43
Extraordinary loss related to early retirement of debt	(0.01)	—	—	—	—
Discontinued operations	—	—	(0.03)	0.04	—
Cumulative effect of change in accounting	—	—	—	(0.06)	—

Net income	$0.03	$0.05	$0.10	$0.32	$0.43

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.05	$0.13	$0.32	$0.41
Extraordinary loss related to early retirement of debt	(0.01)	—	—	—	—
Discontinued operations	—	—	(0.03)	0.04	—
Cumulative effect of change in accounting	—	—	—	(0.06)	—

Net income*	$0.03	$0.05	$0.09	$0.31	$0.41

Weighted average common shares outstanding	8,468	8,497	8,345	8,236	8,061
Dilutive effect of stock options	9	135	194	374	389

Weighted average common shares outstanding, assuming dilution	8,477	8,632	8,539	8,610	8,450

Cash dividends paid per common share	$—	$0.04	$0.07	$0.07	$0.06

BALANCE SHEET DATA:
Working capital	$16,754	$15,751	$16,232	$16,951	$15,912
Total assets	56,781	61,321	58,631	49,831	46,112
Long-term debt, excluding current installments	18,657	19,782	18,639	13,076	12,859
Shareholders' equity	25,477	25,127	24,463	24,102	22,042

*
Per share data may not always summate because each figure is independently calculated.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        NTS is a diversified services company that supplies conformity assessment and personnel to a variety of industries including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, NTS provides its customers a market channel to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

        NTS operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

        The Engineering & Evaluation segment is one of the largest U.S. based independent product and systems assessment organizations, with facilities throughout the country and Japan, and provides a complete spectrum of conformity assessment and registration services. These services include physical testing, which requires simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference, and functional testing which requires equipment such as switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. The Engineering & Evaluation segment also includes registration services which performs quality management audits to ISO 9000, quality training and laboratory accreditation.

        The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract services and temporary and full time placements to meet its clients' information technology ("IT"), information systems ("IS") and software engineering needs. The Company supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, and multiple levels of system operations personnel.

Critical Accounting Policies

        The consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles, which requires us to make estimates and assumptions (see Note 1 to the consolidated financial statements attached hereto as Exhibits A (i) and A (ii)). Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

        Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides technical staffing, qualification of safety related systems and components, and ISO 9000 certification services.

        Revenue from fixed price testing contracts is recorded upon completion of the contracts, which are generally short-term, or identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Milestone payments related to each task are then established in the contract, which provide for a normal profit margin relative to similar testing performed for similar tasks historically. Revenue is recorded relative to each task as efforts are expended (hours charged). Revenue from contracts, which are time and materials based, are recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

Accounts Receivable

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Inventories

        Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost, which is not in excess of estimated net realizable value. Such inventories for each contract are reviewed on a monthly basis over the life of the contract and additional write-downs of inventories are made if there is insufficient revenue remaining on the contract.

Deferred Tax Asset

        At January 31, 2002, we have recorded a net deferred tax asset of approximately $1.2 million. We have recorded this asset as we believe it is more likely than not that we will be able to realize the asset through reduction of future taxable income. We base this belief upon the levels of taxable income historically generated by our business, as well as projections of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record a valuation allowance, which could reduce our net income by a material amount.

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

        The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. The adoption is not expected to have any material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not believe the adoption of SFAS 144 will have a significant impact on its consolidated financial position or results of operations.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

  RESULTS OF OPERATIONS

Revenues

	Twelve months ended January 31,
	2002	% Change	2001	% Change	2000
	(Dollars in thousands)
Engineering & Evaluation	$53,904	(7.5)%	$58,277	17.4%	$49,637
Technical Staffing	20,680	(22.0)%	26,527	(23.1)%	34,487

Total revenues	$74,584	(12.1)%	$84,804	0.8%	$84,124

        For the year ended January 31, 2002, total revenues decreased $10,220,000 or 12.1% when compared with fiscal 2001.

        For the year ended January 31, 2001, total revenues increased $680,000 or 0.8% when compared with fiscal 2000.

Engineering & Evaluation:

        For the year ended January 31, 2002, Engineering & Evaluation revenues decreased by $4,373,000 or 7.5% when compared to the same period in fiscal 2001, primarily due to the slowdown in the U.S. economy which has severely affected the automotive, telecommunications and computer software and hardware testing business. To help counteract the impact of the downward trend in the economic conditions, the Company closed the U.K. operations and the Largo, Florida facility. Most of the assets from the Largo facility were redeployed to the Company's other testing facilities.

        For the year ended January 31, 2001, revenues in the Engineering & Evaluation segment increased $8,640,000 or 17.4% when compared to the same period in fiscal 2000, primarily due to increased business generated from the telecommunications, automotive, aerospace and defense markets as well as an increase in business in registration and certification services and the addition of a new testing facility in Texas in the fourth quarter of fiscal 2000.

Technical Staffing:

        For the year ended January 31, 2002, revenues in the Technical Staffing segment decreased by $5,847,000 or 22.0% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the general slowdown in the economy. The consolidation of the staffing offices was necessary to reduce costs and improve productivity.

        For the year ended January 31, 2001, revenues in the Technical Staffing segment decreased by $7,960,000 or 23.1 when compared with the same period in fiscal 2000 primarily due to the cessation of Year 2000 related projects, the closure of several non-performing staffing offices and competitive pricing pressures in the staffing industry which forced the Company to lower its prices to maintain existing relationships with several valued clients

Gross Profit

	Twelve months ended January 31,
	2002	% Change	2001	% Change	2000
	(Dollars in thousands)
Engineering & Evaluation	$13,305	(15.0)%	$15,660	6.7%	$14,672
% to segment revenue	24.7%		26.9%		29.6%
Technical Staffing	4,652	(24.0)%	6,124	(34.3)%	9,323
% to segment revenue	22.5%		23.1%		27.0%

Total	$17,957	(17.6)%	$21,784	(9.2)%	$23,995

% to segment revenue	24.1%		25.7%		28.5%

        For the year ended January 31, 2002, total gross profit decreased $3,827,000 or 17.6% when compared with fiscal 2001.

        For the year ended January 31, 2001, total gross profit decreased $2,211,000 or 9.2% when compared with fiscal 2000.

Engineering & Evaluation:

        For the year ended January 31, 2002, gross profit for the Engineering & Evaluation segment decreased by $2,355,000 or 15.0% when compared to the same period in fiscal 2001, primarily as a result of the decreased revenues discussed above and the competitive pricing pressures in all segments of the business. Gross profit as a percentage of sales decreased by 2.2% due to increases in depreciation, utility costs, insurance, workers compensation and other employee benefits.

        For the year ended January 31, 2001, gross profit for the Engineering & Evaluation segment increased by $988,000 or 6.7% when compared with the same period in fiscal 2000 as a result of the increased revenues and the strong performances in the telecommunications operations. This increase was partially offset by decreases in gross profit, particularly in the fourth quarter, primarily due to the California energy crisis which caused 11 separate shutdowns at the Santa Clarita test facility.

Technical Staffing:

        For the year ended January 31, 2002, gross profit decreased by $1,472,000 or 24.0% in the Technical Staffing segment when compared to the same period in fiscal 2001. This decrease was primarily due to the decrease in revenues discussed above.

        Gross profit for the Technical Staffing segment decreased by $3,199,000 or 34.3% in fiscal 2001 when compared to the same period in 2000 due to the decrease in revenues and increased competitive pricing pressures. Gross profit was also affected by costs incurred in servicing one customer which were deemed to be un-reimbursable as a result of fraud perpetrated against the Company.

Selling, General & Administrative

	Twelve months ended January 31,
	2002	% Change	2001	% Change	2000
	(Dollars in thousands)
Engineering & Evaluation	$11,474	1.7%	$11,278	22.9%	$9,180
% to segment revenue	21.3%		19.4%		18.5%
Technical Staffing	4,455	(39.0)%	7,307	(24.9)%	9,725
% to segment revenue	21.5%		27.5%		28.2%

Total	$15,929	(14.3)%	$18,585	(1.7)%	$18,905

% to segment revenue	21.4%		21.9%		22.5%

        For the year ended January 31, 2002, total selling, general and administrative expenses decreased $2,656,000 or 14.3% when compared with fiscal 2001.

        For the year ended January 31, 2001, total selling, general and administrative expenses decreased $320,000 or 1.7% when compared with fiscal 2000.

Engineering & Evaluation:

        For the year ended January 31, 2002, selling, general and administrative expenses increased by $196,000 or 1.7% when compared to the same period in fiscal 2001, primarily due to increased selling and marketing efforts by the Company to generate new business.

        For the year ended January 31, 2001, selling, general and administrative expenses increased by $2,098,000 or 22.9% when compared with the same period in fiscal 2000 primarily due to the programs established by the Company to hire specialists to expand the base of business into new technology areas and increases in bad debt expense.

Technical Staffing:

        For the year ended January 31, 2002, selling, general and administrative expenses decreased by $2,852,000 or 39.0% when compared to the same period in fiscal 2001, primarily due to the consolidation of the staffing operations in an effort to streamline the operations. In addition, for the year ended January 31, 2001, selling, general and administrative expenses included $880,000 in bad debt expense as a result of costs incurred in servicing one customer, which were deemed to be un-reimbursable due to fraud perpetrated against the Company.

        For the year ended January 31, 2001, selling, general and administrative expenses decreased by $2,418,000 or 24.9% in fiscal 2001 when compared with fiscal 2000 as a result of the closure of several non-performing staffing offices. This decrease was offset by an increase in bad debt expense as a result of fraud perpetrated against the Company discussed above

Operating Income (Loss)

	Tweleve months ended January 31,
	2002	% Change	2001	% Change	2000
	(Dollars in thousands)
Engineering & Evaluation	$1,831	(58.2)%	$4,382	(20.2)%	$5,492
% to segment revenue	3.4%		7.5%		11.1%
Technical Staffing	197	116.7%	(1,183)	194.3%	(402)
% to segment revenue	1.0%		(4.5)%		(1.2)%

Total	$2,028	(36.6)%	$3,199	(37.2)%	$5,090

% to segment revenue	2.7%		3.8%		6.1%

        For the year ended January 31, 2002, operating income decreased $1,171,000 or 36.6% when compared with fiscal 2001.

        For the year ended January 31, 2001, operating income decreased $1,891,000 or 37.2% when compared with fiscal 2000.

Engineering & Evaluation:

        For the year ended January 31, 2002, operating income in the Engineering & Evaluation segment decreased by $2,551,000 or 58.2% when compared to the same period in fiscal 2001, as a result of the decrease in gross profit and the increase in selling, general and administrative expenses discussed above.

        For the year ended January 31, 2001, operating income decreased by $1,110,000 or 20.2% when compared with fiscal 2000 primarily due to the increase in selling, general and administrative expenses.

Technical Staffing:

        For the year ended January 31, 2002, the Technical Staffing segment had operating income of $197,000 as opposed to an operating loss of $1,183,000 for the same period in fiscal 2001, as a result of the decrease in selling, general and administrative expenses that was due to the consolidation of the operations and the closure of the non-performing offices.

        For the year ended January 31, 2001, operating loss increased by $781,000 or 194.3% when compared with the same period in fiscal 2000 primarily as a result of the decrease in gross profit partially offset by a decrease in selling and general and administrative expenses discussed above.

Interest Expense

        Interest expense decreased $310,000 in fiscal 2002 when compared to fiscal 2001. This decrease was principally due to lower average debt balances in fiscal 2002 along with slightly lower interest rates. Interest expense increased $506,000 in fiscal 2001 when compared to fiscal 2000. This increase was principally due to higher average debt balances in fiscal 2001 along with slightly higher interest rates.

Other Income

        Other income in fiscal 2002 was $333,000 as compared to other expense of ($326,000) in fiscal 2001. This increase in income was partially due to $301,000 in income generated from the sale of some of the Company's excess machinery and equipment due to the closure of the Largo, Florida facility and $109,000 in income generated from the transfer of one and one-quarter acres of land, taken by eminent domain, to the William S. Hart School District in the City of Santa Clarita, California. The price paid for the property was $120,000.

Settlement and Related Legal Expenses

        During the fourth quarter of fiscal 2000, the Company recorded a charge of $1,598,000 which included a one time cash payment of $1,020,000 to Tecstar and $578,000 for the Company's legal and defense costs. The Company has retained legal counsel on a contingent-fee basis to pursue a possible recovery from its insurance companies. A trial court has entered a summary judgment against the Company on its claim. The Company has appealed the summary judgment and expects a hearing on its appeal around the end of calendar year 2002.

Income Taxes

        The income tax rate for fiscal years 2002, 2001 and 2000 reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. The Company's fiscal 2002 income tax provision was $76,000 less than fiscal 2001 because of a decrease in income. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

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

Net Income

        The decrease in net income for fiscal 2002 compared to fiscal 2001 was due primarily to the decrease in revenues and the recording of $100,000 in extraordinary loss net of income taxes related to refinancing the Company's debt and the associated early payment penalty. The decrease in net income was partially offset by a decrease in selling, general and administrative expense, a decrease in interest expense and an increase in other income.

        The decrease in net income for fiscal 2001 compared to fiscal 2000 was due primarily to the decrease in gross profits and the increase in interest expense.

Business Environment

Engineering & Evaluation:

        The Company's basic service is to provide product certification, product safety testing and product evaluation to ensure its clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the Department of Defense's main initiatives. Budget increases are projected for operational readiness spending as well as research and development spending. The Company is well positioned to service the needs of the suppliers to the Department of Defense by testing their products with its current locations and certification, registration and testing capability. The Company is also anticipating a rebound in the technology sector towards the end of calendar year 2002.

        The Company anticipates that its growth in fiscal year 2003 will be derived primarily from the functional certification and test activity in the aerospace and defense industries.

Technical Staffing:

        The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its clients' needs. One of the strategies for growth is to leverage off our Engineering & Evaluation clients and provide technical and engineering personnel as a complete package to the certification, registration and test services we currently provide. The goal is to align NTS as a complete solution to the clients' product development needs which will include consultants and technical experts provided by our staffing division.

        Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources

        In fiscal 2002, cash provided by operations increased by $1,035,000 when compared to fiscal 2001. This increase was primarily due to increased accounts receivable collections, offset by increased payments on accounts payable and accrued expenses.

        In fiscal 2001, cash provided by operations increased by $924,000 when compared to fiscal 2000. Primary factors contributing to this were an increase in depreciation, provision for losses on receivables as well as increases in the change in income taxes and accrued expenses. The increase was partially offset by a decrease in net income and decreases in the change in accounts receivable, prepaid expenses and accounts payable.

        In fiscal 2002, net cash used in investing activities decreased by $4,205,000 as compared to fiscal 2001, primarily due to decreases in purchases of property, plant and equipment and proceeds from the sale of property, plant and equipment.

        In fiscal 2001, net cash used in investing activities decreased by $3,211,000 as compared to fiscal 2000, primarily due to decreases in purchases of property, plant and equipment.

        In fiscal 2002, financing activities used cash in the amount of $3,425,000 as opposed to cash provided by financing activities in fiscal 2001, primarily due to the increase in net repayments on current and long-term debt.

        In fiscal 2001, net cash provided by financing activities decreased by $4,420,000 as compared to fiscal 2000 primarily due to the decrease in borrowings in current and long term debt in fiscal 2001 as compared to fiscal 2000 and the increase in repayments in current and long term debt in fiscal 2001 as compared to fiscal 2000.

        The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on July 30, 2003. Comerica, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,500,000 on July 30, 2002 and by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount, or $80,000, which was capitalized and is being amortized as additional interest expense over twelve months. The Company will also pay an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The Company also incurred $189,000 in expenses associated with the early payment penalty paid to United California Bank and Mellon Bank. This was recorded as an extraordinary loss of $100,000 net of income taxes of $89,000. The outstanding balance on the revolving line of credit at January 31, 2002 was $12,072,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of January 31, 2002.

        The Company has additional equipment line of credit agreements (at interest rates of 6.02% to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 2002 was $4,124,000 (see note 3 to the consolidated financial statements).

        The balance at January 31, 2002 of other notes payable collateralized by land and building, was $3,324,000.

        Maturities of long-term debt consist of regularly scheduled payments on the Company's term loans to its banks and notes payable. Of the $13,939,000 shown in the maturities of long-term debt (see note 3 to the consolidated financial statements) due in fiscal 2004, $12,072,000 represents the outstanding balance of the Company's revolving line of credit. All other maturities of long-term debt will be paid with cash generated from operations.

Contractual Obligations:

	2003	2004 through 2006	After 2006	Total
Long-term debt	$1,444,000	$15,637,000	$3,020,000	$20,101,000
Operating lease obligations	1,248,000	2,057,000	757,000	4,062,000

Total contractual cash obligations	$2,692,000	$17,694,000	$3,777,000	$24,163,000

        Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's long-term debt may be accelerated if the Company fails to meet its covenants with its banks. The Company believes that the cash flow from operations and the revolving line of credit will be sufficient to fund its operations for the next twelve months. The revolving line of credit had $3,928,000 available at January 31, 2002.

ITEM 7(a).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $127,000 at January 31, 2002 as compared to $92,000 at January 31, 2001.

Risks That Could Affect Future Results

        The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K. Any of the following risks may have a material negative impact on the Company's financial condition.

        The Company is subject to the effects of general economic and market conditions (including economic disruption caused by recent terrorist acts). In fiscal 2002, operating results were adversely affected by unfavorable global economic conditions and reduced capital spending, If the economic conditions do not improve, or worsen, the Company may continue to experience material adverse effects on its business, operating results, and financial condition.

        Results may be adversely affected by:

  •
  The loss of significant customers or significant decreases in their purchasing volume

  •
  Pricing concessions that may be given on volume sales due to competition

  •
  The rescheduling or cancellation of customer orders

  •
  Fluctuations and availability of certain raw materials or components that are needed to test customers' products

  •
  The loss of key management or technical personnel

  •
  The financial condition of the Company's major customers

  •
  Fraudulent transactions committed against the Company

  •
  Inability to find temporary workers with the skills required by customers in the Staffing segment

  •
  Shutdowns caused by power outages due to the California energy crisis

  •
  The inability to procure sufficient insurance to cover operational and contractual risks

  •
  program performance (including the ability to perform fixed-price contracts within estimated costs and the timing of test report deliveries)

  •
  Future changes in zoning could adversely affect the Company's ability to fully utilize it facilities to service its clients

        The Company's California facilities, including its principal executive offices, are located near major earthquake fault lines. A major earthquake or any other natural disaster in a region near any of the Company's facilities, could materially and adversely affect the business.

        To remain competitive, the Company must be able to respond effectively to technological changes and be able to hire, train and retain highly skilled sales, engineering and technical personnel.

Environmental Matters

        An internal environmental compliance group formed in 1991 continues to review environmental matters for the Company. Management believes that compliance with applicable environmental regulations will not have a material effect upon capital expenditures or future earnings of the Company.

Impact of Inflation

        The Company continues to incur increased costs in the areas of wages, operating supplies and utilities which it cannot pass along to customers in the current economic environment. To date, these increases have been substantially offset by reductions in other operating areas, and reductions in interest expense. The Company can give no assurances, however, that in the future it can offset such increased costs.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2002 are incorporated herein by reference.

  Executive Officers of the Company

Name	Age	Position
Lloyd Blonder	62	Senior Vice President and Chief Financial Officer, Treasurer. He has been associated with the Company since 1983.
Doug Briskie	38	Vice President, Western Operations. He has been associated with the Company since 1987.
Aaron Cohen	65	Senior Vice President, Corporate Development. He has been associated with the Company since 1961.
Martin Dresser	55	Vice President Marketing. He has been associated with the Company since 1999.
Arthur Edelstein	64	Senior Vice President. He has been associated with the Company since 1962.
Marvin Hoffman	68	Senior Vice President, Chief Information Officer. He has been associated with the Company since 1998.
Andrea Korfin	55	Corporate Secretary, President Staffing division. She has been associated with the Company since 1982.
Jack Lin	69	Chief Executive Officer of the Company. He has been associated with the Company continuously since 1961.
Raffy Lorentzian	46	Vice President, Chief Accounting Officer. He has been associated with the Company since 1997.
William McGinnis	43	President and Chief Operating Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	39	Vice President, Eastern Operations. He has been associated with the Company since 1997.
Richard Short	59	Senior Vice President. He has been associated with the Company since 1961.
William Traw	64	Senior Vice President. He has been associated with the Company since 1963.

ITEM 11.    EXECUTIVE COMPENSATION.

        The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2002 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2002 are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The section entitled "Transactions with Management and Other" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2002 is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        A.    Consolidated Financial Statements and Schedules.

    a.
    Consolidated Financial Statements and notes thereto as of January 31, 2002 and 2001 and for each of the years in the three-year period ended January 31, 2002.

    b.
    Consolidated Financial Statement Schedule.

    II.
    Valuation and Qualifying Accounts and Reserve

        B.    Reports on Form 8-K.

        There were no reports on Form 8-K filed during the fourth quarter ended January 31, 2002.

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
10.6	Fourth Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS dated April 27, 2000. (filed on April 28, 2000 and is incorporated herein by reference thereto).
10.7	Fifth Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS effective August 3, 2000. (filed on December 13, 2000 and is incorporated herein by reference thereto).
10.8	Sixth Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS effective September 19, 2000. (filed on December 13, 2000 and is incorporated herein by reference thereto).
10.9	Seventh Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS effective October 31, 2000. (filed on December 13, 2000 and is incorporated herein by reference thereto).
10.10	Eighth Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS dated February 2000. (filed on April 30, 2001 and is incorporated herein by reference thereto).
10.11	Ninth Amendment to Credit Agreement between Sanwa Bank California, Mellon Bank and NTS effective April 24, 2001. (filed on April 30, 2001 and is incorporated herein by reference thereto).
10.12
Tenth Amendment to Credit Agreement between United California Bank formerly Sanwa Bank California, Mellon Bank and NTS effective August 16, 2001. (filed on September 13, 2001 and is incorporated herein by reference thereto).
10.13
Eleventh Amendment to Credit Agreement between United California Bank formerly Sanwa Bank California, Mellon Bank and NTS effective September 13, 2001. (filed on September 13, 2001 and is incorporated herein by reference thereto).
10.14	Revolving credit agreement between Comerica Bank and NTS effective November 21, 2001. (filed on December 13, 2001 and is incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Undertakings incorporated by reference into Form S-8 Registration Statement No. 33-48211.
99.2	Undertakings incorporated by reference into Form S-8 Registration Statement No. 2-83778.
99.3	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-04905.
99.4	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-67743.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2002	NATIONAL TECHNICAL SYSTEMS, INC.
	By	/s/ JACK LIN Jack Lin, Principal Executive Officer Chairman of the Board

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 29, 2002.

/s/ JACK LIN Jack Lin, (Principal Executive Officer & Chairman of the Board)	/s/ AARON COHEN Aaron Cohen, Senior Vice President and Vice Chairman of the Board
/s/ WILLIAM MCGINNIS William McGinnis, President, Chief Operating Officer and Director	/s/ MARVIN HOFFMAN Marvin Hoffman, Senior Vice President, Chief Information Officer and Vice Chairman of the Board
/s/ LLOYD BLONDER Lloyd Blonder, Senior Vice President and Treasurer (Principal Financial Officer)	/s/ ARTHUR EDELSTEIN Arthur Edelstein, Executive Vice President and Director
/s/ RAFFY LORENTZIAN Raffy Lorentzian, Vice President, Chief Accounting Officer	/s/ WILLIAM L TRAW William L. Traw, Senior Vice President and Director
/s/ RICHARD D SHORT Richard D. Short, Senior Vice President and Director	/s/ RALPH F CLEMENTS Ralph F. Clements, Director
/s/ SHELDON M. FECHTOR Sheldon M. Fechtor, Director	/s/ DONALD J. TRINGALI Donald J. Tringali, Director
/s/ NORMAN S. WOLFE Norman S. Wolfe, Director	/s/ GEORGE F. KABOUCHY George F. Kabouchy, Director
/s/ ROBERT I. LIN Robert I. Lin, Director

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Technical Systems, Inc.

        We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ Ernst & Young LLP

Woodland Hills, California
April 12, 2002

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2002 and 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash	$3,783,000	$3,344,000
Accounts receivable, less allowance for doubtful accounts of $1,099,000 at January 31, 2002 and $1,230,000 at January 31, 2001	17,092,000	19,856,000
Income taxes receivable	183,000	676,000
Inventories	1,552,000	1,714,000
Deferred tax assets	1,158,000	1,387,000
Prepaid expenses	1,032,000	740,000

Total current assets	24,800,000	27,717,000
Property, plant and equipment, at cost
Land	1,449,000	1,460,000
Buildings	8,704,000	8,639,000
Machinery and equipment	56,287,000	53,540,000
Leasehold improvements	6,668,000	6,358,000

Total property, plant and equipment	73,108,000	69,997,000
Less: accumulated depreciation	44,819,000	40,313,000

Net property, plant and equipment	28,289,000	29,684,000
Property held for sale	544,000	544,000
Intangible assets, net	870,000	997,000
Other assets	2,278,000	2,379,000

TOTAL ASSETS	$56,781,000	$61,321,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,591,000	$4,900,000
Accrued expenses	3,011,000	3,494,000
Current installments of long-term debt	1,444,000	3,572,000

Total current liabilities	8,046,000	11,966,000
Long-term debt, excluding current installments	18,657,000	19,782,000
Deferred tax liabilities, net	3,682,000	3,534,000
Deferred compensation	783,000	806,000
Minority interest	136,000	106,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,667,000 as of January 31, 2002 and 8,512,000 as of January 31, 2001	12,517,000	12,381,000
Retained earnings	13,011,000	12,798,000
Accumulated other comprehensive income (loss)	(51,000)	(52,000)

Total shareholders' equity	25,477,000	25,127,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,781,000	$61,321,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended January 31, 2002, 2001 and 2000

	2002	2001	2000
Net revenues	$74,584,000	$84,804,000	$84,124,000
Cost of sales	56,627,000	63,020,000	60,129,000

Gross profit	17,957,000	21,784,000	23,995,000
Selling, general and administrative expense	15,929,000	18,585,000	18,905,000

Operating income	2,028,000	3,199,000	5,090,000
Other income (expense):
Interest expense, net	(1,740,000)	(2,050,000)	(1,544,000)
Settlement and related legal expenses	—	—	(1,598,000)
Other income (expense)	333,000	(326,000)	(131,000)

Total other income (expense)	(1,407,000)	(2,376,000)	(3,273,000)
Income before income taxes and minority interest	621,000	823,000	1,817,000
Income taxes	277,000	353,000	722,000

Income before minority interest	344,000	470,000	1,095,000
Minority interest	(31,000)	(39,000)	(16,000)

Income from continuing operations	313,000	431,000	1,079,000
Extraordinary loss related to early retirement of debt, net of income tax benefit of $89,000	(100,000)	—	—
Loss from discontinued operations, net of income tax benefit of $226,000	—	—	(274,000)

Net income	$213,000	$431,000	$805,000

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.05	$0.13
Extraordinary loss	(0.01)	—	—
Discontinued operations	—	—	(0.03)

Net income*	$0.03	$0.05	$0.10

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.05	$0.13
Extraordinary loss	(0.01)	—	—
Discontinued operations	—	—	(0.03)

Net income*	$0.03	$0.05	$0.09

Weighted average common shares outstanding	8,468,000	8,497,000	8,345,000
Dilutive effect of stock options	9,000	135,000	194,000

Weighted average common shares outstanding, assuming dilution	8,477,000	8,632,000	8,539,000

*
Per share data may not always summate because each figure is independently calculated.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended January 31, 2002, 2001 and 2000

	Common Stock			Accumulated	Total
	Number of Shares	Amount	Retained Earnings	Comprehensive Income (Loss)	Shareholders' Equity
Balance at January 31, 1999	8,319,000	$11,472,000	$12,630,000	$—	$24,102,000
Net income	—	—	805,000	—	805,000
Foreign currency translation	—	—	—	(7,000)	(7,000)

Comprehensive income					798,000
Stock options exercised	95,000	171,000	—	—	171,000
Stock retired for option exercise	(10,000)	(56,000)	—	—	(56,000)
Tax benefit from stock options exercised	—	177,000	—	—	177,000
Distributions to subchapter S shareholders	—	—	(120,000)	—	(120,000)
Cash dividends—NQA UK	—	—	(25,000)	—	(25,000)
Cash dividends	—	—	(584,000)	—	(584,000)

Balance at January 31, 2000	8,404,000	$11,764,000	$12,706,000	$(7,000)	$24,463,000
Net income	—	—	431,000	—	431,000
Foreign currency translation	—	—	—	(45,000)	(45,000)

Comprehensive income					386,000
Stock options exercised	108,000	152,000	—	—	152,000
Tax benefit from stock options exercised	—	165,000	—	—	165,000
NQA equity infusion	—	300,000	—	—	300,000
Cash dividends	—	—	(339,000)	—	(339,000)

Balance at January 31, 2001	8,512,000	$12,381,000	$12,798,000	$(52,000)	$25,127,000
Net income	—	—	213,000	—	213,000
Foreign currency translation	—	—	—	1,000	1,000

Comprehensive income					214,000
Common stock compensation	244,000	308,000	—	—	308,000
Stock repurchase	(89,000)	(172,000)	—	—	(172,000)

Balance at January 31, 2002	8,667,000	$12,517,000	$13,011,000	$(51,000)	$25,477,000

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended January 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$313,000	$431,000	$1,079,000
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	4,574,000	4,036,000	3,214,000
Intangible amortization	133,000	161,000	263,000
Provisions for losses (recoveries) on receivables	(131,000)	427,000	(101,000)
Gain on sale of assets	(410,000)	—	—
Loss on retirement of assets	9,000	37,000	9,000
Undistributed earnings of affiliate	30,000	39,000	16,000
Deferred income taxes	377,000	(81,000)	582,000
Tax benefit from stock options exercised	—	165,000	177,000
Changes in assets and liabilities:
Accounts receivable	2,895,000	(169,000)	330,000
Inventories	162,000	90,000	(164,000)
Prepaid expenses	(292,000)	(21,000)	380,000
Other assets and intangibles	99,000	(224,000)	(306,000)
Accounts payable	(1,309,000)	(349,000)	1,712,000
Accrued expenses	(483,000)	272,000	(953,000)
Deferred compensation	(23,000)	191,000	60,000
Common stock compensation	308,000	—	—
Income taxes receivable	493,000	605,000	(1,338,000)

Cash provided by continuing operations	6,745,000	5,610,000	4,960,000
Loss from early retirement of debt	(100,000)	—	—
Loss from discontinued operations	—	—	(274,000)

Cash provided by operating activities	6,645,000	5,610,000	4,686,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,208,000)	(6,720,000)	(8,242,000)
Sale of property, plant and equipment	430,000	—	—
Investment in life insurance	(176,000)	(186,000)	(174,000)
Proceeds from life insurance	172,000	—	—
Acquisition of business, net of cash	—	(81,000)	(1,782,000)

Net cash used for investing activities	(2,782,000)	(6,987,000)	(10,198,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	15,317,000	7,277,000	10,471,000
Repayments of current and long-term debt	(18,570,000)	(5,757,000)	(3,804,000)
Cash dividends paid to NQA-UK	—	—	(25,000)
Cash dividends paid	—	(339,000)	(584,000)
Distributions to subchapter S shareholders	—	—	(120,000)
Equity infusion from NQA-UK	—	300,000	—
Proceeds from stock options exercised	—	152,000	115,000
Common stock repurchase	(172,000)	—	—

Net cash provided by (used for) financing activities	(3,425,000)	1,633,000	6,053,000

Effect of exchange rate changes on cash and cash equivalents	1,000	(45,000)	(7,000)

Net increase in cash	439,000	211,000	534,000
Beginning cash balance	3,344,000	3,133,000	2,599,000

ENDING CASH BALANCE	$3,783,000	$3,344,000	$3,133,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,688,000	$2,068,000	$1,575,000
Income taxes	59,000	618,000	1,076,000
Cash received during the year for:
Income taxes	839,000	963,000	3,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2002, 2001 and 2000

(1)    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of National Technical Systems, Inc. (NTS or the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has consolidated NQA-USA, a 50% owned subsidiary for which the distribution of profits and losses is 51% to the Company, and 49% to the other shareholder. NTS controls the management decisions and elects the president of NQA who has complete operating control of the subsidiary. XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $114,000 at January 31, 2002.

Risks and Uncertainties

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to the recognition of revenue under long-term contracts, valuation of contract claims, the valuation of certain real estate held for sale. Actual results could differ from those estimates.

Revenue Recognition

        Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides technical staffing, qualification of safety related systems and components, and ISO 9000 certification services.

        Revenue from fixed price testing contracts is recorded upon completion of the contracts, which are generally short-term, or identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Milestone payments related to each task are then established in the contract, which provide for a normal profit margin relative to similar testing performed for similar tasks historically. Revenue is recorded relative to each task as efforts are expended (hours charged). Revenue from contracts which are time and materials based are recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. All selling, general and administrative costs are treated as period costs and expensed as incurred.

Inventories

        Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost, which is not in excess of estimated net realizable value.

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

Intangible Assets

        Intangible assets consist of the net amount of goodwill representing the excess of cost over net assets acquired and are amortized over 5 to 20 years using the straight-line method. Total goodwill amount was $1,667,000 and total accumulated amortization was $797,000 as of January 31, 2002 as compared to $1,661,000 and $664,000 respectively as of January 31, 2001. Amortization expense for fiscal year 2002 was $133,000.

        The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". The adoption is not expected to have any material impact on the Company's financial position or results of operations.

Long-lived Assets

        In accordance with Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), long-lived and certain identifiable intangible assets held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test will be performed on undiscounted net cash flows of the entities acquired over the remaining amortization period. Based on the Company's analysis under SFAS No. 121, the Company believes that no impairment of the carrying value of its long-lived assets exists at January 31, 2002. In August 2001, Statement of Financial Accounting Standards No. 144 ("SFAS No 144") was issued, which will supercede Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"). The Company is planning to adopt SFAS No. 144 the first quarter of fiscal 2003. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on its consolidated financial position or results of operations.

Comprehensive Income

        In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), the Company is required to report and display the components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Accumulated other comprehensive loss was $51,000 as of January 31, 2002 due to foreign currency translation adjustments and $52,000 as of January 31, 2001 due to foreign currency translation adjustments.

Earnings Per Share

        Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) for all periods presented. In accordance with FAS 128, basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

Foreign Currency Translation

        The accounts of the foreign divisions are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" (FAS 52). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. The translation of the balance sheet accounts resulted in a $1,000 unrealized gain in fiscal year 2002 and a $45,000 unrealized loss in fiscal year 2001.

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

        The Company will adopt the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. The adoption is not expected to have any material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not believe the adoption of SFAS 144 will have a significant impact on its consolidated financial position or results of operations.

(2)    Business Disposition and Acquisition

Quality Registration and Certification Companies

        In March 1999, NTS-CS a subsidiary of the Company acquired the Assets of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh; Pennsylvania based quality registration business, for $482,000 cash. The companies acquired provide quality registration and certification services for various industries including electronics, telecommunications, and medical products. The transaction was accounted for as a purchase of assets and resulted in goodwill of $483,000. Additional consideration of $26,000 was paid in fiscal 2001 as additional purchase price.

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

        Results of operations related to the discontinued operations are as follows:

2000
Revenues	$947,000

Gain (loss) from discontinued operations: Science and Engineering Laboratories	$(436,000)
Estimated future shutdown expenses	(64,000)
Income taxes (benefit) from discontinued operations	(226,000)

$(274,000)

Telecommunications Testing Laboratory

        In November 1999, the Company acquired the assets and assumed certain liabilities of Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories for $1,300,000 cash and an additional consideration not to exceed $300,000 if the revenues exceed certain targeted levels. Such additional consideration amounted to $55,000 and was paid and recorded in fiscal 2001 as additional purchase price. The operation performs electromagnetic compatibility testing for the telecommunications industry. The fixed assets consisted primarily of electromagnetic compatibility testing equipment, which complement one of the Company's primary business segments. The transaction was accounted for as a purchase of assets and resulted in goodwill of $375,000.

U.K. Testing facility

        In fiscal 2002, NTS shut down its XXCAL, Limited division in the United Kingdom to eliminate the effect of the losses due the slowdown in the computer testing business at that facility. The lease was terminated and all property and equipment have been liquidated.

Largo, Florida facility

        In fiscal 2002, NTS shut down its Largo, Florida location due to the slowdown of business at that facility. All machinery & equipment have been either allocated to the Company's other testing locations or were sold generating other income of $301,000 in fiscal year 2002.

(3)    Debt

        Long-term debt consists of the following:

	2002	2001
Revolving lines of credit(a)	$12,072,000	$9,157,000
Term loans payable to banks(a)	—	6,033,000
Notes payable secured by land and buildings(b)	3,324,000	3,075,000
Secured notes payable(c)	4,125,000	4,726,000
Loans from employee and officers(d)	580,000	363,000

Subtotal	20,101,000	23,354,000
Less current installments	1,444,000	3,572,000

Total	$18,657,000	$19,782,000

(a)
The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on July 30, 2003. Comerica, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,500,000 on July 30, 2002 and by $1,750,000 each year thereafter. If during any fiscal year, the Company's Net Income equals or exceeds $2,000,000, there will be no reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount, or $80,000, which was capitalized and is being amortized as additional interest expense over twelve months. The Company will also pay an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company also incurred $189,000 in expenses associated with the early payment penalty paid to United California Bank and Mellon Bank. This was recorded as an extraordinary loss of $100,000 net of income taxes of $89,000. The outstanding balance on the revolving line of credit at January 31, 2002 was $12,072,000. This balance is reflected in the accompanying consolidated balance sheets as long-term.

(b)
The amount of $3,324,000 represents mortgage notes on land and buildings owned by the Company in California and Massachusetts. The notes carry fixed interest rates ranging from 8.50% to 9.60% and they are collateralized by those properties which have an appraised value of approximately $4,965,000 and a net book value of $2,756,000 at January 31, 2002.

(c)
In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60% to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. In April of 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms of the original agreement. The outstanding balance at January 31, 2002 is $1,631,000. The note payable to Mellon Bank is collateralized by equipment with a net book value of $1,500,000 at January 31, 2001.

  In fiscal 2002 the Company entered into new equipment line of credit agreements with Bank of America and the Fifth Third Leasing Company (interest rates of 6.02% to 9.81%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2002 on these notes were $1,340,000 and $625,000, respectively.

  Other secured notes payable at January 31, 2002 amounted to $529,000.

(d)
The Company has unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $580,000 as of January 31, 2002. The interest is payable monthly and is based on the bank's reference rate less three basis points.

        Maturities of long-term debt for five years subsequent to January 31, 2002 are as follows:

2003	$1,444,000
2004	13,986,000
2005	1,113,000
2006	538,000
2007	297,000
Thereafter	2,723,000

$20,101,000

        In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", a reasonable estimate of fair value for the Company's fixed rate debt was based on a discounted cash flow analysis. The carrying amount of variable rate debt, including borrowings under the Company's revolving lines of credit, approximate their fair values.

        The carrying amounts and estimated fair values of the Company's financial instruments are:

	2002		2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Term loans payable to banks	$—	$—	$6,033,000	$6,448,000
Notes payable	3,324,000	3,775,000	3,075,000	3,091,000
Secured notes payable	4,125,000	4,216,000	4,726,000	4,864,000
Revolving lines of credit	12,072,000	12,343,000	9,157,000	9,157,000
Loans from employee and officer	580,000	580,000	363,000	363,000

(4)    Income Taxes

        Until the merger with NTS, XXCAL had elected to be taxed as a subchapter S Corporation, whereby the entire federal and California taxable income or loss of XXCAL was reportable by the shareholders. XXCAL incurred a corporate franchise tax to the state of Texas and a 1.5% California surtax.

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax loss generated from foreign operations was (189,000), ($51,000) and $354,000 in fiscal 2002, 2001 and 2000, respectively. Accumulated foreign earnings were $394,000 as of January 31, 2002. The earnings associated with the Company's foreign subsidiary are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided. As of January 31, 2002, the company has net operating loss carryforward of approximately $1,246,000 for Federal purpose, which begin to expire in 2021.

        The provision (benefit) for income tax expense from continuing operations consists of:

	2002	2001	2000
Current:
Federal	$(149,000)	$264,000	$(1,000)
State	15,000	38,000	35,000
Foreign	(55,000)	(26,000)	106,000

	(189,000)	276,000	140,000
Deferred:
Federal	280,000	53,000	462,000
State	97,000	24,000	120,000

	377,000	77,000	582,000

Income tax expense	$188,000	$353,000	$722,000

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2002	2001	2000
Income from continuing operations before income taxes	$621,000	$823,000	$1,817,000

Federal income tax computed at statutory rate	211,000	280,000	618,000
Amortization of goodwill	—	11,000	3,000
State income taxes, net of federal benefits	38,000	46,000	31,000
Other, principally non-deductible expenses	28,000	16,000	70,000

Income tax expense	$277,000	$353,000	$722,000

        The actual income tax provision from continuing operations of $277,000 differs from the total income tax expense of $188,000 due to an income tax benefit of $89,000 realized on the extraordinary loss of $189,000 related to the company's early extinguishment of debt (see note 3).

        Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2002		2001
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$459,000	$—	$441,000	$—
Vacation accrual	290,000	—	194,000	—
State taxes	45,000	62,000	35,000	71,000
Deferred Compension	364,000	—	373,000	—
Net operating loss	—	464,000	344,000	327,000
Goodwill	—	—	—	—
Other	—	1,000	—	—

Total deferred tax assets	1,158,000	527,000	1,387,000	398,000
Valuation allowance	—	—	—	—
Deferred tax liabilities:
Gain on involuntary conversion	—	(53,000)	—	—
Tax over book depreciation	—	(4,156,000)	—	(3,932,000)

Net deferred tax asset (liability)	$1,158,000	$(3,682,000)	$1,387,000	$(3,534,000)

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

        Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the compensation committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. Additional information with respect to the option plans as of January 31, is as follows:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning Balance	1,595,684	$3.93	1,370,940	$4.18
Grants	339,708	1.95	489,592	2.96
Exercises	—	—	(108,038)	1.44
Canceled or expired(*)	(228,356)	4.92	(156,810)	4.80

Ending balance	1,707,036	$3.40	1,595,684	$3.93

Reserve for future grants at year end	146,272	—	269,995
Exercisable	831,362	$3.91	669,840	$4.01

*
Includes 12,371 cancelled options from the stock option plan from the XXCAL merger in 1998.

        The range of exercise prices for options outstanding at January 31, 2002 was $1.65 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

        The following tables summarize information about options outstanding at January 31, 2002:

Range of exercise prices	Outstanding at January 31, 2002	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.00 to $2.00	154,528	7.1	$1.76	43,028	$1.74
$2.01 to $3.00	845,127	7.5	$2.61	327,271	$2.77
$3.01 to $4.00	242,658	7.8	$3.30	115,742	$3.30
$4.01 to $5.00	75,000	7.3	$4.82	35,000	$4.88
$5.01 to $6.00	355,306	6.6	$5.46	278,304	$5.45
$6.01 to $7.00	34,417	6.6	$6.36	32,017	$6.33

        These options will expire if not exercised at specific dates ranging from June 2004 to September 2011. No options were exercised in the year ended January 31, 2002. The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No.25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No.123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

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

	2002	2001	2000
Expected life (in years)	5	5	5
Risk-free interest rate	4.10%	4.80%	6.19%
Expected volatility	57%	58%	57%
Expected dividend yield	0.76%	0.82%	1.39%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2002 was $.98 per share. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:

	January 31, 2002	January 31, 2001	January 31, 2000
Net income (loss)
As reported	$213,000	$431,000	$805,000
Pro forma	$(173,000)	$212,000	$471,000
Basic earnings (loss) per common share
As reported	$0.03	$0.05	$0.10
Pro forma	$(0.02)	$0.02	$0.06
Diluted earnings (loss) per common share
As reported	$0.03	$0.05	$0.09
Pro forma	$(0.02)	$0.02	$0.06

        The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute up to 15% of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2002, the Board of Directors and management of the Company approved a contribution to the 401(k) profit sharing plan of $161,000 as compared to $151,600 in 2001 and $152,100 in 2000.

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

        The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $119,000, $65,000 and $94,000 for the years ended January 31, 2002, 2001 and 2000, respectively. Included in other assets is $1,514,000 and $1,510,000 for the cash surrender values as of January 31, 2002 and 2001, respectively.

(6)    Capital Stock

        As of January 31, 2002 and 2001, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2002 and January 31, 2001, 8,667,000 shares and 8,512,000 shares were issued and outstanding, respectively. On February 6, 2001, the Company's Board of Directors authorized the repurchase of common stock in open market purchases. As of January 31, 2002, the Company had purchased 88,700 shares at an average price of $1.94. The Company's covenants with its new banks permit the use in fiscal 2003 of an additional maximum amount equal to 75% of the Company's net profit for fiscal year 2002.

        On January 10, 2002, the Board of Directors of the Company authorized the issuance of 244,463 restricted shares of National Technical Systems, Inc.'s common stock valued at $308,023 as stock compensation in lieu of cash to certain officers of the Company.

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

(7)    Commitments

        The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates through fiscal year 2011. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $2,322,000 in 2002, $2,676,000 in 2001, and $2,228,000 in 2000.

        At January 31, 2002, minimum rental payment obligations under operating leases were as follows:

2003	$1,248,000
2004	902,000
2005	724,000
2006	431,000
2007	221,000
Thereafter	536,000

$4,062,000

(8)    Accrued Expenses

        A summary of accrued expenses at January 31 is as follows:

	2002	2001
Compensation and employee benefits	$2,026,000	$2,220,000
Other	985,000	1,274,000

	$3,011,000	$3,494,000

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

(10)    Segment of Business Information

        The Company maintains two core operating segments: Engineering & Evaluation and Technical Staffing.

        The Engineering & Evaluation segment operates test laboratories in various states in the U.S. and Japan and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, nuclear, automotive and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States' Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier's systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies' quality policy, quality system documentation and quality records.

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

        Direct and indirect revenues of the Engineering & Evaluation segment from federal agencies of approximately $24,563,000 in 2002, $26,019,000 in 2001 and $25,933,000 in 2000, consist principally of sales under subcontracts to customers and government contracts. The company did not have any revenues from a single customer in the Engineering & Evaluation Group, which represented in excess of 5% of total segment revenues. Two major customers represented $5,376,000 and $3,250,000 of the 2002 Technical staffing net revenues and one major customer represented $3,336,000 of the 2001 Technical staffing net revenues. Total revenues from customers in foreign (UK) operations were $44,000, $394,000 and $867,000 in 2002, 2001, and 2000, respectively. Assets utilized in the foreign (UK) subsidiaries were $99,000 and $528,000 as of January 31, 2002 and 2001, respectively.

        The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

        The following table illustrates each segment's operating income for 2002, 2001 and 2000. Assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate and fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

(10)    Segment of Business Information (Continued)

	January 31, 2002
	Engineering & Evaluation	Technical Staffing	Corporate	Total
Net revenues	$53,904,000	$20,680,000	$—	$74,584,000

Gross profit	13,305,000	4,652,000	—	17,957,000
Selling, general and administrative expense	11,474,000	4,455,000	—	15,929,000

Operating income	1,831,000	197,000	—	2,028,000
Other income (expense):				—
Interest expense, net	(1,670,000)	(70,000)	—	(1,740,000)
Other	370,000	(37,000)	—	333,000

Income before income taxes, minority interest, and extraordinary loss	$531,000	$90,000	$—	$621,000

Assets	$40,490,000	$8,636,000	$7,655,000	$56,781,000

Equity Investments	$114,000	$—	$—	$114,000

Expenditures for long-lived assets	$2,964,000	$95,000	$149,000	$3,208,000

Depreciation and amortization	$4,141,000	$339,000	$227,000	$4,707,000

	January 31, 2001
	Engineering & Evaluation	Technical Staffing	Corporate	Total
Net revenues	$58,277,000	$26,527,000	$—	$84,804,000
Gross profit	15,660,000	6,124,000	—	21,784,000

Selling, general and administrative expense	11,278,000	7,307,000	—	18,585,000

Operating income (loss)	4,382,000	(1,183,000)	—	3,199,000
Other income (expense):			—
Interest expense, net	(1,828,000)	(222,000)	—	(2,050,000)
Other	(255,000)	(71,000)	—	(326,000)

Income (loss) before income taxes and minority interest	$2,299,000	$(1,476,000)	$—	$823,000

Assets	$45,052,000	$9,225,000	$7,044,000	$61,321,000

Equity Investments	$132,000	$—	$—	$132,000

Expenditures for long-lived assets	$6,282,000	$311,000	$127,000	$6,720,000

Depreciation and amortization	$3,540,000	$418,000	$239,000	$4,197,000

(10)    Segment of Business Information (Continued)

	January 31, 2000
	Engineering & Evaluation	Technical Staffing	Corporate	Total
Net revenues	$49,637,000	$34,487,000	$—	$84,124,000

Gross profit	14,672,000	9,323,000	—	23,995,000
Selling, general and administrative expense	9,180,000	9,725,000	—	18,905,000

Operating income (loss)	5,492,000	(402,000)	—	5,090,000
Other income (expense):	—
Interest expense, net	(1,251,000)	(293,000)	—	(1,544,000)
Settlement and related legal expenses	(1,598,000)	—	—	(1,598,000)
Other	(367,000)	236,000	—	(131,000)

Income (loss) before income taxes, minority interest and discontinued operations	$2,276,000	$(459,000)	$—	$1,817,000

Assets	$40,192,000	$11,475,000	$6,964,000	$58,631,000

Equity Investments	$120,000	$—	$—	$120,000

Expenditures for long-lived assets	$7,705,000	$1,673,000	$61,000	$9,439,000

Depreciation and amortization	$3,077,000	$191,000	$209,000	$3,477,000

(11)    Quarterly Financial Data (Unaudited)

	Three months ended
2002
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$19,376,000	$19,117,000	$18,003,000	$18,088,000
Gross profit	4,828,000	4,582,000	3,901,000	4,646,000
Income (loss) from continuing operations	134,000	31,000	(147,000)	295,000
Loss from extraordinary item	—	—	—	(100,000)
Net income (loss)	134,000	31,000	(147,000)	195,000
Basic earnings (loss) per common share Continuing operations	0.02	0.00	(0.02)	0.03
Extraordinary loss	—	—	—	(0.01)
Net Income (loss)*	0.02	0.00	(0.02)	0.02
Diluted earnings (loss) per common share Continuing operations	0.02	0.00	(0.02)	0.03
Extraordinary loss	—	—	—	(0.01)
Net Income (loss)*	0.02	0.00	(0.02)	0.02
Weighted average common shares outstanding	8,503,000	8,453,000	8,435,000	8,481,000
Dilutive effect of stock options	27,000	11,000	—	—
Weighted average common shares outstanding, assuming dilution	8,530,000	8,464,000	8,435,000	8,481,000

*
Per share data may not always add to the total for the year because each figure is independently calculated.

(11)    Quarterly Financial Data (Unaudited) (Continued)

	Three months ended
2001
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$21,190,000	$20,606,000	$22,103,000	$20,905,000
Gross profit	6,000,000	5,637,000	5,740,000	4,407,000
Income (loss) from continuing operations	762,000	150,000	424,000	(905,000)
Net income (loss)	762,000	150,000	424,000	(905,000)
Basic earnings (loss) per common share
Continuing operations	0.09	0.02	0.05	(0.11)
Net Income (loss) *	0.09	0.02	0.05	(0.11)
Diluted earnings (loss) per common share
Continuing operations	0.09	0.02	0.05	(0.11)
Net Income (loss)*	0.09	0.02	0.05	(0.11)
Weighted average common shares outstanding	8,460,000	8,509,000	8,509,000	8,510,000
Dilutive effect of stock options	84,000	69,000	22,000	—
Weighted average common shares outstanding, assuming dilution	8,544,000	8,578,000	8,531,000	8,510,000

*
Per share data may not always add to the total for the year because each figure is independently calculated.

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2002, 2001 and 2000

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions— charged to costs and expenses	Deductions— describe(a)	Balance at end of period
Allowance for doubtful accounts receivable:
2002	$1,230,000	$766,000	$(897,000)	$1,099,000

2001	$803,000	$1,540,000	$(1,113,000)	$1,230,000

2000	$904,000	$454,000	$(555,000)	$803,000

(a)
Write-off of uncollectible accounts receivable, net of recoveries.

QuickLinks

NATIONAL TECHNICAL SYSTEMS, INC. Annual Report (Form 10-K) For Year Ended January 31, 2002 PART I
PART II
PART III
PART IV
SIGNATURES
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements and Schedule
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets January 31, 2002 and 2001
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Income Years Ended January 31, 2002, 2001 and 2000
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity Years ended January 31, 2002, 2001 and 2000
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended January 31, 2002, 2001 and 2000
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 31, 2002, 2001 and 2000
Schedule II NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves Years ended January 31, 2002, 2001 and 2000