Form 10-Q
period 2002-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2002-06-12
CIK 110536

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended April 30, 2002

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

              24007 Ventura Boulevard, Suite 200, Calabasas, California
     ---------------------------------------------------------------------------
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

The number of shares of common stock, no par value, outstanding as of June 3, 2002 was 8,661,040.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART  I.   FINANCIAL INFORMATION                                        Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            April 30, 2002 (unaudited) and January 31, 2002                   3

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended April 30, 2002 and 2001                4

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended April 30, 2002 and 2001                5

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9


PART  II.   OTHER INFORMATION & SIGNATURE


Item 6.  Exhibits and Reports on Form 8-K                                    15

PART I - FINANCIAL
ITEM 1.  FINANCIAL STATEMENTS
  NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets

                                                                         April 30,       January 31,
                                                                           2002             2002
                         ASSETS                                         (unaudited)
                         ------                                         ----------------------------
CURRENT ASSETS:
 Cash                                                                   $  5,121,000    $  3,783,000
 Accounts receivable, less allowance for doubtful accounts
  of $1,169,000 at April 30, 2002 and $1,099,000 at January 31, 2002      16,058,000      17,092,000
 Income taxes receivable                                                     247,000         183,000
 Inventories                                                               1,264,000       1,552,000
 Deferred tax assets                                                       1,272,000       1,158,000
  Prepaid expenses                                                         1,229,000       1,032,000
                                                                        ----------------------------
   Total current assets                                                   25,191,000      24,800,000

Property, plant and equipment, at cost                                    73,832,000      73,108,000
Less: accumulated depreciation                                           (45,973,000)    (44,819,000)
                                                                        ----------------------------
   Net property, plant and equipment                                      27,859,000      28,289,000

Property held for sale                                                       544,000         544,000
Goodwill                                                                     870,000         870,000
Other assets                                                               2,496,000       2,278,000
                                                                        ----------------------------
      TOTAL ASSETS                                                      $ 56,960,000    $ 56,781,000
                                                                        ============================
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                       $  2,843,000    $  3,276,000
 Accrued expenses                                                          3,161,000       2,829,000
 Deferred income                                                           1,303,000         497,000
 Current installments of long-term debt                                    1,416,000       1,444,000
                                                                        ----------------------------
  Total current liabilities                                                8,723,000       8,046,000
Long-term debt, excluding current installments                            17,569,000      18,657,000
Deferred income taxes                                                      3,983,000       3,682,000
Deferred compensation                                                        804,000         783,000
Minority interest                                                            131,000         136,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
 Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,662,000 as of April 30, 2002 and 8,667,000 as of
  January 31, 2002                                                        12,510,000      12,517,000
 Retained earnings                                                        13,291,000      13,011,000
 Accumulated other comprehensive income                                      (51,000)        (51,000)
                                                                        ----------------------------
  Total shareholders' equity                                              25,750,000      25,477,000
                                                                        ----------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 56,960,000    $ 56,781,000
                                                                        ============================

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended April 30, 2002 and 2001

                                                       2002            2001
                                                   ----------------------------
Net revenues                                       $ 19,268,000    $ 19,376,000
Cost of sales                                        14,529,000      14,548,000
                                                   ----------------------------
  Gross profit                                        4,739,000       4,828,000

Selling, general and administrative expense           3,936,000       4,073,000
                                                   ----------------------------
  Operating income                                      803,000         755,000
Other expense:
  Interest expense, net                                (321,000)       (502,000)
  Other                                                  (2,000)        (27,000)
                                                   ----------------------------
Total other expense                                    (323,000)       (529,000)

Income before income taxes and minority interest        480,000         226,000
Income taxes                                            205,000          92,000
                                                   ----------------------------

Income before minority interest                         275,000         134,000
Minority interest                                         5,000               -
                                                   ----------------------------

Net income                                         $    280,000    $    134,000
                                                   ============================
Net income per common share:
 Basic                                             $       0.03    $       0.02
                                                   ============================
 Diluted                                           $       0.03    $       0.02
                                                   ============================

Weighted average common shares outstanding            8,667,000       8,503,000
Dilutive effect of stock options                              -          27,000
                                                   ----------------------------
Weighted average common shares outstanding,
 assuming dilution                                    8,667,000       8,530,000
                                                   ============================
          See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2002 and 2001

                                                                     2002           2001
                                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations                            $   280,000    $   134,000

Adjustments to reconcile net income to cash provided by operating activities:

 Depreciation and amortization                                     1,154,000      1,152,000
 Provisions for losses on receivables                                 70,000         (7,000)
 Undistributed earnings of affiliate                                  (5,000)             -
 Deferred income taxes                                               187,000         91,000
 Changes in assets and liabilities:
  Accounts receivable                                                964,000        989,000
  Inventories                                                        288,000        138,000
  Income taxes receivable                                            (64,000)       452,000
  Prepaid expenses                                                  (197,000)      (266,000)
  Other assets and goodwill                                         (180,000)       185,000
  Accounts payable                                                  (433,000)    (1,582,000)
  Accrued expenses                                                   332,000         44,000
  Deferred income                                                    806,000       (149,000)
  Deferred compensation                                               21,000        (31,000)
                                                                 --------------------------
Net cash provided by operating activities                          3,223,000      1,150,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                          (724,000)      (938,000)
 Investment in life insurance                                        (38,000)       (32,000)
                                                                 --------------------------
Net cash used for investing activities                              (762,000)      (970,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from current and long-term debt                            114,000        245,000
 Repayments of current and long-term debt                         (1,230,000)    (1,326,000)
 Common stock repurchase                                              (7,000)       (63,000)
                                                                 --------------------------
Net cash used by financing activities                             (1,123,000)    (1,144,000)
                                                                 --------------------------
Effect of exchange rate changes on cash and cash equivalents               -         (8,000)
                                                                 --------------------------

Net increase (decrease) in cash                                    1,338,000       (972,000)
Beginning cash balance                                             3,783,000      3,344,000
                                                                 --------------------------

ENDING CASH BALANCE                                              $ 5,121,000    $ 2,372,000
                                                                 ==========================

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2002.

      The statements presented as of and for the three months ended April 30, 2002 and 2001 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended April 30, 2002 and 2001, total comprehensive income was $280,000 and $126,000, respectively. The reported amount for total comprehensive income differs from net income for the three months ended April 30, 2001 due to foreign currency translation adjustments. There was no foreign currency translation adjustment for the three months ended April 30, 2002. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

4.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the three months ended April 30, 2002 was $371,000 and $85,000, respectively. Cash paid for interest and taxes for the three months ended April 30, 2001 was $494,000 and $55,000, respectively.

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

7.    Stock Repurchase

      On February 6, 2001, the Company's Board of Directors authorized the repurchase of shares in the Company's common stock in open market purchases. During fiscal year 2002, the Company repurchased 88,700 shares leaving a balance of 36,300 available for repurchase subject to the Company's covenants with its new banks, which permit the use in fiscal 2003 of an additional maximum amount equal to 75% of the Company's net profit for fiscal year 2002. As of April 30, 2002, the Company had purchased an additional 5,000 shares at an average price of $1.38.

8.    Goodwill: Adoption of Statements 141 and 142

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. In accordance with SFAS No. 142, the Company identified two reporting units, the Engineering and Evaluation unit and the Technical Staffing unit, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of February 1, 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

      The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                                                   Three Months
                                                                                       Ended
                                                                                      April 30,
                                                                              -----------------------
                                                                                2002           2001
                                                                              -----------------------
          Net income, as reported                                             $   280,000   $ 134,000
          Add back:  Goodwill amortization                                              -      37,000
          Related income tax effect                                                     -     (15,000)
                                                                              -----------------------
          Adjusted net income                                                 $   280,000   $ 156,000
                                                                              =======================
          Net income per share:
          Basic and diluted net income per common share, as  reported         $      0.03   $    0.02
            Add back: Goodwill amortization, net of related income tax effect           -           -
                                                                              -----------------------
          Adjusted basic and diluted net income per common share              $      0.03   $    0.02
                                                                              =======================

      Amortization of goodwill for the full fiscal year 2002 was $133,000 before income taxes.

9.    Long-Lived Assets: Adoption of Statement 144

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company has adopted SFAS 144 beginning in the first quarter of fiscal year 2003. The adoption had no impact on the Company's consolidated financial position or results of operations.

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

GENERAL
-------

      The Company is a diversified services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, the Company provides its customers a market channel to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

      The Company operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the country and Japan, serving a large variety of high technology industries, including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow clients to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards

      The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its clients' information technology ("IT"), information systems ("IS") and software engineering needs. The Company supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, and multiple levels of system operations personnel.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three months ended April 30.

RESULTS OF OPERATIONS
---------------------

REVENUES
Three months ended April 30,               2002   % Change    2001
(Dollars in thousands)                  -----------------------------

Engineering & Evaluation                $  13,756   0.7%    $  13,665
Technical Staffing                          5,512  (3.5)%       5,711
                                        ---------           ---------
  Total revenues                        $  19,268  (0.6)%   $  19,376
                                        =========           =========

For the three months ended April 30, 2002, consolidated revenues decreased by $108,000 or 0.6% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------

For the three months ended April 30, 2002, Engineering & Evaluation revenues increased by $91,000 or 0.7% when compared to the same period in fiscal 2002, primarily due to increased revenues in the aerospace, defense, nuclear energy electronic and automotive markets, partially offset by decreases in revenues in the computer testing and telecommunications markets due to the continued weakness in the technology sector across the U.S. economy. In addition, revenues were affected by the shut down of the Largo, Florida facility during the fourth quarter of last year.

Technical Staffing:
-------------------
For the three months ended April 30, 2002, revenues in Technical Staffing decreased by $199,000 or 3.5% when compared to the same period in fiscal 2002, primarily due to the continuing recession, which has negatively impacted growth in the staffing industry, as many companies have ceased efforts to increase their work force. This decrease, however, shows a significant improvement from the $1,697,000 year-over-year decline experienced during the fourth quarter of last fiscal year. Sequentially, revenues in Technical Staffing increased from $4,935,000 in the fourth quarter of fiscal 2002 to $5,512,000 in this quarter.

GROSS PROFIT
Three months ended April 30,              2002    %Change   2001
(Dollars in thousands)                  ----------------------------

Engineering & Evaluation                $  3,615    3.6%    $  3,488
% to segment revenue                       26.3%               25.5%

Technical Staffing                         1,124   (16.1)%     1,340
% to segment revenue                       20.4%               23.5%
                                        ---------           ---------
Total                                   $  4,739    (1.8)%  $  4,828
                                        =========           =========
% to segment revenue                       24.6%               24.9%

Total gross profit for the three months ended April 30, 2002 decreased by $89,000 or 1.8% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
------------------------
For the three months ended April 30, 2002, gross profit for the Engineering & Evaluation Group increased by $127,000 or 3.6% when compared to the same period in fiscal 2002, primarily as a result of the implementation of cost cutting measures and the increase in revenues. The gross profit increase was partially offset by higher depreciation, utility costs, insurance, workers compensation and other employee benefits.

Technical Staffing:
-------------------
For the three months ended April 30, 2002, gross profit decreased by $216,000 or 16.1% in the Technical Staffing Group when compared to the same period in fiscal 2002. This decrease was primarily due to the decrease in revenues and lower margins due to customer mix. This decrease however is an improvement from the $461,000 year-over-year decline experienced during the fourth quarter of last year. Sequentially, gross profit in Technical Staffing increased from $986,000 in the fourth quarter of fiscal 2002 to $1,124,000 in this quarter.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,            2002     % Change    2001
(Dollars in thousands)                 ----------------------------

Engineering & Evaluation                $ 2,947    3.3%     $ 2,854
% to segment revenue                      21.4%               20.9%

Technical Staffing                         989    (18.9)%     1,219
% to segment revenue                      17.9%               21.3%
                                       ---------           ---------
Total                                   $ 3,936   (3.4)%    $ 4,073
                                       =========           =========
% to segment revenue                      20.4%               21.0%

Total selling, general and administrative expenses decreased $137,000 or 3.4% for the three months ended April 30, 2002 when compared to the same period in fiscal 2002.

Engineering & Evaluation:
------------------------
For the three months ended April 30, 2002, selling, general and administrative expenses increased by $93,000 or 3.3% when compared to the same period in fiscal 2002, primarily due to training and consulting costs related to a number of major initiatives undertaken by the Company to streamline internal processes, restructure the sales organization and improve the Company's technological capabilities.

Technical Staffing:
------------------
For the three months ended April 30, 2002, selling, general and administrative expenses decreased by $230,000 or 3.4% when compared to the same period in fiscal 2002, primarily due to the continued efforts by management to improve efficiencies and control costs in all aspects of its business.

OPERATING INCOME
Three months ended April 30,           2002   % Change  2001
(Dollars in thousands)               --------------------------

Engineering & Evaluation                $ 668    5.4%    $ 634
% to segment revenue                     4.9%             4.6%

Technical Staffing                        135   11.6%      121
% to segment revenue                     2.4%             2.1%
                                     ---------        ---------
Total                                   $ 803    6.4%    $ 755
                                     =========        =========
% to segment revenue                     4.2%             3.9%

Operating income for the three months ended April 30, 2002 increased by $48,000 or 6.4% when compared to fiscal 2002.

For the three months ended April 30, 2002, operating income in the Engineering & Evaluation Group increased by $34,000 or 5.4% when compared to the same period in fiscal 2002, as a result of the increase in gross profit, partially offset by a slight increase in selling, general and administrative expenses discussed above.

For the three months ended April 30, 2002, operating income in the Technical Staffing Group increased by $14,000 or 11.6% when compared to the same period in fiscal 2002, as a result of the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

Net interest expense decreased by $181,000 in the three months ended April 30, 2002 when compared to the same period in fiscal 2002. This decrease was principally due to lower average debt balances for the three months ended April 30, 2002 and lower interest rate levels when compared to the same period last year.

INCOME TAXES

The income tax provision rate of 42.7% for the three months ended April 30, 2002 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2003. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly, based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the three months ended April 30, 2002, compared to the same period in fiscal 2002, was primarily due to the lower interest expense and lower selling, general and administrative expenses in the Technical Staffing segment, partially offset by slightly lower gross profit.

BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------

The Company's basic service is to provide product certification, product safety testing and product evaluation to ensure its clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the Department of Defense's main initiatives. Budget increases are projected for operational readiness spending as well as research and development spending. The Company is well positioned to service the needs of the suppliers to the Department of Defense by testing their products with its current locations and certification, registration and testing capability. The Company is also anticipating a rebound in the technology sector served by the Company towards the end of calendar year 2002.

The Company anticipates that its growth in fiscal year 2003 will be derived primarily from the functional certification and test activity in the aerospace and defense industries

Technical Staffing:
-------------------

The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its clients' needs. One of the strategies for growth is to leverage off our Engineering & Evaluation clients and provide technical and engineering personnel as a complete package to the certification, registration and test services we currently provide. The goal is to align NTS as a complete solution to the clients' product development needs which will include consultants and technical experts provided by our staffing division.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended April 30, 2002, cash provided by operations increased by $2,073,000 when compared to the same period in fiscal 2001. This increase was primarily due to the reductions in payments in accounts payable compared to the same period fiscal 2002 and an increase in deferred income.

Net cash used in investing activities in the three-month period ended April 30, 2002 decreased by $208,000 over the same period in fiscal 2001, primarily due to the decrease in capital purchases during the three-month period ended April 30, 2002.

In the three-month period ended April 30, 2002, net cash used by financing activities decreased by $21,000 over the same period in fiscal 2001. Net cash used by financing activities consisted of debt reduction on lines of credit and short term and long term debt of $1,230,000 in the aggregate and repurchase of common stock of $7,000, partially offset by increases in proceeds from loans of $114,000.

The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on July 30, 2003. Comerica, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,500,000 on July 30, 2002 and by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount, or $80,000, which was capitalized and is being amortized as additional interest expense over twelve months. The Company will also pay an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at April 30, 2002 was $11,322,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of April 30, 2002.

The Company has additional equipment line of credit agreements (at interest rates of 6.02 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at April 30, 2002 was $3,561,000.

The balance at April 30, 2002 of other notes payable collateralized by land and building, was $3,294,000.

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            (none)


        (b) Form 8-K

        During the quarter ended April 30, 2002 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date:       June 10, 2002               By:      /s/ Lloyd Blonder
     -----------------------               ---------------------------
                                        Lloyd Blonder
                                        Senior Vice President
                                        Chief Financial Officer

                                        (Signing on behalf of the
                                        registrant and as principal
                                        financial officer)