Form 10-Q
period 2002-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2002-09-12
CIK 110536

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

(mark one)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended July 31, 2002

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

 The number of shares of common stock, no par value, outstanding as of September 10, 2002 was 8,656,540.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART I.  FINANCIAL INFORMATION
                                                                       Page No.


Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets as of
        July 31, 2002 (unaudited) and January 31, 2002                    3

       Unaudited Condensed Consolidated Statements of Income
       For the Six Months Ended July 31, 2002 and 2001                    4

       Unaudited Condensed Consolidated Statements of Income
       For the Three Months Ended July 31, 2002 and 2001                  5

       Unaudited Condensed Consolidated Statements of Cash Flows
       For the Six Months Ended July 31, 2002 and 2001                    6

       Notes to the Unaudited Condensed Consolidated Financial
       Statements                                                         7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10


PART II. OTHER INFORMATION & SIGNATURE


Item 6.  Exhibits and Reports on Form 8-K                                18

PART I - FINANCIAL
ITEM 1.  FINANCIAL STATEMENTS
 NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets

                                                                         July 31,        January 31,
                                                                           2002             2002
                         ASSETS                                         (unaudited)
                         ------                                         ----------------------------
CURRENT ASSETS:
 Cash                                                                   $  4,681,000    $  3,783,000
 Accounts receivable, less allowance for doubtful accounts
  of $1,176,000 at July 31, 2002 and $1,099,000 at January 31, 2002       15,536,000      17,092,000
 Income taxes receivable                                                     370,000         183,000
 Inventories                                                               2,030,000       1,552,000
 Deferred tax assets                                                       1,020,000       1,158,000
 Prepaid expenses                                                          1,411,000       1,032,000
                                                                        ----------------------------
   Total current assets                                                   25,048,000      24,800,000

Property, plant and equipment, at cost                                    74,428,000      73,108,000
Less: accumulated depreciation                                           (47,114,000)    (44,819,000)
                                                                        ----------------------------
   Net property, plant and equipment                                      27,314,000      28,289,000

Property held for sale                                                             -         544,000
Goodwill                                                                     870,000         870,000
Other assets                                                               2,293,000       2,278,000
                                                                        ----------------------------
      TOTAL ASSETS                                                      $ 55,525,000    $ 56,781,000
                                                                        ============================
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                       $  3,385,000    $  3,276,000
 Accrued expenses                                                          2,702,000       2,829,000
 Deferred income                                                             879,000         497,000
 Current installments of long-term debt                                    1,357,000       1,444,000
                                                                        ----------------------------
  Total current liabilities                                                8,323,000       8,046,000
Long-term debt, excluding current installments                            16,231,000      18,657,000
Deferred income taxes                                                      3,988,000       3,682,000
Deferred compensation                                                        822,000         783,000
Minority interest                                                            142,000         136,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
 Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,657,000 as of July 31, 2002 and 8,667,000 as of
  January 31, 2002                                                        12,498,000      12,517,000
 Retained earnings                                                        13,572,000      13,011,000
 Accumulated other comprehensive income                                      (51,000)        (51,000)
                                                                        ----------------------------
  Total shareholders' equity                                              26,019,000      25,477,000
                                                                        ----------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 55,525,000    $ 56,781,000
                                                                        ============================

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Six Months Ended July 31, 2002 and 2001

                                                       2002            2001
                                                   ----------------------------
Net revenues                                       $ 37,678,000    $ 38,493,000
Cost of sales                                        28,418,000      29,083,000
                                                   ----------------------------
  Gross profit                                        9,260,000       9,410,000

Selling, general and administrative expense           7,681,000       8,184,000
                                                   ----------------------------
  Operating income                                    1,579,000       1,226,000
Other income (expense):
  Interest expense, net                                (629,000)       (961,000)
  Other                                                  35,000           9,000
                                                   ----------------------------
Total other expense                                    (594,000)       (952,000)

Income before income taxes and minority interest        985,000         274,000
Income taxes                                            419,000         109,000
                                                   ----------------------------

Income before minority interest                         566,000         165,000
Minority interest                                        (5,000)              -
                                                   ----------------------------

Net income                                         $    561,000    $    165,000
                                                   ============================
Net income per common share:
 Basic                                             $       0.06    $       0.02
                                                   ============================
 Diluted                                           $       0.06    $       0.02
                                                   ============================

Weighted average common shares outstanding            8,663,000       8,478,000
Dilutive effect of stock options                         12,000          25,000
                                                   ----------------------------
Weighted average common shares outstanding,
 assuming dilution                                    8,675,000       8,503,000
                                                   ============================
See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations for Three Months Ended July 31, 2002 and 2001

                                                       2002            2001
                                                   ----------------------------
Net revenues                                       $ 18,410,000    $ 19,117,000
Cost of sales                                        13,889,000      14,535,000
                                                   ----------------------------
  Gross profit                                        4,521,000       4,582,000

Selling, general and administrative expense           3,745,000       4,111,000
                                                   ----------------------------
  Operating income                                      776,000         471,000
Other income (expense):
  Interest expense, net                                (308,000)       (459,000)
  Other                                                  37,000          36,000
                                                   ----------------------------
Total other expense                                    (271,000)       (423,000)

Income before income taxes and minority interest        505,000          48,000
Income taxes                                            214,000          17,000
                                                   ----------------------------

Income before minority interest                         291,000          31,000
Minority interest                                       (10,000)              -
                                                   ----------------------------

Net income                                         $    281,000    $     31,000
                                                   ============================
Net income per common share:
 Basic                                             $       0.03    $       0.00
                                                   ============================
 Diluted                                           $       0.03    $       0.00
                                                   ============================

Weighted average common shares outstanding            8,659,000       8,453,000
Dilutive effect of stock options                         41,000          11,000
                                                   ----------------------------
Weighted average common shares outstanding,
 assuming dilution                                    8,700,000       8,464,000
                                                   ============================
See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2002 and 2001

                                                                     2002           2001
                                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations                            $   561,000    $   165,000

Adjustments to reconcile net income to cash provided by operating activities:

 Depreciation and amortization                                     2,295,000      2,345,000
 Provisions for losses on receivables                                 77,000         (7,000)
 Undistributed earnings of affiliate                                   6,000              -
 Deferred income taxes                                               444,000        108,000
 Changes in assets and liabilities:
  Accounts receivable                                              1,479,000      1,403,000
  Inventories                                                       (478,000)        70,000
  Income taxes receivable                                           (187,000)       393,000
  Prepaid expenses                                                  (379,000)      (524,000)
  Other assets and goodwill                                           23,000         21,000
  Accounts payable                                                   109,000     (1,369,000)
  Accrued expenses                                                  (127,000)      (169,000)
  Deferred income                                                    382,000      1,004,000
  Deferred compensation                                               39,000         (3,000)
                                                                 --------------------------
Net cash provided by operating activities                          4,244,000      3,437,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                        (1,320,000)    (1,878,000)
 Investment in life insurance                                        (38,000)             -
 Sale of property                                                    544,000              -
                                                                 --------------------------
Net cash used for investing activities                              (814,000)    (1,878,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from current and long-term debt                            129,000        690,000
 Repayments of current and long-term debt                         (2,642,000)    (2,904,000)
 Common stock repurchase                                             (19,000)      (142,000)
                                                                 --------------------------
Net cash used by financing activities                             (2,532,000)    (2,356,000)
                                                                 --------------------------
Effect of exchange rate changes on cash and cash equivalents               -         (9,000)
                                                                 --------------------------

Net increase (decrease) in cash                                      898,000       (806,000)
Beginning cash balance                                             3,783,000      3,344,000
                                                                 --------------------------

ENDING CASH BALANCE                                              $ 4,681,000    $ 2,538,000
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

          The statements presented as of and for the three and six months ended July 31, 2002 and 2001 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

  3.      Comprehensive Income

          Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the six and three months ending July 31, 2002 comprehensive income was $561,000 and $281,000 respectively, which was equal to net income as there were no foreign currency translation adjustments for such periods. During the six and three months ending July 31, 2001 comprehensive income was $156,000 and $31,000 respectively. The tax effect related to the foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

  4.      Inventories

          Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

  5.      Interest and Taxes

          Cash paid for interest and taxes for the six months ended July 31, 2002 was $963,000 and $111,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 2001 was $947,000 and $89,000 respectively.

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

  7.      Stock Repurchase

          On February 6, 2001, the Company's Board of Directors authorized the repurchase of shares in the Company's common stock in open market purchases. During fiscal year 2002, the Company repurchased 88,700 shares leaving a balance of 36,300 available for repurchase subject to the Company's covenants with its new banks, which permit the use in fiscal 2003 of an additional maximum amount equal to 75% of the Company's net profit for fiscal year 2002. As of July 31, 2002, the Company had purchased an additional 10,700 shares at an average price of $1.73.

  8.      Earnings per share

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

  9.      Goodwill: Adoption of Statements 141 and 142

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

          The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                         Three Months Ended       Six Months Ended
                                                               July 31,                July 31,
                                                         ------------------     -------------------
                                                           2002        2001        2002      2001
                                                         ------------------     -------------------
Net income, as reported                                  $281,000   $31,000     $561,000   $165,000
Add back: Goodwill amortization                                 -    32,000            -     69,000
Related income tax effect                                       -   (13,000)           -    (28,000)
                                                         ------------------     -------------------
Adjusted net income                                      $281,000   $50,000     $561,000   $206,000
                                                         ==================     ===================

Net income per share
Basic and diluted net income per common share,
as reported                                              $   0.03   $  0.00     $   0.06   $   0.02
  Add back: Goodwill amortization, net of related
  income tax effect                                             -         -            -          -
                                                         ------------------     -------------------
Adjusted basic and diluted net income per common share   $   0.03   $  0.01     $   0.06   $   0.02
                                                         ==================     ===================

          Amortization of goodwill for the full fiscal year 2002 was $133,000 before income taxes.

10.       Long-Lived Assets: Adoption of Statement 144

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

          The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the country in Japan, serving a large variety of high technology industries, including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow clients to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

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

RESULTS OF OPERATIONS
---------------------
REVENUES
Six months ended July 31,                2002     % Change    2001      Diff
(Dollars in thousands)                  ----------------------------------------

Engineering & Evaluation                $  27,017  (2.5)%   $  27,706  $   (689)
Technical Staffing                         10,661  (1.2)%      10,787      (126)
                                        ---------           --------------------
  Total revenues                        $  37,678  (2.1)%   $  38,493  $   (815)
                                        =========           ====================


For the six months ended July 31, 2002, consolidated revenues decreased by $815,000 or 2.1% when compared to the same period in fiscal 2002.

Engineering  &  Evaluation:
-------------------------
For the six months ended July 31, 2002, Engineering and Evaluation revenues decreased by $689,000 or 2.5% when compared to the same period in fiscal 2002, primarily due to the continued weakness in the technology sector which affected revenues in the computer testing and telecommunications markets. Revenues were also affected by the shut down of the Largo, Florida facility during the fourth quarter of last year and the negative effect on revenues caused by the new highway taken by Eminent Domain at our Santa Clarita facility as discussed in the Business Environment section of this report. The decrease in revenues was partially offset by an increase in the Company's traditional testing business and revenues derived from the newly established Independent Test Laboratory
(ITL) program that the Company is performing for Verizon.

Technical Staffing:
-------------------
For the six months ended July 31, 2002, revenues in Technical Staffing decreased by $126,000 or 1.2% when compared to the same period in fiscal 2002, primarily due to the continued weakness in the economy, which has negatively impacted growth in the staffing industry, as many companies remain cautious about increasing their work force.

GROSS PROFIT
Six months ended July 31,                 2002    %Change     2001        Diff
(Dollars in thousands)                  ----------------------------------------

Engineering & Evaluation                $  7,125      4.0% $   6,854  $      271
% to segment revenue                       26.4%               24.7%        1.6%

Technical Staffing                         2,135   (16.5)%     2,556       (421)
% to segment revenue                       20.0%               23.7%       -3.7%
                                        ---------           --------------------
Total                                   $  9,260    (1.6)%  $  9,410   $   (150)
                                        =========           ====================
% to segment revenue                       24.6%               24.4%        0.2%

Total gross profit for the six months ended July 31, 2002 decreased by $150,000 or 1.6% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the six months ended July 31, 2002, gross profit for the Engineering & Evaluation Group increased by $271,000 or 4.0% when compared to the same period in fiscal 2002, primarily as a result of the implementation of cost cutting measures and streamlining internal processes.

Technical Staffing:
-------------------
For the six months ended July 31, 2002, gross profit decreased by $421,000 or 16.5% in the Technical Staffing Group when compared to the same period in fiscal 2002. This decrease was primarily due to the competitive pricing pressures in the staffing industry.

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,                 2002     % Change    2001       Diff
(Dollars in thousands)                 -----------------------------------------

Engineering & Evaluation                $ 5,810      1.2%    $ 5,743   $      67
% to segment revenue                      21.5%                20.7%        0.8%

Technical Staffing                        1,871   (23.4)%      2,441       (570)
% to segment revenue                      17.5%                22.6%       -5.1%
                                        --------             -------------------
Total                                   $ 7,681    (6.1)%    $ 8,184   $   (503)
                                        ========             ===================
% to segment revenue                      20.4%                21.3%       -0.9%


Total selling, general and administrative expenses decreased $503,000 or 6.1% for the six months ended July 31, 2002 when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the six months ended July 31, 2002, selling, general and administrative expenses increased by $67,000 or 1.2% when compared to the same period in fiscal 2002, primarily due to training and consulting costs related to a number of major initiatives undertaken by the Company to streamline internal processes, restructure the sales organization and improve the Company's technological capabilities.

Technical Staffing:
-------------------
For the six months ended July 31, 2002, selling, general and administrative expenses decreased by $570,000 or 23.4% when compared to the same period in fiscal 2002, primarily due to the continued efforts by management to improve efficiencies and control costs in all aspects of its business.

OPERATING INCOME
Six months ended July 31,               2002    % Change    2001         Diff
(Dollars in thousands)               -------------------------------------------

Engineering & Evaluation              $ 1,315    18.4%    $ 1,111   $      204
% to segment revenue                     4.9%                4.0%         0.9%

Technical Staffing                        264   129.6%        115          149
% to segment revenue                     2.5%                1.1%         1.4%
                                     ---------           -----------------------
Total                                 $ 1,579    28.8%    $ 1,226    $     353
                                     =========            ======================
% to segment revenue                     4.2%                3.2%         1.0%

Operating income for the six months ended July 31, 2002 increased by $353,000 or 28.8% when compared to fiscal 2002.

For the six months ended July 31, 2002, operating income in the Engineering & Evaluation Group increased by $204,000 or 18.4% when compared to the same period in fiscal 2002, as a result of the increase in gross profit, partially offset by a slight increase in selling, general and administrative expenses discussed above.

For the six months ended July 31, 2002, operating income in the Technical Staffing Group increased by $149,000 or 129.6% when compared to the same period in fiscal 2002, as a result of the decrease in selling and general and administrative expenses discussed above, partially offset by the decrease in gross profit discussed above.


INTEREST EXPENSE

Net interest expense decreased by $332,000 in the six months ended July 31, 2002 when compared to the same period in fiscal 2002. This decrease was principally due to lower average debt balances for the six months ended July 31, 2002 and lower interest rate levels when compared to the same period last year.


INCOME TAXES

The income tax provisional rate of 42.5% for the six months ended July 31, 2002 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2003. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the six months ended July 31, 2002, compared to the same period in fiscal 2002, was primarily due to the lower selling and administrative expenses and interest expense, partially offset by higher other expense.


The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended July 31,                2002   % Change    2001      Diff
(Dollars in thousands)                  ----------------------------------------

Engineering & Evaluation                $  13,261  (5.6)%   $  14,041  $   (780)
Technical Staffing                          5,149    1.4%       5,076         73
                                        ---------           --------------------
  Total revenues                        $  18,410  (3.7)%   $  19,117  $   (707)
                                        =========           ====================

For the three months ended July 31, 2002, consolidated revenues decreased by $707,000 or 3.7% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------

For the three months ended July 31, 2002, Engineering and Evaluation revenues decreased by $780,000 or 5.6% when compared to the same period in fiscal 2002, primarily due to the continued weakness in the technology sector which affected revenues in the computer testing and telecommunications markets. Revenues were also affected by the shut down of the Largo, Florida facility during the fourth quarter of last year and the negative effect on revenues caused by the new highway taken by Eminent Domain at our Santa Clarita facility as discussed in the Business Environment section of this report. The decrease in revenues was partially offset by an increase in the Company's traditional testing business and revenues derived from the newly established Independent Test Laboratory
(ITL) program that the Company is performing for Verizon.

Technical Staffing:
-------------------
For the three months ended July 31, 2002, revenues in Technical Staffing increased by $73,000 or 1.4% when compared to the same period in fiscal 2002, primarily due to the increase in placements with the Company's high-volume accounts. This increase was offset by a decrease in headcount with the low-volume accounts.

GROSS PROFIT
Three months ended July 31,                 2002    %Change     2001        Diff
(Dollars in thousands)                  ----------------------------------------

Engineering & Evaluation                $  3,510      4.3%  $  3,366   $     144
% to segment revenue                       26.5%               24.0%        2.5%

Technical Staffing                         1,011   (16.9)%     1,216       (205)
% to segment revenue                       19.6%               24.0%       -4.3%
                                        ---------           --------------------
Total                                   $  4,521    (1.3)%  $  4,582   $    (61)
                                        =========           ====================
% to segment revenue                       24.6%               24.0%        0.6%

Total gross profit for the three months ended July 31, 2002 decreased by $61,000 or 1.3% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the three months ended July 31, 2002, gross profit for the Engineering & Evaluation Group increased by $144,000 or 4.3% when compared to the same period in fiscal 2002, primarily as a result of the implementation of cost cutting measures and streamlining internal processes.


Technical Staffing:
-------------------
For the three months ended July 31, 2002, gross profit decreased by $205,000 or 16.9% in the Technical Staffing Group when compared to the same period in fiscal 2002. This decrease was primarily due to the lower margins from the high-volume accounts due to competitive pricing pressures.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,              2002     % Change    2001       Diff
(Dollars in thousands)                 -----------------------------------------

Engineering & Evaluation                $ 2,863      0.9%    $ 2,889   $    (26)
% to segment revenue                      21.6%                20.6%        1.0%

Technical Staffing                          882   (27.8)%      1,222       (340)
% to segment revenue                      17.1%                24.1%       -6.9%
                                        --------             -------------------
Total                                   $ 3,745    (8.9)%    $ 4,111   $   (366)
                                        ========             ===================
% to segment revenue                      20.3%                21.5%       -1.2%

Total selling, general and administrative expenses decreased $366,000 or 8.9% for the three months ended July 31, 2002 when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the three months ended July 31, 2002, selling, general and administrative expenses decreased by $26,000 or 0.9% when compared to the same period in fiscal 2002, primarily due to the continued efforts by management to improve efficiencies.

Technical Staffing:
-------------------
For the three months ended July 31, 2002, selling, general and administrative expenses decreased by $340,000 or 27.8% when compared to the same period in fiscal 2002, primarily due to improved efficiencies which are helping reduce overall costs.

OPERATING INCOME
Three months ended July 31,            2002    % Change    2001         Diff
(Dollars in thousands)               -------------------------------------------

Engineering & Evaluation              $   647    35.6%    $   477     $    170
% to segment revenue                     4.9%                3.4%         1.5%

Technical Staffing                        129  2250.0%        (6)          135
% to segment revenue                     2.5%              (0.1)%         2.6%
                                     ---------           -----------------------
Total                                 $   776    64.8%    $   471     $    305
                                     =========            ======================
% to segment revenue                     4.2%                2.5%         1.7%


Operating income for the three months ended July 31, 2002 increased by $305,000 or 64.8% when compared to fiscal 2002.

For the three months ended July 31, 2002, operating income in the Engineering & Evaluation Group increased by $170,000 or 35.6% when compared to the same period in fiscal 2002, as a result of the increase in gross profit and the decrease in selling and general and administrative expenses discussed above.

For the three months ended July 31, 2002, operating income in the Technical Staffing Group increased by $135,000 when compared to the same period in fiscal 2002, primarily as a result of the decrease in selling and general and administrative expenses.

INTEREST EXPENSE

Net interest expense decreased by $151,000 in the three months ended July 31, 2002 when compared to the same period in fiscal 2002. This decrease was principally due to lower average debt balances for the three months ended July 31, 2002 and lower interest rate levels when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 42.4% for the three months ended July 31, 2002 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2003. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the three months ended July 31, 2002, compared to the same period in fiscal 2002, was primarily due to the lower selling and administrative expenses and interest expense, partially offset by higher other expense.


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

The Company has overall realized a significant increase in sales at its military/aerospace facilities since the September 11 catastrophe. The Company's Santa Clarita facility, its largest military/aerospace facility, has, however, experienced a decline in sales during this period, following construction of a public highway immediately adjacent to the Santa Clarita facility. The highway, which overlooks the Santa Clarita facility, has heightened the concerns of customers who require testing of sensitive programs and has caused certain customers to stop using the facility for those programs. A portion of the highway was built on real property taken from the Company by eminent domain. NTS is seeking, through the legal process, appropriate compensation for the taking of the Company's property. If sufficient compensation is awarded, NTS will utilize same to implement mitigating measures which NTS hopes will enable the Company to continue operations at this facility using most of its capabilities. In an effort to maintain the economic viability of the facility, several new capabilities have been added which include fuel cell testing, upgraded acoustical testing, clean environment satellite testing and installation of a high pressure air system.

Growth for the balance of the year will be dependent on overall economic conditions and the increases in research and development spending in the aerospace, defense and telecommunication industries.

Technical Staffing:
-------------------

The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its clients' needs. One of the strategies for growth is to leverage off the Engineering & Evaluation clients and provide technical and engineering personnel as a complete suite of certification, registration and test services we currently provide. The goal is to align NTS as a complete solution to the clients' product development needs, which will include consultants and technical experts provided by the staffing segment.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 2002, cash provided by operations increased by $807,000 when compared to the same period in fiscal 2002. This increase was primarily due to the reductions in payments in accounts payable, an increase in net income, partially offset by increases in inventory and a decrease in deferred income.

Net cash used in investing activities in the six-month period ended July 31, 2002 decreased by $1,064,000 when compared to the same period in fiscal 2002, primarily due to the effect of changes in capital purchases and sale of property, partially offset by increases in investment in life insurance, during the six-month period ended July 31, 2002.

In the six-month period ended July 31, 2002, net cash used by financing activities increased by $176,000 over the same period in fiscal 2002. Net cash used by financing activities consisted of the repayment of lines of credit and short term and long term debt of $2,642,000 and repurchase of common stock of $19,000, partially offset by increases in proceeds from lines of credit and term loans of $129,000.

The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2004. Comerica, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,500,000 on August 1, 2002 and by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount, or $80,000, which was capitalized and is being amortized as additional interest expense over twelve months. The Company will also pay an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at July 31, 2002 was $10,402,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of July 31, 2002.

The Company has additional equipment line of credit agreements (at interest rates of 6.02 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at July 31, 2002 was $3,227,000.

The balance at July 31, 2002 of other notes payable collateralized by land and building was $3,478,000, and other unsecured notes was $481,000.

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.15 - Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002.

              99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Form 8-K

              During the quarter ended July 31, 2002 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NATIONAL TECHNICAL SYSTEMS, INC.



Date:   September 12, 2002                          By:     /s/ Lloyd Blonder
                                                       -------------------------
                                                    Lloyd Blonder
                                                    Senior Vice President
                                                    Chief Financial Officer

                                                    (Signing on behalf of the
                                                    registrant and as principal
                                                    financial officer)

                                  CERTIFICATION

I, Jack Lin, Chief Executive Officer of the National Technical Systems, Inc.:

1. Have reviewed this quarterly report on Form 10-Q of National Technical Systems, Inc.: and,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                                                   /s/  Jack Lin
                                                       -------------------------
                                                                 Jack Lin
                                                         Chief Executive Officer
                                                              September 12, 2002


                                  CERTIFICATION

I, Lloyd Blonder, Chief Financial Officer, of the National Technical Systems,
Inc.:

1. Have reviewed this quarterly report on Form 10-Q of National Technical Systems, Inc.: and,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                                              /s/  Lloyd Blonder
                                                       -------------------------
                                                               Lloyd Blonder
                                                         Chief Financial Officer
                                                              September 12, 2002

EXHIBIT 10.15

               AMENDMENT NUMBER ONE TO REVOLVING CREDIT AGREEMENT


     This AMENDMENT NUMBER ONE TO REVOLVING CREDIT AGREEMENT (this "Amendment"), dated as of July 17, 2002, is entered into among NATIONAL TECHNICAL SYSTEMS, INC., a California corporation ("Parent"), NTS TECHNICAL SYSTEMS, a California corporation, dba National Technical Systems ("NTS"), XXCAL, INC., a California corporation ("XXCAL"), APPROVED ENGINEERING TEST LABORATORIES, INC., a California corporation ("AETL"), ETCR, INC., a California corporation ("ETCR"), ACTON ENVIRONMENTAL TESTING CORPORATION, a Massachusetts corporation ("Acton"), and one or more Subsidiaries of Parent, whether now existing or hereafter acquired or formed, which become party to the Agreement (as defined below) by executing an Addendum in the form of Exhibit 1 of the Agreement (NTS, XXCAL, AETL, ATCR, Acton and such other Subsidiaries are sometimes individually referred to herein as a "Subsidiary Borrower" and collectively referred to herein as "Subsidiary Borrowers", and Subsidiary Borrowers and Parent are sometimes individually referred to herein as a "Borrower" and collectively referred to herein as "Borrowers"), the financial institutions from time to time parties hereto as Lenders, whether by execution hereof or an Assignment and Acceptance in accordance with Section 11.5(c) of the Agreement, and Comerica Bank - California, in its capacity as contractual representative for itself and the other Lenders ("Agent"), with reference to the following facts:

     A. Borrowers, Agent and Lenders previously entered into that certain Revolving Credit Agreement, dated as of November 21, 2001 (the "Agreement");

     B. Borrowers, Agent and Lenders desire to amend the Agreement in accordance with the terms of this Amendment.

     NOW, THEREFORE, in consideration of the foregoing, the parties hereto hereby agree as follows:

     Defined Terms. All initially capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Agreement.

     Amendments to Section 1.1. The definitions of "Permitted Asset Sales", "Revolving Loans Maturity Date" and "Total Credit" set forth in Section 1.1 of the Agreement are hereby amended in their entirety as follows:

     "Permitted Asset Sales" means (i) the Asset Sale of NTS' Largo Division located at 7887 Brian Dairy Road, Largo, Florida, (ii) any sales in connection with eminent domain proceedings affecting the Real Property Collateral, (iii) the sale of a condominium owned by ETCR located at 76216 Honeysuckle Drive, Palm Desert, California, (iv) the sale of the San Marcos properties in Vista, California owned by ETCR (APN 217-161-03 and 217-161-08), provided that the proceeds of such sale are used by Parent to repurchase Capital Stock of Parent as set forth in Section 7.10 hereof."

     "Revolving Loans Maturity Date" means August 1, 2004."

     "Total Credit" means, initially, Sixteen Million Dollars ($16,000,000), as may be reduced from time to time pursuant to Section 2.14, and also reduced by One Million Five Hundred Thousand Dollars ($1,500,000) effective August 1, 2002 and by One Million Seven Hundred Fifty Thousand Dollars ($1,750,000) each year thereafter, if the Consolidated Adjusted Net Income for the most recent fiscal year is less than Two Million Dollars ($2,000,000)."

     Amendment to Section 7.10(b). Section 7.10(b) is hereby amended in its entirety as follows:

          "Notwithstanding the terms of Section 7.10(a), (i) any Subsidiary Borrower may declare and pay Distributions to its parent, (ii) provided that no Event of Default has occurred and is continuing or will result therefrom, Parent may declare and pay Distributions for each fiscal year, and acquire Capital Stock of Parent, in an aggregate amount not to exceed seventy-five percent (75%) of the Consolidated Adjusted Net Income for such fiscal year, and (iii) Parent may, using the proceeds aggregating $544,000 from the Permitted Asset Sale of the real property located (APN 217-161-03 and 217-161-08), to repurchase Capital Stock of Parent."

     Replacement of Schedule 1.1C. Schedule 1.1C of the Agreement is hereby amended in its entirety and replaced with the Schedule 1.1C attached hereto and incorporated hereby.

     Conditions Precedent to Effectiveness of Amendment. The effectiveness of this Amendment is subject to and contingent upon the fulfillment of each and every one of the following conditions:

     Agent shall have received this Amendment, duly executed by Borrowers, Lenders and Agent;

     No Event of Default, Unmatured Event of Default or Material Adverse Effect shall have occurred; and

     All of the representations and warranties set forth herein, in the Loan Documents and in the Agreement shall be true, complete and accurate in all respects as of the date hereof (except for representations and warranties which are expressly stated to be true and correct as of the Closing Date).

     Representations and Warranties. In order to induce Agent and Lenders to enter into this Amendment, each Borrower hereby represents and warrants to Agent and Lenders that:

     No Event of Default or Unmatured Event of Default is continuing;

     All of the representations and warranties set forth in the Agreement and the Loan Documents are true, complete and accurate in all respects (except for representations and warranties which are expressly stated to be true and correct as of the Closing Date); and

     This Amendment has been duly executed and delivered by Borrowers, and after giving effect to this Amendment, the Agreement and the Loan Documents continue to constitute the legal, valid and binding agreements and obligations of Borrowers, enforceable in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency, and similar laws and equitable principles affecting the enforcement of creditors' rights generally.

     Counterparts; Telefacsimile Execution. This Amendment may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same Amendment. Delivery of an executed counterpart of this Amendment by telefacsimile shall be equally as effective as delivery of a manually executed counterpart of this Amendment. Any party delivering an executed counterpart of this Amendment by telefacsimile also shall deliver a manually executed counterpart of this Amendment but the failure to deliver a manually executed counterpart shall not affect the validity, enforceability, and binding effect of this Amendment.

     Integration. The Agreement as amended by this Amendment constitutes the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and thereof, and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof and thereof.

     Reaffirmation of the Agreement. The Agreement as amended hereby and the other Loan Documents remain in full force and effect.



                  [Remainder of page intentionally left blank.]

         IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Amendment as of the date first hereinabove written.

                                NATIONAL TECHNICAL SYSTEMS,
                                INC.


                                By
                                   ----------------------------------------
                                   Lloyd Blonder, Senior Vice President,
                                   Chief Financial Officer, Treasurer and
                                   Assistant Secretary


                                NTS TECHNICAL SYSTEMS dba
                                NATIONAL TECHNICAL SYSTEMS


                                By
                                   ----------------------------------------
                                   Lloyd Blonder, Senior Vice President,
                                   Chief Financial Officer, Treasurer and
                                   Assistant Secretary


                                XXCAL, INC.


                                By
                                   ----------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary


                                APPROVED ENGINEERING TEST
                                LABORATORIES, INC.


                                By
                                   ----------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary


                                ETCR, INC.


                                By
                                   ----------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary

                                ACTON ENVIRONMENTAL TESTING
                                CORPORATION


                                By
                                   ----------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary



                                COMERICA BANK-CALIFORNIA, in its
                                capacities as Agent, Issuing Lender and a Lender


                                By__________________________________________
                                Name________________________________________
                                Title_______________________________________



                                FIRST BANK & TRUST, in its capacity as
                                a Lender


                                By__________________________________________
                                Name________________________________________
                                Title_______________________________________

                                  Schedule 1.1C
                                  -------------
                             Schedule of Commitments

----------------------  -------------------------------  -----------------------
Revolving Loan Lender   Revolving Credit                 Revolving Credit
                        Commitment                       Commitment Percentage
----------------------  -------------------------------  -----------------------
Comerica                $9,600,000(1)                    60%
First Bank & Trust      $6,400,000(2)                    40%
----------------------  -------------------------------  -----------------------























-------------------------------------
(1) As may be reduced from time to time pursuant to Section 2.14, and also reduced by $900,000 effective August 1, 2002 and by One Million Fifty Thousand Dollars ($1,050,000) each year thereafter, if the Consolidated Net Income for the most recent fiscal year is less than Two Million Dollars ($2,000,000).

(2) As may be reduced from time to time pursuant to Section 2.14, and also reduced by $600,000 effective August 1, 2002 and by Seven Hundred Thousand Dollars ($700,000) each year thereafter, if the Consolidated Net Income for the most recent fiscal year is less than Two Million Dollars ($2,000,000).

EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NATIONAL TECHNICAL SYSTEMS, INC. (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Lin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                                   /s/  Jack Lin
                                                         -----------------------
                                                                 Jack Lin
                                                         Chief Executive Officer
                                                              September 12, 2002

EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NATIONAL TECHNICAL SYSTEMS, INC (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd Blonder, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                              /s/  Lloyd Blonder
                                                         -----------------------
                                                                 Lloyd Blonder
                                                         Chief Financial Officer
                                                              September 12, 2002