Form 10-Q
period 2002-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2002-12-13
CIK 110536

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarterly Period Ended October 31, 2002

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

The number of shares of common stock, no par value, outstanding as of December 10, 2002 was 8,656,540.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART I.  FINANCIAL INFORMATION                                       Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            October 31, 2002 (unaudited) and January 31, 2002                 3

            Unaudited Condensed Consolidated Statements of Income
            For the Nine Months Ended October 31, 2002 and 2001               4

            Unaudited Condensed Consolidated Statements of Operations
            For the Three Months Ended October 31, 2002 and 2001              5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended October 31, 2002 and 2001               6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                        7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10


PART II. OTHER INFORMATION & SIGNATURE


Item 6.  Exhibits and Reports on Form 8-K                                    18

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                              October 31,       January 31,
                                                                                                  2002             2002
                                          ASSETS                                              (unaudited)
                                                                                            -----------------------------------
CURRENT ASSETS:
   Cash                                                                                         $  2,729,000      $  3,783,000
   Accounts receivable, less allowance for doubtful accounts
     of $1,221,000 at October 31, 2002 and $1,099,000 at January 31, 2002                         18,304,000        17,092,000
   Income taxes receivable                                                                           402,000           183,000
   Inventories                                                                                     2,076,000         1,552,000
   Deferred tax assets                                                                             1,016,000         1,158,000
   Prepaid expenses                                                                                1,542,000         1,032,000
                                                                                            -----------------------------------
     Total current assets                                                                         26,069,000        24,800,000

Property, plant and equipment, at cost                                                            77,204,000        73,108,000
Less: accumulated depreciation                                                                   (48,257,000)      (44,819,000)
                                                                                            -----------------------------------
     Net property, plant and equipment                                                            28,947,000        28,289,000

Property held for sale                                                                                     -           544,000
Goodwill                                                                                             870,000           870,000
Other assets                                                                                       2,510,000         2,278,000
                                                                                            -----------------------------------

            TOTAL ASSETS                                                                        $ 58,396,000      $ 56,781,000
                                                                                            ===================================
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                             $  3,680,000      $  3,276,000
   Accrued expenses                                                                                3,470,000         2,829,000
   Deferred income                                                                                   436,000           497,000
   Current installments of long-term debt                                                          1,286,000         1,444,000
                                                                                            -----------------------------------
     Total current liabilities                                                                     8,872,000         8,046,000

Long-term debt, excluding current installments                                                    18,264,000        18,657,000
Deferred income taxes                                                                              4,131,000         3,682,000
Deferred compensation                                                                                856,000           783,000
Minority interest                                                                                    120,000           136,000
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 8,657,000 as of October 31, 2002 and  8,667,000  as of January 31, 2002           12,498,000        12,517,000
   Retained earnings                                                                              13,706,000        13,011,000
   Accumulated other comprehensive income                                                            (51,000)          (51,000)
                                                                                            -----------------------------------
     Total shareholders' equity                                                                   26,153,000        25,477,000
                                                                                            -----------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 58,396,000      $ 56,781,000
                                                                                            ===================================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Nine Months Ended October 31, 2002 and 2001

                                                                               2002                2001
                                                                        ----------------------------------------
Net revenues                                                                   $ 58,858,000        $ 56,496,000
Cost of sales                                                                    45,078,000          43,185,000
                                                                        ----------------------------------------
     Gross profit                                                                13,780,000          13,311,000

Selling, general and administrative expense                                      11,705,000          11,950,000
                                                                        ----------------------------------------
   Operating income                                                               2,075,000           1,361,000
Other income (expense):
   Interest expense, net                                                           (925,000)         (1,411,000)
   Other                                                                             50,000              81,000
                                                                        ----------------------------------------
Total other expense                                                                (875,000)         (1,330,000)

Income before income taxes and minority interest                                  1,200,000              31,000
Income taxes                                                                        521,000              13,000
                                                                        ----------------------------------------

Income before minority interest                                                     679,000              18,000
Minority interest                                                                    16,000                   -
                                                                        ----------------------------------------

Net income                                                                     $    695,000        $     18,000
                                                                        ========================================

Net income per common share:
  Basic                                                                        $     $ 0.08        $       0.00
                                                                        ========================================
  Diluted                                                                      $     $ 0.08        $       0.00
                                                                        ========================================

Weighted average common shares outstanding                                        8,661,000           8,463,000
Dilutive effect of stock options                                                     21,000              17,000
Weighted average common shares outstanding,                             ----------------------------------------
  assuming dilution                                                               8,682,000           8,480,000
                                                                        ========================================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations for Three Months Ended October 31, 2002 and 2001

                                                                               2002                2001
                                                                        ----------------------------------------
Net revenues                                                                   $ 21,180,000        $ 18,003,000
Cost of sales                                                                    16,660,000          14,102,000
                                                                        ----------------------------------------
     Gross profit                                                                 4,520,000           3,901,000

Selling, general and administrative expense                                       4,024,000           3,766,000
                                                                        ----------------------------------------
   Operating income                                                                 496,000             135,000
Other income (expense):
   Interest expense, net                                                           (296,000)           (450,000)
   Other                                                                             15,000              72,000
                                                                        ----------------------------------------
Total other expense                                                                (281,000)           (378,000)

Income (loss) before income taxes and minority interest                             215,000            (243,000)
Income taxes                                                                        102,000             (96,000)
                                                                        ----------------------------------------

Income (loss) before minority interest                                              113,000            (147,000)
Minority interest                                                                    21,000                   -
                                                                        ----------------------------------------

Net income (loss)                                                              $    134,000        $   (147,000)
                                                                        ========================================

Net income (loss) per common share:
  Basic                                                                        $       0.02        $      (0.02)
                                                                        ========================================
  Diluted                                                                      $       0.02        $      (0.02)
                                                                        ========================================

Weighted average common shares outstanding                                        8,657,000           8,435,000
Dilutive effect of stock options                                                     51,000                   -
Weighted average common shares outstanding,                             ----------------------------------------
  assuming dilution                                                               8,708,000           8,435,000
                                                                        ========================================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2002 and 2001

                                                                                         2002             2001
                                                                                    ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                                  $    695,000     $     18,000

Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                           3,438,000        3,551,000
  Provisions for losses on receivables                                                      122,000           (7,000)
  Undistributed earnings of affiliate                                                       (16,000)               -
  Deferred income taxes                                                                     591,000           12,000
  Changes in assets and liabilities:
    Accounts receivable                                                                  (1,334,000)       3,913,000
    Inventories                                                                            (524,000)         422,000
    Income taxes receivable                                                                (219,000)         242,000
    Prepaid expenses                                                                       (510,000)        (716,000)
    Other assets and goodwill                                                              (110,000)         298,000
    Accounts payable                                                                        404,000       (1,736,000)
    Accrued expenses                                                                        641,000         (348,000)
    Deferred income                                                                         (61,000)         591,000
    Deferred compensation                                                                    73,000           25,000
                                                                                    ---------------------------------
Net cash provided by operating activities                                                 3,190,000        6,265,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                              (2,596,000)      (2,321,000)
  Investment in life insurance                                                             (122,000)        (142,000)
  Cash paid for acquisition                                                              (1,500,000)               -
  Sale of property                                                                          544,000                -
                                                                                    ---------------------------------
Net cash used for investing activities                                                   (3,674,000)      (2,463,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                                2,729,000        2,568,000
  Repayments of current and long-term debt                                               (3,280,000)      (5,179,000)
  Common stock repurchase                                                                   (19,000)        (172,000)
                                                                                    ---------------------------------
Net cash used by financing activities                                                      (570,000)      (2,783,000)
                                                                                    ---------------------------------
Effect of exchange rate changes on cash and cash equivalents                                      -            8,000
                                                                                    ---------------------------------

Net increase (decrease) in cash                                                          (1,054,000)       1,027,000
Beginning cash balance                                                                    3,783,000        3,344,000
                                                                                    ---------------------------------

ENDING CASH BALANCE                                                                    $  2,729,000     $  4,371,000
                                                                                    =================================

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

      The statements presented as of and for the three and nine months ended October 31, 2002 and 2001 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the nine and three months ending October 31, 2002 comprehensive income was $695,000 and $134,000 respectively, which was equal to net income as there were no foreign currency translation adjustments for such periods. During the nine and three months ending October 31, 2001 comprehensive income (loss) was $26,000 and ($130,000) respectively. The tax effect related to the foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2002 was $1,897,000 and $111,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2001 was $1,383,000 and $114,000 respectively.

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

7.    Stock Repurchase

      On February 6, 2001, the Company's Board of Directors authorized the repurchase of shares in the Company's common stock in open market purchases. During fiscal year 2002, the Company repurchased 88,700 shares. The Company's covenants with its new banks permit the use in fiscal 2003 of an additional maximum amount equal to 75% of the Company's net profit for fiscal year 2002. As of October 31, 2002, the Company had purchased an additional 10,700 shares at an average price of $1.73.

8.    Earnings per share

      Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(FAS 128) for all periods presented. In accordance with FAS 128, basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

9.    Goodwill: Adoption of Statements 141 and 142

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The first step of the transitional goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. In accordance with SFAS No. 142, the Company identified two reporting units, the Engineering and Evaluation unit and the Technical Staffing unit, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of February 1, 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. There have been no indications of any impairments through October 31, 2002.

      As of October 31, 2002 and January 31, 2002, the Company had the following acquired intangible assets:
                                             October 31, 2002                                 January 31, 2002
                             -------------------------------------------       ------------------------------------------
                                     Gross                  Net     Estimated         Gross                  Net     Estimated
                                   Carrying     Accum.   Carrying    Useful         Carrying     Accum.    Carrying    Useful
                                    Amount      Amort.    Amount      Life           Amount      Amort.     Amount      Life
      Intangible assets subject
      to amortization:

      Covenant not to compete          79,000     1,000    78,000    3 years                 -         -          -
                                   ==============================                   ================================
      Intangible assets not
      subject to amortization:

      Goodwill                      1,667,000   797,000   870,000                    1,667,000   797,000    870,000
                                   ==============================                   ================================

      Amortization expense for Intangible assets subject to amortization was $1,100 and $0 for the three months ended October 31, 2002 and 2001 respectively, and $1,100 and $0 for the nine months ended October 31, 2002 and 2001, respectively.

      The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                                                   October 31,           October 31,
                                                            ---------------------- ----------------------
                                                                2002       2001        2002       2001
                                                            ---------------------- ----------------------
      Net income, as reported                               $ 134,000   $(147,000) $ 695,000   $ 18,000
      Add back:  Goodwill amortization                              -      33,000          -    102,000
      Related income tax effect                                     -     (15,000)         -    (43,000)
                                                            ---------------------- ----------------------
      Adjusted net income                                   $ 134,000   $(129,000) $ 695,000   $ 77,000
                                                            ====================== ======================
      Net income per share:
      Basic and diluted net income per common share,
      as  reported                                             $ 0.02     $ (0.02)    $ 0.08     $ 0.00

        Add back: Goodwill amortization, net of related
        income tax effect                                           -           -          -       0.01
                                                            ---------------------- ----------------------
      Adjusted basic and diluted net income per common share   $ 0.02     $ (0.02)    $ 0.08     $ 0.01
                                                            ====================== ======================

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

11. On October 14, 2002, XXCAL, Inc., a wholly-owned subsidiary of Registrant ("XXCAL"), acquired substantially all of the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions ("TRS"), a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation for a total purchase price of $1,579,000 consisting of the sum of $1,500,000 paid in cash to several subsidiaries of Fluor Corporation and $79,000 consisting of transaction related costs. $1,500,000 of the initial purchase price of $1,579,000 has been allocated to fixed assets consisting of furniture and equipment based on an initial estimate of the respective fair values as of the date of acquisition and the remaining balance of $79,000 was allocated to a covenant not to compete. The acquired business has six offices serving approximately 50 customers with more than 330 IT professionals. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from October 14, 2002. By making this acquisition, the Company intends to expand its presence and increase its opportunities in the staffing industry.

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

GENERAL
-------

      The Company is a diversified business-to-business services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, the Company provides its customers a market channel to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

      The Company operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the country, and Japan, serving a large variety of high technology industries, including aerospace, defense, automotive, nuclear, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow clients to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

      The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its clients' information technology ("IT") and engineering service needs. The Company supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, engineering personnel and multiple levels of system operations personnel.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of National Technical Systems, Inc. for the nine months ended October 31, 2002.

RESULTS OF OPERATIONS
---------------------
REVENUES
Nine months ended October 31,            2002         % Change         2001
                                     -------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                $ 41,274         1.3%          $ 40,751
Technical Staffing                        17,584        11.7%            15,745
                                     ------------             ------------------
  Total revenues                        $ 58,858         4.2%          $ 56,496
                                     ============             ==================

For the nine months ended October 31, 2002, consolidated revenues increased by $2,362,000 or 4.2% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2002, Engineering and Evaluation revenues increased by $523,000 or 1.3% when compared to the same period in fiscal 2002, primarily due to an increase in the Company's traditional testing business and revenues derived from the newly established Independent Test Laboratory (ITL) program, offset by a decrease in business in the technology sector which affected revenues in the computer testing and telecommunications markets.
Revenues were also affected by the shut down of the Largo, Florida facility during the fourth quarter of the last fiscal year and the negative effect on revenues caused by the new highway adjacent to our Santa Clarita facility as a portion of the Company's land was taken by Eminent Domain for the new highway.

Technical Staffing:
-------------------
For the nine months ended October 31, 2002, revenues in Technical Staffing increased by $1,839,000 or 11.7% when compared to the same period in fiscal 2002, due to the acquisition of the ongoing information technology staffing and engineering business of TRS Staffing Solutions which was effective on October 14, 2002.

GROSS PROFIT
Nine months ended October 31,             2002         % Change         2001
                                     -------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                 $ 10,490         8.8%           $ 9,645
% to segment revenue                        25.4%                          23.7%
Technical Staffing                          3,290        (10.3)%           3,666
% to segment revenue                        18.7%                          23.3%
                                     -------------             -----------------
Total                                    $ 13,780         3.5%          $ 13,311
                                     =============             =================
% to total revenue                          23.4%                          23.6%

Total gross profit for the nine months ended October 31, 2002 increased by $469,000 or 3.5% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2002, gross profit for the Engineering & Evaluation Group increased by $845,000 or 8.8% when compared to the same period in fiscal 2002, primarily as a result of the increase in the Company's traditional testing business and decreased costs as a result of streamlining internal processes.

Technical Staffing:
-------------------
For the nine months ended October 31, 2002, gross profit decreased by $376,000 or (10.3%) in the Technical Staffing Group when compared to the same period in fiscal 2002. This decrease was primarily due to the competitive pricing pressures in the staffing industry, which is forcing the company to lower its prices in order to retain its existing customers and attract new customers. Additionally, revenues from the newly acquired business have slightly lower gross margin than the existing business.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,            2002         % Change         2001
                                     -------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                 $ 8,760         3.8%           $ 8,441
% to segment revenue                       21.2%                          20.7%
Technical Staffing                         2,945        (16.1)%           3,509
% to segment revenue                       16.7%                          22.3%
                                     ------------             ------------------
Total                                   $ 11,705         (2.1)%        $ 11,950
                                     ============             ==================
% to total revenue                         19.9%                          21.2%

Total selling, general and administrative expenses decreased 245,000 or (2.1%) for the nine months ended October 31, 2002 when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2002, selling, general and administrative expenses increased by $319,000 or 3.8% when compared to the same period in fiscal 2002, primarily due to training and consulting costs related to a number of major initiatives undertaken by the Company to streamline internal processes, restructure the sales organization and improve its technological capabilities.

Technical Staffing:
-------------------
For the nine months ended October 31, 2002, selling, general and administrative expenses decreased by $564,000 or (16.1%) when compared to the same period in fiscal 2002, primarily due to the continued efforts by management to improve efficiencies and control costs in all aspects of the Company's business. This decrease was offset by additional expenses related to the acquisition which was effective on October 14, 2002.

OPERATING INCOME
Nine months ended October 31,             2002         % Change         2001
                                      ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                  $ 1,730        43.7%           $ 1,204
% to segment revenue                         4.2%                           3.0%
Technical Staffing                            345       119.7%               157
% to segment revenue                         2.0%                           1.0%
                                      ------------             -----------------
Total                                     $ 2,075        52.5%           $ 1,361
                                      ============             =================
% to total revenue                           3.5%                           2.4%

Operating income for the nine months ended October 31, 2002 increased by $714,000 or 52.5% when compared to fiscal 2002.

For the nine months ended October 31, 2002, operating income in the Engineering & Evaluation Group increased by $526,000 or 43.7% when compared to the same period in fiscal 2002, as a result of the increase in gross profit, partially offset by a slight increase in selling, general and administrative expenses discussed above.

For the nine months ended October 31, 2002, operating income in the Technical Staffing Group increased by $188,000 or 119.7% when compared to the same period in fiscal 2002, as a result of the decrease in selling and general and administrative expenses discussed above, partially offset by the decrease in gross profit discussed above.

INTEREST EXPENSE

Net interest expense decreased by $486,000 in the nine months ended October 31, 2002 when compared to the same period in fiscal 2002. This decrease was principally due to lower average debt balances for the nine months ended October 31, 2002 and lower interest rate levels when compared to the same period last year.


INCOME TAXES

The income tax provisional rate of 43.4% for the nine months ended October 31, 2002 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2003. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the nine months ended October 31, 2002, compared to the same period in fiscal 2002, was primarily due to the higher gross profit, lower selling and administrative expenses and lower interest expense.

The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended October 31,            2002         % Change         2001
                                      ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                 $ 14,257         9.3%         $ 13,045
Technical Staffing                          6,923        39.6%            4,958
                                      ------------             -----------------
  Total revenues                         $ 21,180        17.6%         $ 18,003
                                      ============             =================

For the three months ended October 31, 2002, consolidated revenues increased by $3,177,000 or 17.6% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2002, Engineering and Evaluation revenues increased by $1,212,000 or 9.3% when compared to the same period in fiscal 2002, primarily due to an increase in the Company's traditional testing business and revenues derived from the newly established Independent Test Laboratory (ITL) program.

Technical Staffing:
-------------------
For the three months ended October 31, 2002, revenues in Technical Staffing increased by $1,965,000 or 39.6% when compared to the same period in fiscal 2002, due to the acquisition of the ongoing information technology staffing and engineering business of TRS Staffing Solutions, which was effective on October 14, 2002.

GROSS PROFIT
Three months ended October 31,            2002         % Change         2001
                                      ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                  $ 3,365        20.6%          $ 2,791
% to segment revenue                        23.6%                         21.4%
Technical Staffing                          1,155         4.1%            1,110
% to segment revenue                        16.7%                         22.4%
                                      ------------             -----------------
Total                                     $ 4,520        15.9%          $ 3,901
                                      ============             =================
% to total revenue                          21.3%                         21.7%

Total gross profit for the three months ended October 31, 2002 increased by $619,000 or 15.9% when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2002, gross profit for the Engineering & Evaluation Group increased by $574,000 or 20.6% when compared to the same period in fiscal 2002, primarily as a result of the increase in revenues discussed above and streamlining internal processes.

Technical Staffing:
-------------------
For the three months ended October 31, 2002, gross profit increased by $45,000 or 4.1% in the Technical Staffing Group when compared to the same period in fiscal 2002 primarily due to the increase in revenues discussed above, largely offset by slightly lower margins from high-volume accounts and the newly acquired business.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,            2002         % Change         2001
                                      ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                  $ 2,950         9.3%          $ 2,698
% to segment revenue                        20.7%                         20.7%
Technical Staffing                          1,074         0.6%            1,068
% to segment revenue                        15.5%                         21.5%
                                      ------------             -----------------
Total                                     $ 4,024         6.9%          $ 3,766
                                      ============             =================
% to total revenue                          19.0%                         20.9%

Total selling, general and administrative expenses increased $258,000 or 6.9% for the three months ended October 31, 2002 when compared to the same period in fiscal 2002.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2002, selling, general and administrative expenses increased by $252,000 or 9.3% when compared to the same period in fiscal 2002, primarily due to the Company's continued efforts to enhance its sales and marketing programs to generate new business.

Technical Staffing:
-------------------
For the three months ended October 31, 2002, selling, general and administrative expenses increased by $6,000 or 0.6% when compared to the same period in fiscal 2002, primarily due to the additional expense from the newly acquired business discussed above. However, this increase was largely offset by cost reduction efforts and improved efficiencies that are helping reduce overall costs.

OPERATING INCOME
Three months ended October 31,            2002         % Change         2001
                                      ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                    $ 415       346.2%             $ 93
% to segment revenue                         2.9%                          0.7%
Technical Staffing                             81        92.9%               42
% to segment revenue                         1.2%                          0.8%
                                      ------------             -----------------
Total                                       $ 496       267.4%            $ 135
                                      ============             =================
% to total revenue                           2.3%                          0.7%

Operating income for the three months ended October 31, 2002 increased by $361,000 or 267.4% when compared to fiscal 2002.

For the three months ended October 31, 2002, operating income in the Engineering & Evaluation Group increased by $322,000 or 346.2% when compared to the same period in fiscal 2002, as a result of the increase in gross profit partially offset by the increase in selling and general and administrative expenses discussed above.

For the three months ended October 31, 2002, operating income in the Technical Staffing Group increased by $39,000 or 92.9% when compared to the same period in fiscal 2002, primarily as a result of the increase gross profit partially offset by a slight increase in selling and general and administrative expenses.

INTEREST EXPENSE

Net interest expense decreased by $154,000 in the three months ended October 31, 2002 when compared to the same period in fiscal 2002. This decrease was principally due to lower average debt balances for the three months ended October 31, 2002 and lower interest rate levels when compared to the same period last year.


INCOME TAXES

The income tax provisional rate of 47.4% for the three months ended October 31, 2002 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2003. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the three months ended October 31, 2002, compared to the same period in fiscal 2002, was primarily due to the higher gross profit and lower interest expense, partially offset by higher selling and administrative expenses.


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

The Company has realized a significant increase in sales at its military/aerospace facilities since the September 11, 2001 catastrophe. The Company's Santa Clarita facility, its largest military/aerospace facility, has, however, experienced a decline in sales during this period, following construction of a public highway immediately adjacent to the Santa Clarita facility. The highway, which overlooks the Santa Clarita facility, has heightened the concerns of customers who require testing of sensitive programs and has caused certain customers to stop using the facility for those programs. A portion of the highway was built on real property taken from the Company by eminent domain. NTS is seeking, through the legal process, appropriate compensation for the taking of the Company's property. If sufficient compensation is awarded, NTS will utilize same to implement mitigating measures which NTS hopes will enable the Company to continue operations at this facility using most of its capabilities. In an effort to maintain the economic viability of the facility, several new capabilities have been added which include fuel cell testing, upgraded acoustical testing, clean environment satellite testing and installation of a high-pressure air system.

Growth for the balance of the year will be dependent on overall economic conditions and the increases in research and development spending in the aerospace, defense and telecommunication industries.

Technical Staffing:
-------------------

The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its clients' needs. One of the strategies for growth is to extend the offering of the Company's services to its Engineering & Evaluation clients and provide technical and engineering personnel as a complete suite of certification, registration and test services. The goal is to offer a complete solution to the clients' product development needs, which will include consultants and technical experts provided by the staffing segment.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended October 31, 2002, cash provided by operations decreased by $3,075,000 when compared to the same period in fiscal 2002. This decrease was primarily due to an increase in accounts receivables and inventories, and a decrease in deferred income, partially offset by increases in net income and decreases in accrued expenses.

Net cash used in investing activities in the nine-month period ended October 31, 2002 increased by $1,211,000 when compared to the same period in fiscal 2002, primarily due to cash paid for an acquisition, partially offset by the sale of property, during the nine-month period ended October 31, 2002.

In the nine-month period ended October 31, 2002, net cash used by financing activities decreased by $2,213,000 over the same period in fiscal 2002. Net cash used by financing activities consisted of the repayment of lines of credit and short term and long term debt of $3,280,000 and repurchase of common stock of $19,000, partially offset by proceeds from lines of credit and term loans of $2,729,000.

The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2004. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,750,000 on August 1, 2003 and each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at October 31, 2002 was $12,702,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of October 31, 2002.

The Company has additional equipment line of credit agreements (at interest rates of 6.02 % to 10.25%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2002 was $2,887,000.

At October 31, 2002, the balance of other notes payable collateralized by land and building was $3,444,000, and the balance of unsecured notes was $517,000.

PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 10.16 - Amendment number two to revolving credit agreement between NTS and Comerica Bank effective November 25, 2002.

             99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Form 8-K

             During the quarter ended October 31, 2002 the registrant did not file a current report on Form 8-K.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL TECHNICAL SYSTEMS, INC.



Date:   December 12, 2002                       By:   /s/ Lloyd Blonder
        -------------------                     --------------------------------
                                                Lloyd Blonder
                                                Senior Vice President
                                                Chief Financial Officer

                                                (Signing on behalf of the
                                                registrant and as principal
                                                financial officer)

                                  CERTIFICATION

I, Jack Lin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Technical Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                               /s/  Jack Lin
                                                        -----------------------
                                                              Jack Lin
                                                        Chief Executive Officer
                                                              December 12, 2002

                       CERTIFICATION

I, Lloyd Blonder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Technical Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                           /s/  Lloyd Blonder
                                                        ------------------------
                                                              Lloyd Blonder
                                                        Chief Financial Officer
                                                              December 12, 2002

Exhibit 10.16
                   AMENDMENT NUMBER TWO TO REVOLVING CREDIT AGREEMENT

      This AMENDMENT NUMBER TWO TO REVOLVING CREDIT AGREEMENT (this "Amendment"), dated as of November 25, 2002, is entered into among NATIONAL TECHNICAL SYSTEMS, INC., a California corporation ("Parent"), NTS TECHNICAL SYSTEMS, a California corporation, dba National Technical Systems ("NTS"), XXCAL, INC., a California corporation ("XXCAL"), APPROVED ENGINEERING TEST LABORATORIES, INC., a California corporation ("AETL"), ETCR, INC., a California corporation ("ETCR"), ACTON ENVIRONMENTAL TESTING CORPORATION, a Massachusetts corporation ("Acton"), and one or more Subsidiaries of Parent, whether now existing or hereafter acquired or formed, which become party to the Agreement (as defined below) by executing an Addendum in the form of Exhibit 1 of the Agreement (NTS, XXCAL, AETL, ATCR, Acton and such other Subsidiaries are sometimes individually referred to herein as a "Subsidiary Borrower" and collectively referred to herein as "Subsidiary Borrowers", and Subsidiary Borrowers and Parent are sometimes individually referred to herein as a "Borrower" and collectively referred to herein as "Borrowers"), the financial institutions from time to time parties hereto as Lenders, whether by execution hereof or an Assignment and Acceptance in accordance with Section 11.5(c) of the Agreement, and Comerica Bank - California, in its capacity as contractual representative for itself and the other Lenders ("Agent"), with reference to the following facts:

      A. Borrowers, Agent and Lenders previously entered into that certain Revolving Credit Agreement, dated as of November 21, 2001, as amended by that certain Amendment Number One to Revolving Credit Agreement, dated as of July 17, 2002 (as amended, the "Agreement");

      B. Borrowers, Agent and Lenders desire to amend the Agreement in accordance with the terms of this Amendment.

      NOW, THEREFORE, in consideration of the foregoing, the parties hereto hereby agree as follows:

      Defined Terms. All initially capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Agreement.

      Amendments to Section 1.1. The  definition of "Total  Credit" set forth in
Section 1.1 of the Agreement is hereby amended in its entirety as follows:

            "Total Credit" means, initially, Twenty Million Dollars ($20,000,000), as may be reduced from time to time pursuant to Section 2.14, and also reduced by One Million Seven Hundred Fifty Thousand Dollars ($1,750,000) effective August 1, 2003 and each year thereafter, if the Consolidated Adjusted Net Income for the most recent fiscal year is less than Two Million Dollars ($2,000,000)."

      Amendments to Section 2.15(c). Section 2.15(c) is hereby amended in its entirety as follows:

            "(c) Borrowers shall pay to Agent for the ratable account of the Lenders an annual facility fee (the "Facility Fee") in an amount equal to the result of (i) the Total Credit as in effect on November 30 of the current year multiplied by (ii) one quarter of one percent (0.25%); provided, however, if the Revolving Loans Maturity Date shall occur within 12 months of November 30 of the current year, then Borrowers shall pay a Facility Fee in an amount equal to the result of (i) the Total Credit as in effect on November 30 of the current year multiplied by (ii) one quarter of one percent (0.25%) multiplied by the result of (x) the number of months (or fractions thereof) from November 30 of the current year through and including the Revolving Loans Maturity Date divided by
(y) 12. The Facility Fee shall be fully earned and non-refundable, and shall be due and payable on November 30 of each year."

      Amendments to Section 7.15(c). Section 7.15(c) is hereby amended in its entirety as follows:

            "(c) the Quick Ratio, measured as of the end of each month, at any time to be less than 0.85:1.0." Replacement of Schedule 1.1C. Schedule 1.1C of the Agreement is hereby amended in its entirety and replaced with the Schedule 1.1C attached hereto and incorporated hereby.

      Conditions Precedent to Effectiveness of Amendment. The effectiveness of this Amendment is subject to and contingent upon the fulfillment of each and every one of the following conditions:

            Agent shall have received, for the pro rata account of Lenders, a line increase fee equal to $13,750,

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

                                NATIONAL TECHNICAL SYSTEMS, INC.



                                By    /s/ Lloyd Blonder
                                   ----------------------------------------------------------------
                                  Lloyd Blonder, Senior Vice President, Chief Financial Officer,
                                  Treasurer and Assistant Secretary

                                NTS TECHNICAL SYSTEMS dba
                                NATIONAL TECHNICAL SYSTEMS

                                By    /s/ Lloyd Blonder
                                  ----------------------------------------------------------------
                                  Lloyd Blonder, Senior Vice President, Chief Financial Officer,
                                  Treasurer and Assistant Secretary


                                XXCAL, INC.


                                By    /s/ Lloyd Blonder
                                   ----------------------------------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary




                                APPROVED ENGINEERING TEST LABORATORIES, INC.


                                By    /s/ Lloyd Blonder
                                   ----------------------------------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary


                                ETCR, INC.


                                By    /s/ Lloyd Blonder
                                   ----------------------------------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary



                                ACTON ENVIRONMENTAL TESTING CORPORATION


                                By    /s/ Lloyd Blonder
                                   ----------------------------------------------------------------
                                   Lloyd Blonder, Vice President, Treasurer and Assistant Secretary

                                COMERICA BANK-CALIFORNIA, in its capacities as Agent, Issuing
                                Lender and a Lender


                                By    /s/ Jason D. Brown
                                   ----------------------------------------------------------------
                                      Jason D. Brown, Vice President

                                FIRST BANK & TRUST, in its capacity as a Lender


                                By
                                  ----------------------------------------
                                Name
                                     -------------------------------------
                                Title
                                     -------------------------------------

                                  Schedule 1.1C
                                  -------------
                             Schedule of Commitments

--------------------------------------------------------------------------------
Revolving Loan Lender        Revolving Credit Commitment  Revolving Credit
                                                          Commitment Percentage
--------------------------------------------------------------------------------
Comerica                     $12,000,000(1)                 60%
First Bank & Trust           $8,000,000(2)                  40%
--------------------------------------------------------------------------------























--------

(1) As may be reduced from time to time pursuant to Section 2.14, and also reduced by $1,050,000 effective August 1, 2003 and each year thereafter, if the Consolidated Net Income for the most recent fiscal year is less than Two Million Dollars ($2,000,000).

(2) As may be reduced from time to time pursuant to Section 2.14, and also reduced by $700,000 effective August 1, 2003 and each year thereafter, if the Consolidated Net Income for the most recent fiscal year is less than Two Million Dollars ($2,000,000).

EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NATIONAL TECHNICAL SYSTEMS, INC. (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack Lin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                               /s/  Jack Lin
                                                        -----------------------
                                                              Jack Lin
                                                        Chief Executive Officer
                                                              December 12, 2002

EXHIBIT 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NATIONAL TECHNICAL SYSTEMS, INC (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd Blonder, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                           /s/  Lloyd Blonder
                                                        ------------------------
                                                              Lloyd Blonder
                                                        Chief Financial Officer
                                                              December 12, 2002