Form 10-K
period 2003-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2003-04-28
CIK 110536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2003
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
SECURITIES EXCHANGE ACT OF 1934:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Common Stock—No Par Value
 (Title of class)

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

        Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter—$11,085,000 (as of July 31, 2002).

        The number of shares of Registrant's Common Stock outstanding on April 14, 2003 was 8,620,840.

        Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on June 27, 2003, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.

Annual Report (Form 10-K)

For Year Ended January 31, 2003

PART I

        Except for the historical information contained herein, certain statements in this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.'s ("NTS" or "the Company") successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

ITEM 1.    BUSINESS

        A.    General

        NTS is a diversified services company that supplies technical services and solutions to a variety of industries including aerospace, defense, transportation, electronics, power products, computers and telecommunications. NTS, utilizing its wide range of testing facilities, staffing solutions and certification services, helps its customers sell their products in world markets. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries. Acceptance of this test data allows NTS to become the gateway for customers to sell their regulated products in world markets.

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

        Unless indicated otherwise, the term "Company" or "NTS" includes NTS—Technical Systems and its wholly owned subsidiaries, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, XXCAL, Inc., a California corporation, National Quality Assurance, Inc. (NQA, Inc.), a 50% owned Massachusetts corporation (See Note 2 to Consolidated Financial Statements attached hereto as

Exhibit A). On December 31, 2000, the Company merged National Technical Services Inc. (formerly S&W Technical Services) a Florida corporation into Wise and Associates, Inc. a Texas corporation, which was merged into XXCAL, Inc. a California corporation.

        In fiscal 2000, the Company acquired Reintexas Laboratories, a Plano, Texas facility owned by Reintech Laboratories. The operation performs NEBS 1089 compliance testing for the telecommunications industry. Also in fiscal 2000, through its NTS-CS subsidiary, the Company acquired the quality management registration business of Davy Registrar Services and Scott Quality Systems Registrars, a Pittsburgh, Pennsylvania based registration business. In fiscal 2001, the Company sold its NTS-CS subsidiary to NQA, Inc (See Note 2 to Consolidated Financial Statements attached hereto as Exhibit A). NTS also shut down the Rye Canyon operation in fiscal 2001 as a result of a change in direction by the owner of the use of the property. In fiscal 2002, due to losses from the slowdown in the economy, NTS shut down its XXCAL, Limited division in the United Kingdom and its Largo, Florida location.

        In fiscal 2003, the Company acquired the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions, a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation (See Note 2 to Consolidated Financial Statements attached hereto as Exhibit A).

        C.    Financial Information About Industry Segments

        See Note 10 to Consolidated Financial Statements attached hereto as Exhibit A.

        D.    Description of Business

                (i)    Engineering & Evaluation ("E&E segment")

        The E&E segment of NTS is one of the largest independent conformity assessment and management system registration organizations in the U. S., with facilities throughout the country and Japan, and provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products in world markets. In addition, the E&E segment performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

        The E&E segment serves a large variety of high technology industries, including aerospace, defense, transportation, power products, electronics, computers and telecommunications. In these industries, the ability to offer the certification activities and provide test data that is accepted in world markets is critical for manufacturer product acceptance. The physical test activity related to the certification process entails specialized abilities and equipment including a full spectrum of EMI chambers and data acquisition systems, a full spectrum of environmental simulation equipment, seismic simulators, environmental chambers, fire chambers and mixed gas flow chambers. This equipment is owned by NTS and located at NTS facilities.

        The E&E segment services also include the development of effective product screening procedures, design and fabrication of test fixtures, failure analysis and design modification support and is also one of the leading independent providers of fluid component and systems testing. This segment designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. The E&E segment is capable of performing structural testing and analysis, and, in particular, structural loading of large articles such as complete airframes. It also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid components and also offers customers a way to minimize their personnel, testing time and costs by utilizing the Company's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. This segment also evaluates products in the transportation industry such as heaters, coolers, fuel cell systems and components. The E&E segment provides a "one stop" resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

        The E&E segment has approximately 5,000 customers, of which approximately 2,500 use the Company on an annual basis or more.

        The telecommunications industry's need for product assessment and certification has led the E&E segment to continue to remain actively involved in the certification and evaluation of a broad array of telecommunications equipment and systems for major manufacturers of such equipment and systems. The E&E segment's services are performed in accordance with the Network Equipment Building Systems specifications (NEBS), as required by the telecommunications industry. NTS is also a certified independent test laboratory by Verizon, which allows manufacturers to use NTS as a market channel for products tested at Original Equipment Manufacturers' ("OEM") facilities that are being developed for use in the regional Bell operating companies' central office. In fiscal 2003, NTS was approved by Verizon for passive fiber optics components (PFOC) testing.

        The E&E segment also provides international registration of companies requiring quality and environmental management system registration. With the ever increasing globalization of industry and trade, the international community has developed, and continually updates, management system standards to insure that products manufactured conform to acceptable standards when sold anywhere in the world. These standards, developed by the International Standards Organization (ISO), and applicable to different industries, such as aerospace, transportation and environmental, are used to provide compliance by manufacturers certified by third party registrants. Third party registrants are accredited by industry regulated accreditation bodies. The E&E segment is certified to provide third party registrations to a variety of industries. To accomplish certification, The E&E segment audits a company's quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the customer's quality system is verified to conform to the requirements of the applicable ISO standard, NQA, USA issues a certificate describing the scope of the customer's quality system, which has been certified. The customer is then entitled to display the Registrar's mark on advertising and stationery as evidence that it has achieved ISO registration. Thereafter, the E&E segment performs periodic follow-up surveillance assessments to assure that the customer remains in compliance.

        The E&E segment provides such services to its customers on fixed price, time and material and cost-reimbursement bases. The segment markets these services through a sales force located throughout the United States and Japan and performs these services at its facilities or at the customer's facility.

        The E&E segment provides its Engineering and Evaluation services through 12 independent testing facilities in North America, and Japan, NTS laboratories in Acton and Boxborough, Massachusetts, Los Angeles, Fullerton, Culver City and Santa Clarita, California, Camden, Arkansas, Detroit, Michigan, Tinton Falls, New Jersey, Plano, Texas, Tempe, Arizona and Yokohama, Japan.

Industry Overview

        Manufacturers often fulfill their evaluation testing on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers are using third party certifiers to position their products to sell in world markets. NTS is currently geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the complete conformity assessment activity necessary to reduce product-handling costs and serve as a market channel for manufacturers to sell products globally.

Business Strategy

        To meet its customers' needs, the E&E segment is committed to maintaining its position at the cutting-edge of technology by continuously upgrading its facilities, equipment, accreditations, partnerships and personnel in line with market requirements. In addition, the E&E segment's continuing movement into new areas of technology will require it to invest in equipment needed to adequately service customers' needs. Through close consultation with NTS's existing and prospective customers to ascertain their needs for the future, the E&E segment is able to better determine its equipment needs. The E&E segment is also using technology as a platform for its customers to access the Company in a timely and effective manner. The NTS website now allows customers to request pricing electronically as well as providing continuous feedback on their experience with NTS. Customers can also perform virtual witnessing of their tests through the NTS website.

Growth Strategy

        The E&E segment is using the Balanced Scorecard System as a tool to assist management in achieving its strategy: "Navigate a Short Course to Global Markets". The basic concept of the Balanced Scorecard is to align the four key perspectives of the business with the strategic objectives and organizational goals. The four Balanced Scorecard perspectives are identified as follows: "The Financial Perspective, The Customer Perspective, The Business Processes Perspective and The Learning and Growth Perspective". The key to continued growth and success is coordination and discipline, utilizing the Balanced Scorecard as the framework for measurement and management. NTS is using this system to achieve leadership in all aspects of its business and to maintain a strong focus on customer needs. Major long-term productivity gains are being aggressively pursued, with resources invested in education and training, restructuring of processes, new technology, and organizational realignment. Many of the lean processing concepts, including streamlining order entry through a seamless MIS computer system and shop floor procedures, are being implemented across the enterprise. These initiatives are intended to enhance the Company's ability to ensure standardization where it benefits customers and allow stable and shorter production flows. The Company believes these initiatives will continue to improve operational efficiencies and customer satisfaction.

        The E&E segment has also expanded its registration strategic business unit into the area of management system training and development, and laboratory accreditation to ISO/IEC Guide 25 and 17025. The training services are offered as public or private courses, depending on the customers' needs. The suite of customized training courses is designed to service the aerospace, environmental, laboratory accreditation, occupational health and safety sectors and can be expanded relative to market conditions and the customers' present and future management system needs.

        The E&E segment is presently accredited to perform a myriad of nationally and internationally recognized tests and evaluations. The Company offers its customers these unique accreditations so that their product can be accepted by the international community, both for foreign companies selling in the United States and U.S. companies selling abroad.

                (ii)  Technical Staffing

        The Technical Staffing segment is a national provider of professional and specialty staffing services. Key elements of its business strategy include providing specialty staffing services to its customers specifically in the area of information technology, information systems, software engineering and construction needs. Technical Staffing provides its customers with a complete suite of services and a variety of workforce management services and solutions. This segment's objective is to build long-term relationships with companies and employees to minimize recruiting and sales costs.

        The placement of highly skilled professionals requires an operational and technical knowledge to effectively recruit and screen personnel, match them to customer needs, and develop and manage the ongoing relationships. Contract professionals are placed on assignment at a customer site to perform specific tasks and projects for a predetermined period of time. A consultant (may consist of a contract employee or a subcontractor) can also be provided to customers on a customized contract basis for a specific period of time. At the completion of an assignment, customers may directly hire the contractor on previously negotiated terms. Technical Staffing also supports its customers on a direct hire basis. It researches and qualifies candidates presenting only the best available candidates to become additions to their staff. Technical Staffing continues to provide managed services and vendor-on-premises services to key customers.

Significant Events

        The acquisition on October 14, 2002 of the U.S. assets and business of the Information Technology Staffing Division TRS Staffing Solutions, a wholly owned subsidiary of Fluor Corporation (see note 2 to Consolidated Financial Statements attached hereto as Exhibit A), has provided expansion into new geographic markets. Technical Staffing has fully integrated the accounting and operating systems and has a significantly expanded sales force to support increased market penetration. Technical Staffing operates sales and recruiting business centers in ten locations.

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

        The increase in the use of sophisticated information technologies has occurred at the same time that economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are using technical staffing companies to supplement their operations. Utilizing outside technical staffing consultants allows a company's management to focus on core business operations, affords greater staffing flexibility in IT departments and increases a company's ability to adapt to and keep pace with rapidly changing and increasingly complex technologies. It also provides access to specialized technical skills on a project-by-project basis which better matches staffing levels to current needs, converts fixed labor costs into variable costs, and reduces the cost of recruiting, and training and terminating employees as evolving technologies require new programming skill sets.

        Demand for skilled technical employees dropped in 2001 and is expected to remain weak throughout 2003, however, there remains a talent gap in the IT industry for certain IT skills.

Business Strategy

        Technical Staffing's business strategy encompasses the following elements, which management believes are necessary to ensure high-quality standards and to achieve consistently strong financial performance.

        Recruit, develop and retain qualified technical consultants. A key element to the Technical Staffing's success is its ability to recruit, develop and retain qualified technical consultants. Management believes that it has been successful in doing so by offering to its technical consultants' competitive wages and an opportunity to purchase a comprehensive employee benefits package. However, qualified technical consultants are in great demand worldwide and, accordingly, competition for individuals with proven technical skills is intense. Technical Staffing attracts new consultants in its established markets primarily through referrals from other technical consultants, its website and direct and indirect recruiting capabilities outside the United States. Through these sources, Technical Staffing has compiled an extensive database which includes thousands of qualified technical consultants who become potential resources to place on assignment.

        Focus on improving margins. Technical Staffing continuously seeks opportunities to enhance its margins by offering services for which higher margins can be obtained. In addition, it has identified, targeted and expanded into geographic markets which provide relatively greater profitability. It also actively seeks acquisition candidates with margins that are, at a minimum, comparable to its own. Finally, Technical Staffing focuses on enhancing operating efficiencies and has made and continues to make a substantial investment in upgrading its support systems in order to improve the efficiency of its accounting, sales, recruiting and marketing operations.

        Build long-term, consultative relationships. Technical Staffing has developed long-term relationships with its customers by providing integrated solutions to their specialty staffing requirements. It strives to differentiate itself using NTS' unique testing, engineering and compliance capabilities and its recruiting engine to maximize its customers' return on human assets. Its ability to provide services using a wide variety of relationships emphasizes its consultative relationship.

        Retention of current customers and the development of new relationships through repeated contacts with customer employees responsible for staffing decisions. In addition, Technical Staffing has a national accounts team that focuses on the expansion of its relationships within its current national customers and full cycle deployment solution projects.

        Provide specialty staffing services specifically in the areas of information technology, testing and engineering. The placement of highly skilled personnel requires an operational and technical knowledge. Technical Staffing has the internal expertise that provides it with a competitive advantage in servicing its customers' needs.

Growth Strategy

        Technical Staffing's growth strategy is to continuously improve revenue and profit by rigorously focusing on industries, geographies and customers that have the strongest long-term growth opportunities, increasing productivity by improving its internal processes, diversifying the range of services it provides to its existing customers, attracting and retaining qualified technical consultants from a variety of sources, both national and international, and pursuing strategic relationships with non-competing organizations.

        Part of Technical Staffing's growth strategy is to create a company wide sales force that will promote cross-selling and lead generation between existing customers of one business unit and another. In addition, Technical Staffing is opening staffing offices by co-locating with the current NTS facilities.

        Technical Staffing's growth strategy is also dependent upon its ability to attract and retain qualified technical consultants in those markets in which the Company has an established presence. Its resource managers are responsible for recruiting and establishing long-term relationships with its technical consultants. Technical Staffing has implemented an integrated information management system, which will provide offices with on-line access to information on existing and prospective technical consultants and customers.

                (iii) Competition

Engineering & Evaluation

        The E&E segment services several industries. Within each of these industries the E&E segment competes with a small number of large conformity assessment organizations. It also competes with a large number of small niche oriented test laboratories. Its has competitive advantages in several areas which include the following: (1) Ability to service the customers at locations that are close to its customers. The E&E segment has currently 12 locations as described above. (2) Ability to provide complete conformity assessment activities at a single location. This reduces product-handling cost for the customers and enhances timeliness of service. (3) Diverse and technically competent employees. The E&E segment can solve customers' conformity problems from the design stage through the shipment of products to world markets. It can also provide them on a temporary or permanent basis to augment their employment needs. (4) Accreditations that allow the E&E segment's test data to be accepted worldwide. Customers can use the Company's complete services including quality registration to position their products for the world markets.

        In the Quality Audit field, the Company's NQA USA subsidiary is the ninth largest ISO assessment company in North America. The Company believes that NQA USA has less than 10% of the total registration market.

Technical Staffing

        Potential customers for services offered by the Technical Staffing segment are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. The Company competes in this segment primarily on the basis of its niche position, price and quality service.

        The Company operates an IT testing laboratory which evaluates computer and software systems. This gives the Company an advantage over most staffing companies which merely provide personnel as contractors. The Company understands how IT testing of software occurs and can provide appropriate personnel for this task.

        Many large companies are increasingly using primary suppliers to fulfill all their staffing needs. Technical Staffing competes with and, in certain relationships, teams with other major staffing companies in actively pursuing primary supplier relationships with large customers in its existing markets. These relationships can have a significant impact on the its revenues and operating profits.

                (iv)  Backlog

        The Company's backlog at January 31, 2003 and 2002 is as follows

	2003	2002
Engineering & Evaluation	$19,098,000	$23,383,000
Technical Staffing	13,157,000	6,119,000

Total Backlog	$32,255,000	$29,502,000

        The Company estimates that approximately 85% of the backlog at January 31, 2003 will be completed by January 31, 2004.

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

        c.    Seasonal Effect.    The Company experiences no material seasonal effects.

        d.    Employees.    The Company employed 953 individuals at January 31, 2003 and 699 at January 31, 2002, as follows:

	2003	2002
Engineering & Evaluation	367	390
Technical Staffing*	571	294
Corporate Administration	15	15

Total	953	699

*
The Technical Staffing total for 2003 includes 427 contract employees and 93 subcontractors, as compared to 222 contract employees and 43 subcontractors for 2002. None of the employees of the Company are represented by a union. The Company considers its relationship with its employees to be good.

ITEM 2.    PROPERTIES.

        A.    Operations.    The Company owns/leases and operates the following properties:

State	Owned Properties City	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	36,000	3
	Santa Clarita	60,000	147
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Virginia	Fredericksburg	66,000	87

Total owned properties		218,000	247

State	Leased Properties City	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	22,000	216
California	Calabasas	7,000	n/a
	City of Commerce	2,000	n/a
	Culver City	24,000	n/a
	Fullerton	20,000	n/a
	Los Angeles (LAX)	16,000	2
	Pleasanton	2,000	2
Georgia	Norcross	1,000	n/a
Massachusetts	Boston	1,000	n/a
Michigan	Detroit	65,000	n/a
	Troy	1,000	n/a
New Jersey	Tinton Falls	8,000	n/a
New Hampshire	Salem	3,000	n/a
Texas	Austin	2,000	n/a
	Plano	24,000	n/a
South Carolina	Columbia	3,000	n/a

Total leased properties		218,000	220

        B.    The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

        C.    Investment Properties.

        The Company sold its four acres of unimproved real property in Escondido, California and received net proceeds of $544,000 which was approximately the same amount recorded as cost on its books. In addition, the Company owns, for investment purposes, a condominium located in Palm Desert, California. The facility is rented to the public and, on occasion, used by employees of the Company.

ITEM 3.    LEGAL PROCEEDINGS.

        The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company.(See Note 9 to the Consolidated Financial Statements attached hereto as Exhibit A.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        A.    Principal Market.

        The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "NTSC". The range of high and low quotations as reported by the Nasdaq Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 2003 and 2002 is presented below:

	2003		2002
	High	Low	High	Low
First Quarter	$1.59	$1.20	$3.50	$1.62
Second Quarter	2.84	1.26	2.25	1.39
Third Quarter	2.45	1.52	1.96	1.12
Fourth Quarter	3.13	1.90	1.62	1.05

        B.    Holders of Common Stock.

        As of the close of business on April 11 2003, there were 852 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

        C.    Dividends.

        In fiscal 2001, total cash dividends paid to NTS shareholders were $0.04 per share.

        In fiscal 2002 and 2003, no cash dividends were paid as the Company's Board of Directors announced the discontinuance of the Company's policy of paying ordinary and special dividends on February 6, 2001.

ITEM 6.    SELECTED FINANCIAL DATA.

	Year Ended January 31,
	2003	2002	2001	2000	1999
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$85,121	$74,584	$84,804	$84,124	$86,813
Gross profit	19,176	17,957	21,784	23,995	25,983
Operating income	2,764	2,028	3,199	5,090	5,493
Interest expense, net	1,226	1,740	2,050	1,544	1,253
Income from continuing operations before income taxes, minority interest and extraordinary items	1,549	621	823	1,817	4,331
Income taxes	676	277	353	722	1,544

Income from continuing operations before minority interest and extraordinary items	873	344	470	1,095	2,787
Minority interest	(15)	(31)	(39)	(16)	(24)
Extraordinary loss related to early retirement of debt	—	(100)	—	—	—
Income (loss) from discontinued operations, net of income taxes	—	—	—	(274)	358
Cumulative effect of change in accounting for start-up expense, net of income taxes	—	—	—	—	(482)

Net income	$858	$213	$431	$805	$2,639

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.04	$0.05	$0.13	$0.34
Extraordinary loss related to early retirement of debt	—	(0.01)	—	—	—
Discontinued operations	—	—	—	(0.03)	0.04
Cumulative effect of change in accounting	—	—	—	—	(0.06)

Net income	$0.10	$0.03	$0.05	$0.10	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.04	$0.05	$0.13	$0.32
Extraordinary loss related to early retirement of debt	—	(0.01)	—	—	—
Discontinued operations	—	—	—	(0.03)	0.04
Cumulative effect of change in accounting	—	—	—	—	(0.06)

Net income*	$0.10	$0.03	$0.05	$0.09	$0.31

Weighted average common shares outstanding	8,656	8,468	8,497	8,345	8,236
Dilutive effect of stock options	39	9	135	194	374

Weighted average common shares outstanding, assuming dilution	8,695	8,477	8,632	8,539	8,610

Cash dividends paid per common share	$—	$—	$0.04	$0.07	$0.07

BALANCE SHEET DATA:
Working capital	$19,292	$16,579	$15,751	$16,232	$16,951
Total assets	61,334	56,781	61,321	58,631	49,831
Long-term debt, excluding current installments	19,863	18,657	19,782	18,639	13,076
Shareholders' equity	26,417	25,477	25,127	24,463	24,102

*
Per share data may not always summate because each figure is independently calculated.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        NTS is a diversified services company that supplies conformity assessment and personnel to a variety of industries including aerospace, defense, transportation, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, NTS provides its customers a market channel to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

        NTS operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

        The Engineering & Evaluation segment is one of the largest U. S. based independent product and systems assessment organizations, with facilities throughout the country, and Japan, and provides a complete spectrum of conformity assessment and registration services. These services include physical testing, which requires simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference, and functional testing which requires equipment such as switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. The Engineering & Evaluation segment also includes registration services which perform quality management audits to ISO 9000, quality training and laboratory accreditation.

        The Technical Staffing segment provides a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its customers' information technology ("IT") and engineering service needs. The Company supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, engineering personnel and multiple levels of system operations personnel.

        On October 14, 2002, The Technical Staffing segment acquired the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions, a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation. The acquired business has six offices serving approximately 50 customers with more than 330 IT professionals. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from October 14, 2002. By making this acquisition, the Company intends to expand its presence and increase its opportunities in the staffing industry.

Critical Accounting Policies

        The consolidated financial statements of the Company are prepared in accordance with United States generally accepted accounting principles, which requires the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements attached hereto as Exhibit A. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

        Revenue from fixed price testing contracts is recorded upon completion of the contracts, which are generally short-term, or identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Milestone payments related to each task are then established in the contract, which provide for a normal profit margin relative to similar testing performed for similar tasks historically. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended (hours charged). Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

Deferred Tax Asset

        At January 31, 2003, the Company has recorded a net deferred tax asset of $1,469,000. We have recorded this asset as we believe it is more likely than not that we will be able to realize the asset through reduction of future taxable income. The Company bases this belief upon the levels of taxable income historically generated by its business, as well as projections of future taxable income. If future levels of taxable income are not consistent with its expectations, the Company may be required to record a valuation allowance, which could reduce its net income by a material amount.

Adoption of Statements 141 and 142

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment (See Note 1 to Consolidated Financial Statements attached hereto as Exhibit A).

Adoption of Statement 144

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 beginning in the first quarter of fiscal year 2003. The adoption had no impact on the Company's consolidated financial position or results of operations.

Recently Issued Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other amendments and corrections, rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion 30," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company is planning to adopt SFAS No. 145 the first quarter of fiscal 2004. The criteria set forth by APB Opinion 30 will then be used to classify those gains and losses. The impact of its application will be the inclusion of the loss related to early retirement of debt, which occurred in fiscal 2002, in other income (expense) in the accompanying Consolidated Statements of Income.

        In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146,"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the Company's financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company will implement SFAS 148 effective February 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company's management has not yet determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

  RESULTS OF OPERATIONS

Revenues

	Twelve months ended January 31,
	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Engineering & Evaluation	$54,321	0.8%	$53,904	(7.5)%	$58,277
Technical Staffing	30,800	48.9%	20,680	(22.0)%	26,527

Total revenues	$85,121	14.1%	$74,584	(12.1)%	$84,804

        For the year ended January 31, 2003, total revenues increased $10,537,000 or 14.1% when compared with fiscal 2002.

        For the year ended January 31, 2002, total revenues decreased $10,220,000 or 12.1% when compared with fiscal 2001.

Engineering & Evaluation:

        For the year ended January 31, 2003, revenues in the Engineering & Evaluation segment increased $417,000 or 0.8% when compared to the same period in fiscal 2002, primarily due to an increase in the Company's traditional testing business and revenues derived from the newly established Independent Test Laboratory (ITL) program, offset by a general decline in the technology sector which affected revenues in the Company's computer testing and telecommunications business. Revenues were also affected by the shut down of the Largo, Florida facility during the fourth quarter of fiscal year 2002 and the negative effect on revenues caused by the effect on the Company's Santa Clarita facility of the taking of a portion of the Company's land by eminent domain for a new highway (see business environment section).

        For the year ended January 31, 2002, Engineering & Evaluation revenues decreased by $4,373,000 or 7.5% when compared to the same period in fiscal 2001, primarily due to the slowdown in the U.S. economy which has severely affected the Company's transportation, telecommunications and computer software and hardware testing businesses. To help counteract the impact of the downward trend in the economic conditions, the Company closed the U.K. operations and the Largo, Florida facility. Most of the assets from the Largo facility were redeployed to the Company's other testing facilities.

Technical Staffing:

        For the year ended January 31, 2003, revenues in the Technical Staffing segment increased by $10,120,000 or 48.9% when compared to the same period in fiscal 2002, due to the acquisition of the information technology staffing and engineering business of TRS Staffing Solutions, effective October 14, 2002.

        For the year ended January 31, 2002, revenues in the Technical Staffing segment decreased by $5,847,000 or 22.0% when compared to the same period in fiscal 2001, primarily due to the closure of several non-performing staffing offices and the general slowdown in the economy. The consolidation of the staffing offices was necessary to reduce costs and improve productivity.

Gross Profit

	Tweleve months ended January 31,
	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Engineering & Evaluation	$13,766	3.5%	$13,305	(15.0)%	$15,660
% to segment revenue	25.3%		24.7%		26.9%
Technical Staffing	5,410	16.3%	4,652	(24.0)%	6,124
% to segment revenue	17.6%		22.5%		23.1%

Total	$19,176	6.8%	$17,957	(17.6)%	$21,784

% to total revenue	22.5%		24.1%		25.7%

        For the year ended January 31, 2003, total gross profit increased $1,219,000 or 6.8% when compared with fiscal 2002.

        For the year ended January 31, 2002, total gross profit decreased $3,827,000 or 17.6% when compared with fiscal 2001.

Engineering & Evaluation:

        For the year ended January 31, 2003, gross profit for the Engineering & Evaluation segment increased by $460,000 or 3.5% when compared with the same period in fiscal 2002 primarily as a result of the increase in the Company's traditional testing business and decreased costs as a result of streamlining internal processes.

        For the year ended January 31, 2002, gross profit for the Engineering & Evaluation segment decreased by $2,355,000 or 15.0% when compared to the same period in fiscal 2001, primarily as a result of the decreased revenues discussed previously and the competitive pricing pressures in all segments of the business. Gross profit as a percentage of sales decreased by 2.2% due to increases in depreciation, utility costs, insurance, workers compensation and employee benefits.

Technical Staffing:

        For the year ended January 31, 2003, gross profit increased by $758,000 or 16.3% in the Technical Staffing segment when compared to the same period in fiscal 2002, due to the acquisition of TRS Staffing Solutions which was effective on October 14, 2002. This increase was offset by competitive pricing pressures and the slightly lower gross margins of the newly acquired business.

        For the year ended January 31, 2002, gross profit decreased by $1,472,000 or 24.0% in the Technical Staffing segment when compared to the same period in fiscal 2001. This decrease was primarily due to the decrease in revenues discussed above.

Selling, General & Administrative

	Twelve months ended January 31,
	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Engineering & Evaluation	$11,458	(0.1)%	$11,474	1.7%	$11,278
% to segment revenue	21.1%		21.3%		19.4%
Technical Staffing	4,954	11.2%	4,455	(39.0)%	7,307
% to segment revenue	16.1%		21.5%		27.5%

Total	$16,412	3.0%	$15,929	(14.3)%	$18,585

% to total revenue	19.3%		21.4%		21.9%

        For the year ended January 31, 2003, total selling, general and administrative expenses increased $483,000 or 3.0% when compared with fiscal 2002.

        For the year ended January 31, 2002, total selling, general and administrative expenses decreased $2,656,000 or 14.3% when compared with fiscal 2001.

Engineering & Evaluation:

        For the year ended January 31, 2003, selling, general and administrative expenses decreased by $16,000 or 0.1% when compared with the same period in fiscal 2002, primarily due to the effect of major initiatives undertaken by the Company to streamline internal processes, realign the sales organization and improve its technological capabilities.

        For the year ended January 31, 2002, selling, general and administrative expenses increased by $196,000 or 1.7% when compared to the same period in fiscal 2001, primarily due to increased selling and marketing efforts by the Company to generate new business.

Technical Staffing:

        For the year ended January 31, 2003, selling, general and administrative expenses increased by $499,000 or 11.2% when compared with fiscal 2002 primarily due to the acquisition of TRS Staffing Solutions which was effective on October 14, 2002.

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

Operating Income

	Twelve months ended January 31,
	2003	% Change	2002	% Change	2001
	(Dollars in thousands)
Engineering & Evaluation	$2,308	26.1%	$1,831	(58.2)%	$4,382
% to segment revenue	4.2%		3.4%		7.5%
Technical Staffing	456	131.5%	197	(116.7)%	(1,183)
% to segment revenue	1.5%		1.0%		(4.5)%

Total	$2,764	36.3%	$2,028	(36.6)%	$3,199

% to total revenue	3.2%		2.7%		3.8%

        For the year ended January 31, 2003, operating income increased $736,000 or 36.3% when compared with fiscal 2002.

        For the year ended January 31, 2002, operating income decreased $1,171,000 or 36.6% when compared with fiscal 2001.

Engineering & Evaluation:

        For the year ended January 31, 2003, operating income increased by $477,000 or 26.1% when compared with fiscal 2002 primarily due to the increase in gross profit.

        For the year ended January 31, 2002, operating income in the Engineering & Evaluation segment decreased by $2,551,000 or 58.2% when compared to the same period in fiscal 2001, as a result of the decrease in gross profit and the increase in selling, general and administrative expenses discussed above.

Technical Staffing:

        For the year ended January 31, 2003, operating income increased by $259,000 or 131.5% when compared with the same period in fiscal 2002, as a result of the increase in gross profit due to the acquisition of TRS Staffing Solutions which was effective on October 14, 2002.

        For the year ended January 31, 2002, the Technical Staffing segment had operating income of $197,000 as opposed to an operating loss of $1,183,000 for the same period in fiscal 2001, as a result of the decrease in selling, general and administrative expenses that was due to the consolidation of the operations and the closure of the non-performing offices.

Interest Expense

        Interest expense decreased $514,000 in fiscal 2003 when compared to fiscal 2002 primarily due to lower average debt balances in fiscal 2002 along with slightly lower interest rates. Interest expense decreased $310,000 in fiscal 2002 when compared to fiscal 2001. This decrease was primarily due to lower average debt balances in fiscal 2002 along with slightly lower interest rates.

Other Income

        Other income in fiscal 2003 was $11,000 as compared to other income in fiscal 2002 of $333,000. Other income in 2002 included $301,000 in income generated from the sale of some of the Company's excess machinery and equipment due to the closure of the Largo, Florida facility and $109,000 in income generated from the transfer of one and one-quarter acres of land, taken by eminent domain, to the William S. Hart School District in the City of Santa Clarita, California. The price paid for the property was $120,000.

Income Taxes

        The income tax rate for fiscal years 2003, 2002 and 2001 reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. The Company's fiscal 2003 income tax provision was $399,000 higher than fiscal 2002 because of an increase in income. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

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

Net Income

        The increase in net income for fiscal 2003 compared to fiscal 2002 was due to the increase in revenues and gross profit primarily due to the acquisition of TRS Staffing Solutions which was effective on October 14, 2002 and the increase in gross profit in the Engineering and Evaluation segment.

        The decrease in net income for fiscal 2002 compared to fiscal 2001 was due primarily to the decrease in gross profits and the recording of $100,000 in extraordinary loss net of income taxes related to refinancing the Company's debt and the associated early payment penalty.

Business Environment

Engineering & Evaluation:

        The Company's basic service is to provide product certification, product safety testing and product evaluation to ensure its clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the Department of Defense's main initiatives. The Company anticipates budget increases for operational readiness spending as well as research and development spending.

        The Company has realized a significant increase in sales at its military/aerospace facilities since the September 11, 2001 catastrophe. The Company's Santa Clarita facility, its largest military/aerospace facility, has, however, experienced a decline in sales during this period, following construction of a public highway immediately adjacent to the Santa Clarita facility. The highway, which overlooks the Santa Clarita facility, has heightened the concerns of customers who require testing of sensitive programs and has caused certain customers to stop using the facility for those programs. A portion of the highway was built on real property taken from the Company by eminent domain. NTS is seeking, through the legal process, appropriate compensation for the taking of the Company's property. If sufficient compensation is awarded, NTS will utilize it to implement mitigating measures which NTS hopes will enable the Company to continue operations at this facility using most of its capabilities. In an effort to maintain the economic viability of the facility, several new capabilities have been added which include fuel cell testing, upgraded acoustical testing, clean environment satellite testing and installation of a high pressure air system.

        Growth in fiscal year 2004 will be dependent on overall economic conditions and the increases in research and development spending in the aerospace, defense and telecommunication industries.

Technical Staffing:

        The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to- hire and full time placements to meet its customers' needs. One of the strategies for growth is to extend the offering of the Company's services to the customer of the Engineering & Evaluations segment's customers to provide them with technical and engineering personnel as part of a complete suite of certification, registration and test services. The goal is to offer a complete solution to the customers' product development needs, which will include consultants and technical experts provided by the staffing segment.

        Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources

        In fiscal 2003, cash provided by operations decreased by $2,906,000 when compared to fiscal 2002. This decrease was primarily due to additions in accounts receivable from the acquisition of TRS Staffing Solutions, offset by an increase in accounts payable and accrued expenses.

        In fiscal 2002, cash provided by operations increased by $1,035,000 when compared to fiscal 2001. This increase was primarily due to increased accounts receivable collections, offset by increased payments on accounts payable and accrued expenses.

        In fiscal 2003, net cash used in investing activities increased by $2,003,000 as compared to fiscal 2002, primarily due to the acquisition of TRS Staffing Solutions and increases in purchases of property, plant and equipment.

        In fiscal 2002, net cash used in investing activities decreased by $4,205,000 as compared to fiscal 2001, primarily due to decreases in purchases of property, plant and equipment and proceeds from the sale of property, plant and equipment.

        In fiscal 2003, financing activities provided cash in the amount of $822,000 as opposed to cash used by financing activities in fiscal 2002, primarily due to the increase in net proceeds on current and long-term debt.

        In fiscal 2002, financing activities used cash in the amount of $3,425,000 as opposed to cash provided by financing activities in fiscal 2001, primarily due to the increase in net repayments on current and long-term debt.

        The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2004. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, has 60% of the line with First Bank, as the participant Bank, has 40% of the line. The revolving line of credit will be reduced by $1,750,000 on August 1, 2003 and each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at January 31, 2003 was $14,502,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. As of January 31, 2003 the Company was in full compliance with its bank covenants with the exception of the capital expenditure covenant, which was in excess of the allowed amount by approximately $369,000. The Company requested and received a waiver from its banks.

        The Company has additional equipment line of credit agreements (at interest rates of 6.02% to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 2003 was $2,797,000 (see note 3 to the consolidated financial statements).

        The balance at January 31, 2003 of other notes payable collateralized by land and building, was $3,195,000.

        Maturities of long-term debt consist of regularly scheduled payments on the Company's term loans to its banks and notes payable. Of the $16,244,000 shown in the maturities of long-term debt (see note 3 to the consolidated financial statements) due in fiscal 2005, $14,502,000 represents the outstanding balance of the Company's revolving line of credit. Maturities of long-term debt will be paid with cash generated from operations.

Contractual Obligations:

	2004	2005 through 2007	After 2007	Total
Long-term debt	$1,253,000	$17,095,000	$2,768,000	$21,116,000
Operating lease obligations	1,456,000	2,482,000	858,000	4,796,000

Total contractual cash obligations	$2,709,000	$19,577,000	$3,626,000	$25,912,000

        Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company's long-term debt may be accelerated if the Company fails to meet its covenants with its banks. The Company believes that the cash flow from operations and the revolving line of credit will be sufficient to fund its operations for the next twelve months. The revolving line of credit had $5,498,000 available at January 31, 2003.

ITEM 7(a).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $151,000 at January 31, 2003 as compared to $127,000 at January 31, 2002.

Risks That Could Affect Future Results

        The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K. Any of the following risks may have a material negative impact on the Company's financial condition.

        The Company is subject to the effects of general economic and market conditions (including economic disruption caused by terrorist acts). In fiscal 2003, operating results were adversely affected by unfavorable global economic conditions and reduced capital spending, If the economic conditions do not improve, or worsen, the Company may experience material adverse effects on its business, operating results, and financial condition.

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

  •
  The financial condition of the Company's major customers

  •
  Fraudulent transactions committed against the Company

  •
  U.S. government defense programs are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiations, and intense competition for the available defense business.

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

  •
  Future changes in zoning could adversely affect the Company's ability to fully utilize it facilities to service its clients

        The Company's California facilities, including its principal executive offices, are located near major earthquake fault lines. A major earthquake or any other natural disaster in a region near any of the Company's facilities, could materially and adversely affect the Company's business.

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

Impact of Inflation

        The Company continues to incur increased costs in the areas of wages, business related insurance, workers compensation, operating supplies and utilities which it cannot pass along to customers in the current economic environment. To date, these increases have been substantially offset by reductions in other operating areas, and reductions in interest expense. The Company can give no assurances, however, that in the future it can offset such increased costs.

ITEM 8.    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

        The Company's consolidated financial statements together with the reports thereon by independent auditors, are attached hereto as Exhibit A.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2003 are incorporated herein by reference.

  Executive Officers of the Company

Name	Age	Position
Lloyd Blonder	63	Senior Vice President and Chief Financial Officer, Treasurer. He has been associated with the Company since 1983.
Doug Briskie	39	Vice President, Western Operations. He has been associated with the Company since 1987.
Aaron Cohen	66	Senior Vice President, Corporate Development. He has been associated with the Company since 1961.
Martin Dresser	56	Vice President, Marketing. He has been associated with the Company since 1999.
Marvin Hoffman	69	Senior Vice President, Chief Information Officer. He has been associated with the Company since 1998.
Andrea Korfin	56	Corporate Secretary, President, Technical Staffing. She has been associated with the Company since 1982.
Jack Lin	70	Chief Executive Officer of the Company. He has been associated with the Company since 1961.
Raffy Lorentzian	47	Vice President, Chief Accounting Officer. He has been associated with the Company since 1997.
William McGinnis	44	President and Chief Operating Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	40	Vice President, Eastern Operations. He has been associated with the Company since 1997.
Richard Short	60	Senior Vice President. He has been associated with the Company since 1961.
William Traw	65	Senior Vice President. He has been associated with the Company since 1963.

ITEM 11.    EXECUTIVE COMPENSATION.

        The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2003 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2003 are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The section entitled "Transactions with Management and Other" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 27, 2003 is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

        Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of evaluation, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or Chief Financial Officer, subsequent to the date we carried out its evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        A.    Consolidated Financial Statements and Schedules.

  a)
  Consolidated Financial Statements and notes thereto as of January 31, 2003 and 2002 and for each of the years in the three-year period ended January 31, 2003.

  b)
  Consolidated Financial Statement Schedule.

  I.
  Valuation and Qualifying Accounts and Reserve, Schedule II.

        B.    Reports on Form 8-K.

        There were no reports on Form 8-K filed during the fourth quarter ended January 31, 2003.

        C.    Exhibits.

2	Agreement and Plan of Merger of National Technical Systems, Inc., a Delaware corporation into National Technical Systems, Inc., a California corporation (formerly NTS Merger corporation), (filed as Exhibit 2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is incorporated herein by reference thereto).
2.1	Agreement and Plan of Merger dated as of August 21, 1998, by and between National Technical Systems, Inc. and XXCAL, Inc., a California Corporation filed as Exhibit 2.1 to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of October 19, 1998, by and between National Technical Systems, Inc. and XXCAL, Inc., a California Corporation filed as Exhibit 2.2 to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).

2.3	Share Purchase Agreement, dated as of August 21, 1998, by and between National Technical Systems, Inc. and the holders of all of the outstanding Ordinary Shares of XXCAL Limited, a United Kingdom corporation, to acquire all of the outstanding Ordinary Shares, filed as Exhibit 2.3 to the Company's Form 8-K, (filed November 3, 1998 and is incorporated herein by reference thereto).
2.4	Amendment No. 1 to Share Purchase Agreement dated as of October 19, 1998 by and between National Technical Systems, Inc. and the holders of all of the outstanding Ordinary Shares of XXCAL Limited, a United Kingdom corporation, to acquire all of the outstanding Ordinary Shares, filed as Exhibit 2.4 to the Company's Form 8-K, (filed November 3,1998 and is incorporated herein by reference thereto).
3.1	Articles of Incorporation of National Technical Systems, Inc., a California corporation, filed on May 29, 1996 and as amended by amendment number one thereto, filed with the California Secretary of State on July 13, 1998.
3.2	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on May 29, 1996 and as amended by amendment number one thereto, adopted on June 25, 1999.
10.1	Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).
10.2	Amendment to the Company's 1994 Stock Option Plan (filed as Proposal No. 3 to the Company's Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).
10.3	Revolving credit agreement between Comerica Bank and NTS effective November 21, 2001, (filed on December 13, 2001 and is incorporated herein by reference thereto).
10.4	Form of the Company's 2002 Stock Option Plan (filed as Proposal 2 to the Company's Proxy Statement for Annual Meeting of June 28, 2002, and is incorporated herein by reference thereto).
10.5	Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (filed on September 12, 2002 and is incorporated herein by reference thereto).
10.6	Amendment number two to revolving credit agreement between the Company and Comerica Bank effective November 25, 2002 (filed on December 13, 2002 and is incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-04905.
99.4	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-67743.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2003	NATIONAL TECHNICAL SYSTEMS, INC.
	By	/s/ JACK LIN Jack Lin, Principal Executive Officer Chairman of the Board

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 29, 2002.

/s/ JACK LIN Jack Lin, (Principal Executive Officer & Chairman of the Board)	/s/ AARON COHEN Aaron Cohen, Senior Vice President and Vice Chairman of the Board
/s/ WILLIAM MCGINNIS William McGinnis, President, Chief Operating Officer and Director	/s/ MARVIN HOFFMAN Marvin Hoffman, Senior Vice President, Chief Information Officer and Vice Chairman of the Board
/s/ LLOYD BLONDER Lloyd Blonder, Senior Vice President and Treasurer (Principal Financial Officer)	/s/ WILLIAM L. TRAW William L. Traw, Senior Vice President and Director
/s/ RAFFY LORENTZIAN Raffy Lorentzian, Vice President, Chief Accounting Officer	/s/ RALPH F. CLEMENTS Ralph F. Clements, Director
/s/ RICHARD D. SHORT Richard D. Short, Senior Vice President and Director	/s/ DONALD J. TRINGALI Donald J. Tringali, Director
/s/ SHELDON M. FECHTOR Sheldon M. Fechtor, Director	/s/ GEORGE F. KABOUCHY George F. Kabouchy, Director
/s/ NORMAN S. WOLFE Norman S. Wolfe, Director	/s/ ROBERT I. LIN Robert I. Lin, Director

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

CERTIFICATION

I, Jack Lin, certify that:

1.
I have reviewed this annual report on Form 10-K of National Technical Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JACK LIN Jack Lin, (Principal Executive Officer & Chairman of the Board)

April 28, 2003

CERTIFICATION

I, Lloyd Blonder, certify that:

1.
I have reviewed this annual report on Form 10-K of National Technical Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LLOYD BLONDER Lloyd Blonder, Senior Vice President and Treasurer (Principal Financial Officer)

April 28, 2003

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Technical Systems, Inc.

        We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, National Technical Systems, Inc. changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142.

                      /s/ Ernst & Young LLP

Woodland Hills, California
April 14, 2003

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

January 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$3,559,000	$3,783,000
Accounts receivable, less allowance for doubtful accounts of $1,298,000 at January 31, 2003 and $1,099,000 at January 31, 2002	20,252,000	16,917,000
Income taxes receivable	110,000	183,000
Inventories	2,471,000	1,552,000
Deferred tax assets	1,469,000	1,158,000
Prepaid expenses	1,110,000	1,032,000

Total current assets	28,971,000	24,625,000
Property, plant and equipment, at cost
Land	1,449,000	1,449,000
Buildings	8,827,000	8,704,000
Machinery and equipment	60,502,000	56,287,000
Leasehold improvements	6,856,000	6,668,000

Total property, plant and equipment	77,634,000	73,108,000
Less: accumulated depreciation	(48,857,000)	(44,819,000)

Net property, plant and equipment	28,777,000	28,289,000
Property held for sale	—	544,000
Goodwill	870,000	870,000
Other assets	2,716,000	2,453,000

TOTAL ASSETS	$61,334,000	$56,781,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,666,000	$3,276,000
Accrued expenses	3,585,000	2,829,000
Deferred income	175,000	497,000
Current installments of long-term debt	1,253,000	1,444,000

Total current liabilities	9,679,000	8,046,000
Long-term debt, excluding current installments	19,863,000	18,657,000
Deferred income taxes	4,428,000	3,682,000
Deferred compensation	796,000	783,000
Minority interest	151,000	136,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,610,000 as of January 31, 2003 and 8,667,000 as of January 31, 2002	12,638,000	12,517,000
Retained earnings	13,830,000	13,011,000
Accumulated other comprehensive income	(51,000)	(51,000)

Total shareholders' equity	26,417,000	25,477,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$61,334,000	$56,781,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended January 31, 2003, 2002, and 2001

	2003	2002	2001
Net revenues	$85,121,000	$74,584,000	$84,804,000
Cost of sales	65,945,000	56,627,000	63,020,000

Gross profit	19,176,000	17,957,000	21,784,000
Selling, general and administrative expense	16,412,000	15,929,000	18,585,000

Operating income	2,764,000	2,028,000	3,199,000
Other income (expense):
Interest expense, net	(1,226,000)	(1,740,000)	(2,050,000)
Other income (expense)	11,000	333,000	(326,000)

Total other income (expense)	(1,215,000)	(1,407,000)	(2,376,000)
Income before income taxes and minority interest	1,549,000	621,000	823,000
Income taxes	676,000	277,000	353,000

Income before minority interest	873,000	344,000	470,000
Minority interest	(15,000)	(31,000)	(39,000)

Income from continuing operations	858,000	313,000	431,000
Extraordinary loss related to early retirement of debt, net of income tax benefit of $89,000	—	(100,000)	—

Net income	$858,000	$213,000	$431,000

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.04	$0.05
Extraordinary loss	—	(0.01)	—

Net income	$0.10	$0.03	$0.05

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.04	$0.05
Extraordinary loss	—	(0.01)	—

Net income	$0.10	$0.03	$0.05

Weighted average common shares outstanding	8,656,000	8,468,000	8,497,000
Dilutive effect of stock options	39,000	9,000	135,000

Weighted average common shares outstanding, assuming dilution	8,695,000	8,477,000	8,632,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years Ended January 31, 2003, 2002, and 2001

	Number of Shares	Common Stock Amount	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 31, 2000	8,404,000	$11,764,000	$12,706,000	$(7,000)	$24,463,000
Net income	—	—	431,000	—	431,000
Foreign currency translation	—	—	—	(45,000)	(45,000)

Comprehensive income					386,000
Stock options exercised	108,000	152,000	—	—	152,000
Tax benefit from stock options exercise	—	165,000	—	—	165,000
NQA equity infusion	—	300,000	—	—	300,000
Cash dividends	—	—	(339,000)	—	(339,000)

Balance at January 31, 2001	8,512,000	$12,381,000	$12,798,000	$(52,000)	$25,127,000
Net income	—	—	213,000	—	213,000
Foreign currency translation	—	—	—	1,000	1,000

Comprehensive income					214,000
Stock issuance	244,000	308,000	—	—	308,000
Stock repurchase	(89,000)	(172,000)	—	—	(172,000)

Balance at January 31, 2002	8,667,000	$12,517,000	$13,011,000	$(51,000)	$25,477,000
Net income			858,000		858,000
Foreign currency translation					0

Comprehensive income					858,000
NQA equity infusion		275,000			275,000
Stock repurchase	(57,000)	(154,000)			(154,000)
Cash dividends NQA, Ltd.			(39,000)		(39,000)

Balance at January 31, 2003	8,610,000	$12,638,000	$13,830,000	$(51,000)	$26,417,000

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$858,000	$313,000	$431,000
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	4,615,000	4,574,000	4,036,000
Intangible amortization	—	133,000	161,000
Provisions for losses (recoveries) on receivables	199,000	(131,000)	427,000
Gain on sale of assets	(50,000)	(410,000)	—
Loss on retirement of assets	17,000	9,000	37,000
Undistributed earnings of affiliate	15,000	30,000	39,000
Deferred income taxes	435,000	377,000	(81,000)
Tax benefit from stock options exercised	—	—	165,000
Changes in assets and liabilities:
Accounts receivable	(3,534,000)	3,070,000	(169,000)
Inventories	(919,000)	162,000	90,000
Prepaid expenses	(78,000)	(292,000)	(21,000)
Other assets and intangibles	(4,000)	(76,000)	(224,000)
Accounts payable	1,390,000	(1,309,000)	(349,000)
Accrued expenses	1,031,000	(332,000)	(43,000)
Deferred income	(322,000)	(151,000)	315,000
Deferred compensation	13,000	(23,000)	191,000
Common stock compensation	—	308,000	—
Income taxes receivable	73,000	493,000	605,000

Cash provided by continuing operations	3,739,000	6,745,000	5,610,000
Loss from early retirement of debt	—	(100,000)	—

Cash provided by operating activities	3,739,000	6,645,000	5,610,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,620,000)	(3,208,000)	(6,720,000)
Sale of property, plant and equipment	594,000	430,000	—
Investment in life insurance	(170,000)	(176,000)	(186,000)
Proceeds from life insurance	—	172,000	—
Acquisition of business, net of cash	(1,589,000)	—	(81,000)

Net cash used for investing activities	(4,785,000)	(2,782,000)	(6,987,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	4,650,000	15,317,000	7,277,000
Repayments of current and long-term debt	(3,635,000)	(18,570,000)	(5,757,000)
Cash dividends paid to NQA, Ltd.	(39,000)	—	—
Cash dividends paid	—	—	(339,000)
Equity infusion from NQA, Ltd.	—	—	300,000
Proceeds from stock options exercised	—	—	152,000
Common stock repurchase	(154,000)	(172,000)	—

Net cash provided by (used for) financing activities	822,000	(3,425,000)	1,633,000

Effect of exchange rate changes on cash and cash equivalents	—	1,000	(45,000)

Net increase (decrease) in cash	(224,000)	439,000	211,000
Beginning cash balance	3,783,000	3,344,000	3,133,000

ENDING CASH BALANCE	$3,559,000	$3,783,000	$3,344,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,253,000	$1,688,000	$2,068,000
Income taxes	130,000	59,000	618,000
Cash received during the year for:
Income taxes	41,000	839,000	963,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
NQA, Ltd. equity infusion
Forgiveness of certification fee for equity	$275,000	$—	$—

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2003, 2002 and 2001

(1)    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of National Technical Systems, Inc. ("NTS" or the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has consolidated NQA, Inc., a 50% owned subsidiary for which the distribution of profits and losses is 51% to the Company, and 49% to the other shareholder. NTS controls the management decisions and elects the president of NQA, Inc. and therefore has complete operating control of the subsidiary. XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $179,000 and $114,000 at January 31, 2003 and 2002, respectively.

        Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal year 2003 presentation.

Risks and Uncertainties

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to the recognition of revenue under long-term contracts and valuation of contract claims. Actual results could differ from those estimates.

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

        Revenue from fixed price testing contracts is recorded upon completion of the contracts, which are generally short-term, or identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Milestone payments related to each task are then established in the contract, which provide for a normal profit margin relative to similar testing performed for similar tasks historically. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended (hours charged). Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. All selling, general and administrative costs are treated as period costs and expensed as incurred.

Inventories

        Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost, which is not in excess of estimated net realizable value.

Property Held for Sale

        During the fiscal year ended January 31, 2003, the Company sold a parcel of land in San Diego County, California. Net proceeds from the sale were $544,000 which was the same amount recorded as cost.

Property, Plant and Equipment

        Property, plant, and equipment is stated at actual cost and is depreciated and amortized using the straight-line method over the following estimated useful lives:

Buildings	30 to 35 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Terms of lease, or estimated useful life (whichever is less)

Intangible Assets

        The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets."

        Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The first step of the transitional goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. In accordance with SFAS No. 142, the Company identified two reporting units in the Engineering and Evaluation segment and one reporting unit in the Technical Staffing segment, which constitute components of its business that include goodwill. The Company completed the first step of the transitional goodwill impairment test as of February 1, 2002 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. There have been no indications of any impairments through January 31, 2003.

As of January 31, 2003 and January 31, 2002, the Company had the following acquired intangible assets:

	January 31, 2003				January 31, 2002
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Covenant not to compete	$89,000	$9,000	$80,000	3 years	$—	$—	$—

Intangible assets not subject to amortization:
Goodwill	$1,667,000	$797,000	$870,000		$1,667,000	$797,000	$870,000

        Amortization expense for Intangible assets subject to amortization was $9,000 and $0 for the years ended January 31, 2003 and 2002 respectively.

        The following table provides the Company's net income and net income per share had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

	Twelve Months Ended January 31,
	2003	2002
Net income, as reported	$858,000	$213,000
Add back: Goodwill amortization	—	133,000
Related income tax effect	—	(59,000)

Adjusted net income	$858,000	$287,000

Net income per share:
Basic and diluted net income per common share, as reported	$0.10	$0.03
Add back: Goodwill amortization, net of related income tax effect	—	0.01

Adjusted basic and diluted net income per common share *	$0.10	$0.03

*
Per share data may not always summate because each figure is independently calculated.

Long-lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 beginning in the first quarter of fiscal year 2003. The adoption had no impact on the Company's consolidated financial position or results of operations.

Comprehensive Income

        In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), the Company is required to report and display the components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. There were no comprehensive income or loss items during fiscal 2003. Accumulated other comprehensive loss was $51,000 as of January 31, 2003 and 2002 due to foreign currency translation adjustments.

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

Foreign Currency Translation

        The accounts of the foreign divisions are translated into United States dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" (FAS 52). All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. There was no translation gain or loss adjustment in fiscal year 2003. In fiscal year 2002, the translation of the balance sheet accounts resulted in a $1,000 unrealized gain.

Related Party Transactions

        NTS provides management and consulting services to NQA, Inc. for an agreed upon management fee. Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company. Management fees earned by the Company for fiscal 2003, 2002 and 2001 were $241,000, $173,000 and $278,000, respectively.

        NQA, Ltd., the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. NQA, Ltd. charges NQA, Inc. an agreed upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service ("UKAS") and Raad voor Accreditatie ("RVA") levy. Certification fees for fiscal 2003, 2002 and 2001 were $241,000, $168,000 and $296,000, respectively.

        During the year ended January 31, 2003, $275,000 in amounts due to NQA, Ltd. were forgiven and have been reflected as a capital contribution in the consolidated statements of shareholders' equity.

        During the year ended January 31, 2003, NQA Inc. paid cash dividends in the amount of $39,000 to NQA, Ltd., which is reflected in the accompanying consolidated statements of shareholders' equity.

Recently Issued Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement, among other amendments and corrections, rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion 30," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company is planning to adopt SFAS No. 145 the first quarter of fiscal 2004. The criteria set forth by APB Opinion 30 will then be used to classify those gains and losses. The impact of its application will be the inclusion of the loss related to early retirement of debt, which occurred in fiscal 2002, in other income (expense) in the accompanying Consolidated Statements of Income.

        In June 2002, the FASB issued Statement of Financial Accounting Standard No 146,"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the Company's financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Certain of the disclosure modifications are required for fiscal years ended after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company will implement SFAS 148 effective February 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company's management has not yet determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

(2)    Business Acquisition and Disposition

Acquisition of Staffing Company

        On October 14, 2002, XXCAL, Inc. ("XXCAL"), a wholly-owned subsidiary of the Company, acquired substantially all of the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions ("TRS"), a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation for a total purchase price of $1,589,000 consisting of the sum of $1,500,000 paid in cash to several subsidiaries of Fluor Corporation and $89,000 consisting of transaction related costs. $1,500,000 of the initial purchase price of $1,589,000 has been allocated to fixed assets consisting of furniture and equipment based on an initial estimate of the respective fair values as of the date of acquisition and the remaining balance of $89,000 was allocated to a covenant not to compete. The acquired business has six offices serving approximately 50 customers with more than 330 IT professionals. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from October 14, 2002.

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

        On October 31, 2000, NTS, Inc. sold its wholly owned subsidiary NTS-CS, a Delaware Corporation, to NQA, Training and Development (NQA, T&D), a Massachusetts corporation and a wholly owned subsidiary of NQA, Inc., which is 50% owned by NTS, Inc. and 50% owned by NQA Limited, a British Company. NTS-CS provides ISO 9000 certification audits and on-going surveillance site visits. The accounting transaction consisted of transferring the net book value of NTS-CS at October 31, 2000 of $77,000 to NQA, T&D. In connection with this transaction, NQA Limited contributed $300,000 to NQA, Inc. as an equity infusion. On October 8, 2002 NTS-CS merged into NQA, T&D.

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

(3)    Debt

        Long-term debt consists of the following:

	2003	2002
Revolving lines of credit(a)	$14,502,000	$12,072,000
Notes payable secured by land and buildings(b)	3,195,000	3,324,000
Secured notes payable(c)	2,797,000	4,125,000
Loans from employee and officers(d)	622,000	580,000

Subtotal	21,116,000	20,101,000
Less current installments	1,253,000	1,444,000

Total	$19,863,000	$18,657,000

(a)
The Company had a credit agreement with United California Bank (formerly Sanwa Bank California), as agent, and Mellon Bank, which included (1) a $10,000,000 revolving line of credit at an interest rate equal to the agent bank's reference rate expiring November 1, 2002 and (2) a $6,500,000 term loan at an interest rate of 8.31% expiring in January 2003. In September 2001, the line of Credit was reduced to $9,700,000. On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2004. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,750,000 on August 1, 2003 and each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at January 31, 2003 was $14,502,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. As of January 31, 2003 the Company was in full compliance with its bank covenants with the exception of the capital expenditure covenant, which was in excess of the allowed amount by approximately $369,000. The Company requested and received a waiver from its banks.

(b)
The amount of $3,195,000 represents mortgage notes on land and buildings owned by the Company in California and Massachusetts. The notes carry fixed interest rates ranging from 8.21% to 9.00% and they are collateralized by those properties which have an appraised value of approximately $4,965,000 and a net value of $2,552,000 at January 31, 2003.

(c)
In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60% to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. In April of 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms of the original agreement. The outstanding balance at January 31, 2003 is $833,000. The note payable to Mellon Bank is collateralized by equipment with a net book value of $751,000 at January 31, 2003.

  In fiscal 2002 the Company entered into equipment line of credit agreements with Bank of America and the Fifth Third Leasing Company (interest rates of 6.02% to 9.81%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2003 on these notes were $1,062,000 and $443,000, respectively.

  In fiscal 2003 the Company entered into new equipment line of credit agreement with First Bank (interest rate of 6.02%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2003 on this note was $89,000.

  Other secured notes payable at January 31, 2003 amounted to $370,000.

(d)
The Company has unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $622,000 as of January 31, 2003. The interest is payable monthly and is based on the bank's reference rate less three basis points.

        Maturities of long-term debt for five years subsequent to January 31, 2003 are as follows:

2004	$1,253,000
2005	16,244,000
2006	545,000
2007	306,000
2008	202,000
Thereafter	2,566,000

$21,116,000

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

        The carrying amounts and estimated fair values of the Company's financial instruments are:

	2003 Carrying amount	2003 Estimated fair value	2002 Carrying amount	2002 Estimated fair value
Notes payable	$3,195,000	$4,053,000	$3,324,000	$3,775,000
Secured notes payable	2,797,000	2,978,000	4,125,000	4,216,000
Revolving lines of credit	14,502,000	14,502,000	12,072,000	12,343,000
Loans from employee and officer	622,000	622,000	580,000	580,000

(4)    Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax profit (loss) generated from foreign operations was $65,000, ($189,000) and ($51,000) in fiscal 2003, 2002 and 2001, respectively. Accumulated foreign earnings were $459,000 as of January 31, 2003. The earnings associated with the Company's foreign subsidiary are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided. As of January 31, 2003 the Company has net operating loss carryforwards of approximately $490,000 for Federal purposes, which begin to expire in 2021.

        The provision (benefit) for income tax expense from continuing operations consists of:

	2003	2002	2001
Current:
Federal	$136,000	$(149,000)	$264,000
State	100,000	15,000	38,000
Foreign	—	(55,000)	(26,000)

	236,000	(189,000)	276,000
Deferred:
Federal	427,000	280,000	53,000
State	13,000	97,000	24,000

	440,000	377,000	77,000

Income tax expense	$676,000	$188,000	$353,000

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2003	2002	2001
Income from continuing operations before income taxes	$1,549,000	$621,000	$823,000

Federal income tax computed at statutory rate	$526,000	$211,000	$280,000
Amortization of goodwill	—	—	11,000
State income taxes, net of federal benefits	66,000	38,000	46,000
Other, principally non-deductible expenses	84,000	28,000	16,000

Income tax expense	$676,000	$277,000	$353,000

        For 2002 the actual income tax provision from continuing operations of $277,000 differs from the total income tax expense of $188,000 due to an income tax benefit of $89,000 realized on the extraordinary loss of $189,000 related to the company's early extinguishment of debt (see note 3).

        Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2003		2002
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$543,000	$—	$459,000	$—
Vacation accrual	312,000	—	290,000	—
State taxes	33,000	107,000	45,000	62,000
Deferred Compension	369,000	—	364,000	—
Net operating loss	200,000	—	—	464,000
Goodwill	9,000	—	—	—
Other	3,000	—	—	1,000

Total deferred tax assets	1,469,000	107,000	1,158,000	527,000
Valuation allowance	—	—	—	—

Deferred tax liabilities:
Gain on installment sale of asset	—	(69,000)	—	—
Gain on involuntary conversion	—	(54,000)	—	(53,000)
Tax over book depreciation	—	(4,412,000)	—	(4,156,000)

Net deferred tax asset (liability)	$1,469,000	$(4,428,000)	$1,158,000	$(3,682,000)

(5)    Stock Options and Pension Plans

        The Company has two employee incentive stock option plans; the "2002 stock option plan" and the "1994 stock option plan".

        Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock. At the annual meeting held on June 28, 2002, the 2002 stock option plan was approved. The number of shares approved for issuance under the 2002 stock option plan was 1,000,000 shares. At January 31, 2003 there were 223,000 shares granted under the 2002 stock option plan and 777,000 shares were reserved for future grants under the 2002 stock option plan. At January 31, 2003 there were 1,760,108 shares authorized and granted under the 1994 stock option plan and there were no shares reserved for future grants.

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

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning Balance	1,707,036	$3.40	1,595,684	$3.93
Grants	308,000	2.26	339,708	1.95
Exercise	—	—	—	—
Canceled or expired	(31,928)	2.12	(228,356)	4.92

Ending balance	1,983,108	$3.40	1,707,036	$3.40

Reserve for future grants at year end	777,000	—	146,272	—
Exercisable	1,139,485	$3.43	831,362	$3.91

        The range of exercise prices for options outstanding at January 31, 2003 was $1.35 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

        The following tables summarize information about options outstanding at January 31, 2003:

Range of Exercise Prices	Outstanding at January 31, 2003	Weighted Avg. Remaining Contract Life In Yrs.	Weighted Ave. Exercise Price	Number Exercisable	Weighted Ave. Exercise Price
$1.00 to $2.00	208,000	8.5	$1.65	38,625	$1.85
$2.01 to $3.00	1,067,377	7.1	$2.60	484,325	$2.70
$3.01 to $4.00	241,658	6.8	$3.30	172,512	$3.30
$4.01 to $5.00	75,000	6.3	$4.82	53,750	$4.86
$5.01 to $6.00	356,656	5.5	$5.47	355,856	$5.47
$6.01 to $7.00	34,417	5.6	$6.36	34,417	$6.36

        These options will expire if not exercised at specific dates ranging from September 2003 to December 2012. No options were exercised in the year ended January 31, 2003. The Company has elected to continue to follow APB Opinion No. 25,"Accounting for Stock Issued to Employees" (APB No.25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No.123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant.

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

	2003	2002	2001
Expected life (in years)	8.4	5	5
Risk-free interest rate	3.10%	4.10%	4.80%
Expected volatility	94%	57%	58%
Expected dividend yield	0.71%	0.76%	0.82%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2003 was $2.26 per share. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:

	January 31, 2003	January 31, 2002	January 31, 2001
Net income (loss)
As reported	$858,000	$213,000	$431,000
Pro forma	$533,000	$(173,000)	$212,000
Basic earnings (loss) per common share
As reported	$0.10	$0.03	$0.05
Pro forma	$0.06	$(0.02)	$0.02
Diluted earnings (loss) per common share
As reported	$0.10	$0.03	$0.05
Pro forma	$0.06	$(0.02)	$0.02

        The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2003, the Board of Directors and management of the Company approved a contribution to the 401(k) profit sharing plan of $172,000 as compared to $161,000 in 2002 and $152,000 in 2001.

        The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.

        The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $95,000, $119,000 and $65,000 for the years ended January 31, 2003, 2002 and 2001, respectively. Included in other assets is $1,684,000 and $1,514,000 for the cash surrender values as of January 31, 2003 and 2002, respectively.

(6)    Capital Stock

        As of January 31, 2003 and 2002, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2003 and January 31, 2002, 8,610,000 shares and 8,667,000 shares were issued and outstanding, respectively. On February 6, 2001, the Company's Board of Directors authorized the repurchase of common stock in open market purchases. As of January 31, 2003, the Company had purchased 145,600 shares at an average price of $2.24. The Company's covenants with its new banks permit the use in fiscal 2004 of an additional maximum amount equal to 75% of the Company's net profit for fiscal year 2003.

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

(7)    Commitments

        The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates through fiscal year 2010. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $2,155,000 in 2003, $2,322,000 in 2002, and $2,676,000 in 2001.

        At January 31, 2003, minimum rental payment obligations under operating leases were as follows:

2004	$1,456,000
2005	1,113,000
2006	797,000
2007	572,000
2008	469,000
Thereafter	389,000

$4,796,000

(8)    Accrued Expenses

        A summary of accrued expenses at January 31 is as follows:

	2003	2002
Compensation and employee benefits	$2,249,000	$1,844,000
Other	1,336,000	985,000

	$3,585,000	$2,829,000

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

(10)    Segment of Business Information

        The Company maintains two core operating segments: Engineering & Evaluation and Technical Staffing.

        The Engineering & Evaluation segment operates test laboratories in various states in the U.S. and Japan and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, power products, transportation and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States' Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier's systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies' quality policy, quality system documentation and quality records.

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

        The company did not have any revenues from a single customer in the Engineering & Evaluation Group, which represented in excess of 10% of total segment revenues. Two major customers represented $7,042,000 and $4,189,000 of the 2003 Technical staffing net revenues and two major customers represented $5,376,000 and $3,250,000 2002 Technical staffing net revenues. Total revenues from customers in foreign (UK) operations were $0, in 2003 and $44,000 and $394,000 in 2002 and 2001, respectively. Assets utilized in the foreign (UK) subsidiaries were $0 and $99,000 as of January 31, 2003 and 2002, respectively.

        The following table illustrates each segment's operating income for 2003, 2002 and 2001. Assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate and fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

	January 31, 2003
	Engineering & Evaluation	Technical Staffing	Corporate	Total
Net revenues	$54,321,000	$30,800,000	$—	$85,121,000

Gross profit	13,766,000	5,410,000	—	19,176,000
Selling, general and administrative expense	11,458,000	4,954,000	—	16,412,000

Operating income	2,308,000	456,000	—	2,764,000
Other income (expense):	—
Interest expense, net	(1,115,000)	(111,000)	—	(1,226,000)
Other income (expense)	10,000	1,000	—	11,000

Income before income taxes and minority interest	$1,203,000	$346,000	$—	$1,549,000

Assets	$42,218,000	$13,219,000	$5,897,000	$61,334,000

Equity Investments	$179,000	$—	$—	$179,000

Expenditures for long-lived assets	$3,316,000	$1,627,000	$266,000	$5,209,000

Depreciation and amortization	$3,896,000	$462,000	$257,000	$4,615,000

	January 31, 2002
	Engineering & Evaluation	Technical Staffing	Corporate	Total
Net revenues	$53,904,000	$20,680,000	$—	$74,584,000

Gross profit	13,305,000	4,652,000	—	17,957,000
Selling, general and administrative expense	11,474,000	4,455,000	—	15,929,000

Operating income	1,831,000	197,000	—	2,028,000
Other income (expense):	—
Interest expense, net	(1,670,000)	(70,000)	—	(1,740,000)
Other	370,000	(37,000)	—	333,000

Income before income taxes, minority interest, and extraordinary loss	$531,000	$90,000	$—	$621,000

Assets	$40,490,000	$8,636,000	$7,655,000	$56,781,000

Equity Investments	$114,000	$—	$—	$114,000

Expenditures for long-lived assets	$2,964,000	$95,000	$149,000	$3,208,000

Depreciation and amortization	$4,141,000	$339,000	$227,000	$4,707,000

	January 31, 2001
	Engineering & Evaluation	Technical Staffing	Corporate	Total
Net revenues	$58,277,000	$26,527,000	$—	$84,804,000

Gross profit	15,660,000	6,124,000	—	21,784,000
Selling, general and administrative expense	11,278,000	7,307,000	—	18,585,000

Operating income (loss)	4,382,000	(1,183,000)	—	3,199,000
Other income (expense):	—
Interest expense, net	(1,828,000)	(222,000)	—	(2,050,000)
Other	(255,000)	(71,000)	—	(326,000)

Income (loss) before income taxes and minority interest	$2,299,000	$(1,476,000)	$—	$823,000

Assets	$45,052,000	$9,225,000	$7,044,000	$61,321,000

Equity Investments	$132,000	$—	$—	$132,000

Expenditures for long-lived assets	$6,363,000	$311,000	$127,000	$6,801,000

Depreciation and amortization	$3,540,000	$418,000	$239,000	$4,197,000

(11)    Quarterly Financial Data (Unaudited)

	Three months ended
2003
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$19,268,000	$18,410,000	$21,180,000	$26,263,000
Gross profit	4,739,000	4,521,000	4,520,000	5,396,000
Income from continuing operations	280,000	281,000	134,000	163,000
Net income	280,000	281,000	134,000	163,000
Basic earnings per common share
Continuing operations	0.03	0.03	0.02	0.02
Net Income*	0.03	0.03	0.02	0.02
Diluted earnings per common share
Continuing operations	0.03	0.03	0.02	0.02
Net Income*	0.03	0.03	0.02	0.02
Weighted average common shares outstanding	8,667,000	8,659,000	8,657,000	8,642,000
Dilutive effect of stock options	—	41,000	51,000	154,000
Weighted average common shares outstanding, assuming dilution	8,667,000	8,700,000	8,708,000	8,796,000

*
Per share data may not always add to the total for the year because each figure is independently calculated.

	Three months ended
2002
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$19,376,000	$19,117,000	$18,003,000	$18,088,000
Gross profit	4,828,000	4,582,000	3,901,000	4,646,000
Income (loss) from continuing operations	134,000	31,000	(147,000)	295,000
Loss from extraordinary item	—	—	—	(100,000)
Net income (loss)	134,000	31,000	(147,000)	195,000
Basic earnings (loss) per common share
Continuing operations	0.02	0.00	(0.02)	0.03
Extraordinary loss	—	—	—	(0.01)
Net Income (loss)*	0.02	0.00	(0.02)	0.02
Diluted earnings (loss) per common share
Continuing operations	0.02	0.00	(0.02)	0.03
Extraordinary loss	—	—	—	(0.01)
Net Income (loss) *	0.02	0.00	(0.02)	0.02
Weighted average common shares outstanding	8,503,000	8,453,000	8,435,000	8,481,000
Dilutive effect of stock options	27,000	11,000	—	—
Weighted average common shares outstanding, assuming dilution	8,530,000	8,464,000	8,435,000	8,481,000

*
Per share data may not always add to the total for the year because each figure is independently calculated.

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2003, 2002 and 2001

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions— charged to costs and expenses	Deductions— describe(a)	Balance at end of period
Allowance for doubtful accounts receivable:
2003	$1,099,000	$546,000	$(347,000)	$1,298,000
2002	$1,230,000	$766,000	$(897,000)	$1,099,000
2001	$803,000	$1,540,000	$(1,113,000)	$1,230,000

(a)
Write-off of uncollectible accounts receivable, net of recoveries.

QuickLinks

NATIONAL TECHNICAL SYSTEMS, INC. Annual Report (Form 10-K) For Year Ended January 31, 2003 PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATION
Index to Consolidated Financial Statements and Schedule
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Condensed Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves Years ended January 31, 2003, 2002 and 2001