Form 10-Q
period 2003-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2003-06-12
CIK 110536

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------

 (mark one)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended April 30, 2003

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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES |X|   NO

 Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 YES | |   NO  |X|

 The number of shares of common stock, no par value, outstanding as of June 9, 2003 was 8,631,311.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART  I.   FINANCIAL INFORMATION

                                                                        Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
             April 30, 2003 (unaudited) and January 31, 2003               3

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended April 30, 2003 and 2002             4

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended April 30, 2003 and 2002             5

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10


Item 4.  Controls and Procedures                                          16


PART  II.   OTHER INFORMATION & SIGNATURE


Item 6.  Exhibits and Reports on Form 8-K                                 17

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                                                       April 30,       January 31,
                                                                                         2003             2003
                                     ASSETS                                           (unaudited)
                                     ------                                       ---------------------------------
CURRENT ASSETS:
   Cash                                                                              $  2,688,000     $  3,559,000
   Accounts receivable, less allowance for doubtful accounts
     of $1,362,000 at April 30, 2003 and $1,298,000 at January 31, 2003                20,672,000       20,252,000
   Income taxes receivable                                                                      -          110,000
   Inventories                                                                          2,539,000        2,471,000
   Deferred tax assets                                                                  1,302,000        1,469,000
   Prepaid expenses                                                                     1,350,000        1,110,000
                                                                                  ---------------------------------
     Total current assets                                                              28,551,000       28,971,000

Property, plant and equipment, at cost                                                 78,092,000       77,634,000
Less: accumulated depreciation                                                        (50,046,000)     (48,857,000)
                                                                                  ---------------------------------
     Net property, plant and equipment                                                 28,046,000       28,777,000

Goodwill                                                                                  870,000          870,000
Other assets                                                                            2,825,000        2,716,000
                                                                                  ---------------------------------

            TOTAL ASSETS                                                             $ 60,292,000     $ 61,334,000
                                                                                  =================================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                  $  3,337,000     $  4,666,000
   Accrued expenses                                                                     3,225,000        3,585,000
   Income taxes payable                                                                    64,000                -
   Deferred income                                                                        804,000          175,000
   Current installments of long-term debt                                               1,224,000        1,253,000
                                                                                  ---------------------------------
     Total current liabilities                                                          8,654,000        9,679,000

Long-term debt, excluding current installments                                         19,534,000       19,863,000
Deferred income taxes                                                                   4,357,000        4,428,000
Deferred compensation                                                                     813,000          796,000
Minority interest                                                                         154,000          151,000
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 8,629,000 as of April 30, 2003 and  8,610,000  as of January 31, 2003  12,674,000       12,638,000
   Retained earnings                                                                   14,157,000       13,830,000
   Accumulated other comprehensive income                                                 (51,000)         (51,000)
                                                                                  ---------------------------------
     Total shareholders' equity                                                        26,780,000       26,417,000
                                                                                  ---------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 60,292,000     $ 61,334,000
                                                                                  =================================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Three Months Ended April 30, 2003 and 2002

                                                     2003          2002
                                                 ----------------------------

Net revenues                                      $ 26,812,000  $ 19,268,000
Cost of sales                                       21,166,000    14,529,000
                                                 ----------------------------
     Gross profit                                    5,646,000     4,739,000

Selling, general and administrative expense          4,759,000     3,936,000
                                                 ----------------------------
   Operating income                                    887,000       803,000
Other income (expense):
   Interest expense, net                              (307,000)     (321,000)
   Other                                                 1,000        (2,000)
                                                 ----------------------------
Total other expense                                   (306,000)     (323,000)

Income before income taxes and minority interest       581,000       480,000
Income taxes                                           251,000       205,000
                                                 ----------------------------

Income before minority interest                        330,000       275,000
Minority interest                                       (3,000)        5,000
                                                 ----------------------------

Net income                                           $ 327,000     $ 280,000
                                                 ============================

Net income per common share:
  Basic                                                 $ 0.04        $ 0.03
                                                 ============================
  Diluted                                               $ 0.04        $ 0.03
                                                 ============================


Weighted average common shares outstanding           8,616,000     8,667,000
Dilutive effect of stock options                       288,000             -
                                                 ----------------------------
Weighted average common shares outstanding,
  assuming dilution                                  8,904,000     8,667,000
                                                 ============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2003 and 2002

                                                                        2003          2002
                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                 $   327,000  $   280,000

Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
  Depreciation and amortization                                         1,189,000    1,154,000
  Provisions for losses on receivables                                     64,000       70,000
  Undistributed earnings of affiliate                                       3,000       (5,000)
  Deferred income taxes                                                    96,000      187,000
  Changes in assets and liabilities:
    Accounts receivable                                                  (484,000)     964,000
    Inventories                                                           (68,000)     288,000
    Prepaid expenses                                                     (240,000)    (197,000)
    Other assets and intangibles                                          (71,000)    (180,000)
    Accounts payable                                                   (1,329,000)    (433,000)
    Accrued expenses                                                     (360,000)     332,000
    Income taxes payable                                                   64,000            -
    Deferred income                                                       629,000      806,000
    Deferred compensation                                                  17,000       21,000
    Income taxes receivable                                               110,000      (64,000)
                                                                    ---------------------------
Cash provided by (used for) operating activities                          (53,000)   3,223,000
                                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                              (458,000)    (724,000)
  Investment in life insurance                                            (38,000)     (38,000)
                                                                    ---------------------------
Net cash used for investing activities                                   (496,000)    (762,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                  4,000      114,000
  Repayments of current and long-term debt                               (362,000)  (1,230,000)
  Proceeds from stock options exercised                                    36,000            -
  Common stock repurchase                                                       -       (7,000)
                                                                    ---------------------------
Net cash used for financing activities                                   (322,000)  (1,123,000)
                                                                    ---------------------------

Net increase (decrease) in cash                                          (871,000)   1,338,000
Beginning cash balance                                                  3,559,000    3,783,000
                                                                    ---------------------------

ENDING CASH BALANCE                                                   $ 2,688,000  $ 5,121,000
                                                                    ===========================

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
 Notes to the Unaudited Condensed Consolidated Financial Statements

 1.    Basis of Presentation

       In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2003.

       The statements presented as of and for the three months ended April 30, 2003 and 2002 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

4.    Interest and Taxes

      Cash paid for interest and taxes for the three months ended April 30, 2003 was $361,000 and $71,000, respectively. Cash paid for interest and taxes for the three months ended April 30, 2002 was $371,000 and $85,000 respectively.

5.    Minority Interest

      Minority interest in the Company's NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to National Quality Assurance, Ltd. Effective with fiscal 2002, profits and losses are allocated 51% to NTS, and 49% to National Quality Assurance, Ltd.

6.    Stock Repurchase

      On February 6, 2001, the Company's Board of Directors authorized the repurchase of shares in the Company's common stock in open market purchases. As of April 30, 2003, the Company had purchased 145,600 shares at an average price of $2.24 per share. The Company's covenants with its banks permit the use in fiscal 2004 of an additional maximum amount equal to 75% of the Company's net profit for fiscal year 2003.

7.    Earnings per share

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

8.    Intangible Assets

      The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets."

      Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The first step of the transitional goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. In accordance with SFAS No. 142, the Company identified two reporting units in the Engineering and Evaluation segment and one reporting unit in the Technical Staffing segment, which constitute components of its business that include goodwill. The Company completed the goodwill impairment test as of January 31, 2003 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. There have been no indications of any impairments through April 30, 2003.

      As of April 30, 2003 and January 31, 2003, the Company had the following acquired intangible assets:
                                               April 30, 2003                                 January 31, 2003
                                ------------------------------------------     --------------------------------------------
                                  Gross                  Net     Estimated        Gross                   Net     Estimated
                                 Carrying     Accum.   Carrying    Useful        Carrying     Accum.    Carrying   Useful
                                  Amount      Amort.    Amount      Life          Amount      Amort.     Amount     Life
      Intangible assets subject
      to amortization:

      Covenant not to compete      89,000     16,000    73,000    3 years         89,000      9,000      80,000    3 years
                                ==============================                 ================================
      Intangible assets not
      subject to amortization:

      Goodwill                  1,667,000    797,000   870,000                 1,667,000    797,000     870,000
                                ==============================                 ================================

      Amortization expense for Intangible assets subject to amortization was $7,000 and $0 for the three months ended
      April 30, 2003 and 2002 respectively.

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

10.   Stock-Based Compensation

      As of April 30, 2003, the Company had two stock-based employee compensation plans, the Amended and Restated 1994 stock option plan and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                                 April 30, 2003   April 30, 2002
      Net Income                                 --------------   --------------
         As reported                              $    327,000     $    280,000
         Stock compensation expense, net of tax   $    (74,000)    $    (85,000)
                                                 -------------------------------
         Pro forma                                $    253,000     $    195,000

      Basic earnings per common share
         As reported                              $       0.04     $       0.03
         Pro forma                                $       0.03     $       0.02

      Diluted earnings per common share
         As reported                              $       0.04     $       0.03
         Pro forma                                $       0.03     $       0.02

11.   Recently Issued Accounting Standards

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement, among other amendments and corrections, rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion 30," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 the first quarter of fiscal 2004. The impact of its application requires the reclassification of the loss related to early retirement of debt, which occurred in fiscal 2002, into other income (expense).

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146,"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the results of operations or the financial position of the Company.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for the Company as of December 31, 2002. There was no impact on the Company's financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company's disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 were effective for the Company as of April 30, 2003, and management has modified the Company's quarterly disclosures in accordance with the new requirements.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", effective as of the first interim period beginning after June 15, 2003. The impact upon adoption of the standard is not expected to have a material impact on the results of operations or the financial position of the Company.

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

GENERAL
-------

      The Company is a diversified business to business services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, the Company provides its customers a market channel to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to become the gateway for customers to sell their regulated products in world markets.

      The Company operates in two segments: "Engineering & Evaluation" and "Technical Staffing". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U. S., with facilities throughout the country, Japan and Germany serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow clients to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

      The Technical Staffing segment is a national provider of professional and specialty staffing services including contract services, temporary and full time placements, providing specialty staffing services to its customers specifically in the area of information technology, information systems, software engineering and construction needs. Technical Staffing supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, engineering personnel and multiple levels of system operations personnel.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three months ended April 30.

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended April 30,              2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                  $ 14,219     3.4%    $ 13,756
Technical Staffing                          12,593   128.5%       5,512
                                       ------------         ------------
  Total revenues                          $ 26,812    39.2%    $ 19,268
                                       ============         ============

For the three months ended April 30, 2003, consolidated revenues increased by $7,544,000 or 39.2% when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2003, Engineering and Evaluation revenues increased by $463,000 or 3.4% when compared to the same period in fiscal 2003, primarily due to an increase in the Company's defense related testing business at its Camden, Arkansas facility, partially offset by a decrease in business in the computer testing and automotive markets due to a continuing weakness in these markets. Revenues were also adversely impacted by the taking of a portion of the Company's land at the Santa Clarita facility by eminent domain for a new highway (see business environment section).

Technical Staffing:
-------------------
For the three months ended April 30, 2003, Technical Staffing revenues increased by $7,081,000 or 128.5% when compared to the same period in fiscal 2003, due to the acquisition of the staffing and engineering business of TRS Staffing Solutions effective October 14, 2002.

GROSS PROFIT
Three months ended April 30,              2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                   $ 3,692     2.1%     $ 3,615
% to segment revenue                         26.0%                26.3%
Technical Staffing                           1,954    73.8%       1,124
% to segment revenue                         15.5%                20.4%
                                       ------------         ------------
Total                                      $ 5,646    19.1%     $ 4,739
                                       ============         ============
% to total revenue                           21.1%                24.6%

Total gross profit for the three months ended April 30, 2003 increased by $907,000 or 19.1% when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2003, gross profit for the Engineering & Evaluation Group increased by $77,000 or 2.1% when compared to the same period in fiscal 2003, primarily as a result of the revenue increase in the Company's Camden, Arkansas, facility offset by the decrease in revenue from the automotive and computer testing business. Gross profit as a percentage of revenue remained approximately the same at 26.0% when compared to the same period in the prior year.

Technical Staffing:
-------------------
For the three months ended April 30, 2003, gross profit increased by $830,000 or 73.8% in the Technical Staffing Group when compared to the same period in fiscal 2003. This increase was due to the acquisition of the ongoing information technology staffing and engineering business of TRS Staffing Solutions. Gross profit as a percentage of revenue decreased to 15.5 % from 20.4% when compared to the same period in the prior year, primarily due to the competitive pricing pressures in the staffing industry, and a historically lower average gross margin percentage from the newly acquired business.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,              2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                   $ 2,947     0.0%     $ 2,947
% to segment revenue                         20.7%                21.4%
Technical Staffing                           1,812    83.2%         989
% to segment revenue                         14.4%                17.9%
                                       ------------         ------------
Total                                      $ 4,759    20.9%     $ 3,936
                                       ============         ============
% to total revenue                           17.7%                20.4%

Total selling, general and administrative expenses increased 823,000 or 20.9% for the three months ended April 30, 2003 when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2003, selling, general and administrative expenses were unchanged when compared to the same period in fiscal 2003. A slight increase in selling expenses was offset by a decrease in general and administrative expenses.

Technical Staffing:
-------------------
For the three months ended April 30, 2003, selling, general and administrative expenses increased by $823,000 or 83.2% when compared to the same period in fiscal 2003, due to the additional expenses related to the newly acquired staffing and engineering business of TRS Staffing Solutions which has allowed Technical Staffing to expand into new geographic markets with a significantly expanded sales force. Technical Staffing now operates sales and recruiting business centers in ten locations and it has fully integrated the accounting and operating systems.

OPERATING INCOME
Three months ended April 30,              2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                     $ 745    11.5%       $ 668
% to segment revenue                          5.2%                 4.9%
Technical Staffing                             142     5.2%         135
% to segment revenue                          1.1%                 2.4%
                                       ------------         ------------
Total                                        $ 887    10.5%       $ 803
                                       ============         ============
% to total revenue                            3.3%                 4.2%

Operating income for the three months ended April 30, 2003 increased by $84,000 or 10.5% when compared to fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2003, operating income in the Engineering & Evaluation Group increased by $77,000 or 11.5% when compared to the same period in fiscal 2003, as a result of the increase in gross profit.

Technical Staffing:
-------------------
For the three months ended April 30, 2003, operating income in the Technical Staffing Group increased by $7,000 or 5.2% when compared to the same period in fiscal 2003, as a result of the increase in gross profit offset by the increase in selling and general and administrative expenses discussed above.


INTEREST EXPENSE

Net interest expense decreased by $14,000 in the three months ended April 30, 2003 when compared to the same period in fiscal 2003. This decrease was principally due to lower interest rate levels for the three months ended April 30, 2003 offset by higher average debt balances for the three months ended April 30, 2003 when compared to the same period last year.

INCOME TAXES

The income tax provision rate of 43.2% for the three months ended April 30, 2003 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2004. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the three months ended April 30, 2003, compared to the same period in fiscal 2003, was primarily due to the higher gross profit, offset by higher selling and administrative expenses.

BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------

The Company provides product certification, product safety testing and product evaluation to ensure its clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the Department of Defense's main initiatives. The Company anticipates budget increases for operational readiness spending as well as research and development spending.

The Company has realized a significant increase in sales at its military/aerospace facilities since the September 11, 2001 catastrophe. The Company's Camden facility has experienced a major increase in bookings of significant military testing. One major military contract is in excess of $1 million. During the first quarter, based upon these programs, Camden revenues have more than doubled. The Company's Santa Clarita facility, its largest military/aerospace facility, has, however, experienced a decline in sales during this period, following construction of a public highway immediately adjacent to the Santa Clarita facility. A portion of the highway was built on real property taken from the Company by eminent domain. The Company is seeking, through the legal process, appropriate compensation for the taking of the Company's property. In an effort to maintain the economic viability of the facility, several new capabilities have been added which include fuel cell testing, upgraded acoustical testing, clean environment satellite testing and installation of a high pressure air system.

Although the Company expects, based on its current bookings, to have increased military weapons testing activity, especially at its Camden location, growth for the balance of the year will be largely dependent on improved economic conditions.

Technical Staffing:
-------------------

The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to- hire and full time placements to meet its customers' needs. One of the strategies for growth is to extend the offering of the Company's technical staffing services to the Engineering & Evaluations segment's customers to provide them with technical and engineering personnel as part of a complete suite of certification, registration and test services. The goal is to offer a complete solution to the customers' product development needs, which will include consultants and technical experts provided by the Technical Staffing segment.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended April 30, 2003, cash provided by operations decreased by $3,276,000 when compared to the same period in fiscal 2003. This decrease was primarily due to an increase in accounts receivables and inventories and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities in the three-month period ended April 30, 2003 decreased by $266,000 when compared to the same period in fiscal 2003, primarily due to a decrease in cash paid for the purchase of equipment, during the three-month period ended April 30, 2003.

In the three-month period ended April 30, 2003, net cash used by financing activities decreased by $801,000 over the same period in fiscal 2003. Net cash used by financing activities consisted of the repayment of lines of credit and short term and long term debt of $362,000, partially offset by proceeds from stock options exercised of $36,000 and proceeds from lines of credit and term loans of $4,000.

On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2004. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,750,000 on August 1, 2003 and each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at April 30, 2003 was $14,502,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of April 30, 2003.

The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at April 30, 2003 was $2,296,000.

At April 30, 2003, the balance of other notes payable collateralized by land and building was $3,370,000, and the balance of unsecured notes was $590,000.

ITEM 4.  CONTROLS AND PROCEDURES

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

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K

              On May 1, 2003, the Company filed a current report on Form 8-K related to the announcement of its financial results for the year ended January 31, 2003.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NATIONAL TECHNICAL SYSTEMS, INC.



Date:  June 12, 2003                       By:  /s/ Lloyd Blonder
       -------------                            -------------------------------
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

                                                           /s/ Jack Lin
                                                 -------------------------------
                                                              Jack Lin
                                                 Principal Executive Officer and
                                                        Chairman of the Board

                                                                   June 12, 2003

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

                                                     /s/ Lloyd Blonder
                                             -----------------------------------
                                                      Lloyd Blonder
                                             Senior Vice President and Treasurer
                                                (Principal Financial Officer)

                                                                   June 12, 2003
                                       19