Form 10-Q
period 2003-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2003-09-11
CIK 110536

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ---------------------------

 (mark one)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended July 31, 2003

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES |X|   NO  |_|

 Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
 YES |_|   NO  |X|

 The number of shares of common stock, no par value, outstanding as of September 11, 2003 was 8,632,611.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES


Index


PART I. FINANCIAL INFORMATION

                                                                        Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
             July 31, 2003 (unaudited) and January 31, 2003                    3

            Unaudited Condensed Consolidated Statements of Income
            For the Six Months Ended July 31, 2003 and 2002                    4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended July 31, 2003 and 2002                  5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2003 and 2002                    6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                         7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11


Item 4.  Controls and Procedures                                              18


PART II. OTHER INFORMATION & SIGNATURE


Item 4   Submission of Matters to a Vote of Security Holders                  20


Item 6.  Exhibits and Reports on Form 8-K                                     21

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                                                      July 31,       January 31,
                                                                                        2003            2003
                                     ASSETS                                         (unaudited)
                                     ------                                       ---------------------------------
CURRENT ASSETS:
   Cash                                                                                $ 4,687,000     $ 3,559,000
   Accounts receivable, less allowance for doubtful accounts
     of $1,395,000 at July 31, 2003 and $1,298,000 at January 31, 2003                  19,034,000      20,252,000
   Income taxes receivable                                                                 239,000         110,000
   Inventories                                                                           2,049,000       2,471,000
   Deferred tax assets                                                                   1,302,000       1,469,000
   Prepaid expenses                                                                      1,330,000       1,110,000
                                                                                  ---------------------------------
     Total current assets                                                               28,641,000      28,971,000

Property, plant and equipment, at cost                                                  79,254,000      77,634,000
Less: accumulated depreciation                                                         (51,210,000)    (48,857,000)
                                                                                  ---------------------------------
     Net property, plant and equipment                                                  28,044,000      28,777,000

Goodwill                                                                                   870,000         870,000
Other assets                                                                             3,122,000       2,716,000
                                                                                  ---------------------------------

            TOTAL ASSETS                                                              $ 60,677,000    $ 61,334,000
                                                                                  =================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                    $ 3,859,000     $ 4,666,000
   Accrued expenses                                                                      3,371,000       3,585,000
   Deferred income                                                                         758,000         175,000
   Current installments of long-term debt                                                1,214,000       1,253,000
                                                                                  ---------------------------------
     Total current liabilities                                                           9,202,000       9,679,000

Long-term debt, excluding current installments                                          18,670,000      19,863,000
Deferred income taxes                                                                    4,668,000       4,428,000
Deferred compensation                                                                      832,000         796,000
Minority interest                                                                          183,000         151,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 8,632,000 as of July 31, 2003 and  8,610,000  as of January 31, 2003    12,675,000      12,638,000
   Retained earnings                                                                    14,498,000      13,830,000
   Accumulated other comprehensive income                                                  (51,000)        (51,000)
                                                                                  ---------------------------------
     Total shareholders' equity                                                         27,122,000      26,417,000
                                                                                  ---------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 60,677,000    $ 61,334,000
                                                                                  =================================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for Six Months Ended July 31, 2003 and 2002
                                                                 2003          2002
                                                             ----------------------------
Net revenues                                                  $ 54,049,000  $ 37,678,000
Cost of sales                                                   42,125,000    28,418,000
                                                             ----------------------------
     Gross profit                                               11,924,000     9,260,000

Selling, general and administrative expense                     10,024,000     7,681,000
                                                             ----------------------------
   Operating income                                              1,900,000     1,579,000
Other income (expense):
   Interest expense, net                                          (605,000)     (629,000)
   Other                                                             7,000        35,000
                                                             ----------------------------
Total other expense                                               (598,000)     (594,000)

Income before income taxes and minority interest                 1,302,000       985,000
Income taxes                                                       602,000       419,000
                                                             ----------------------------

Income before minority interest                                    700,000       566,000
Minority interest                                                  (32,000)       (5,000)
                                                             ----------------------------

Net income                                                    $    668,000  $    561,000
                                                             ============================

Net income per common share:
  Basic                                                       $       0.08  $       0.06
                                                             ============================
  Diluted                                                     $       0.07  $       0.06
                                                             ============================


Weighted average common shares outstanding                       8,625,000     8,663,000
Dilutive effect of stock options                                   480,000        12,000
                                                             ----------------------------
Weighted average common shares outstanding,
assuming dilution                                                9,105,000     8,675,000
                                                             ============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for Three Months Ended July 31, 2003 and 2002
                                                                 2003          2002
                                                             ----------------------------
Net revenues                                                  $ 27,237,000  $ 18,410,000
Cost of sales                                                   20,959,000    13,889,000
                                                             ----------------------------
     Gross profit                                                6,278,000     4,521,000

Selling, general and administrative expense                      5,265,000     3,745,000
                                                             ----------------------------
   Operating income                                              1,013,000       776,000
Other income (expense):
   Interest expense, net                                          (298,000)     (308,000)
   Other                                                             6,000        37,000
                                                             ----------------------------
Total other expense                                               (292,000)     (271,000)

Income before income taxes and minority interest                   721,000       505,000
Income taxes                                                       351,000       214,000
                                                             ----------------------------

Income before minority interest                                    370,000       291,000
Minority interest                                                  (29,000)      (10,000)
                                                             ----------------------------

Net income                                                    $    341,000  $    281,000
                                                             ============================

Net income per common share:
  Basic                                                       $       0.04  $       0.03
                                                             ============================
  Diluted                                                     $       0.04  $       0.03
                                                             ============================


Weighted average common shares outstanding                       8,635,000     8,659,000
Dilutive effect of stock options                                   600,000        41,000
                                                             ----------------------------
Weighted average common shares outstanding,
   assuming dilution                                             9,235,000     8,700,000
                                                             ============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2003 and 2002
                                                                                 2003        2002
                                                                             ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                         $   668,000 $   561,000

Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
  Depreciation and amortization                                                 2,353,000   2,295,000
  Provisions for losses on receivables                                             97,000      77,000
  Undistributed earnings of affiliate                                              32,000       6,000
  Deferred income taxes                                                           407,000     444,000
  Tax benefit from stock options exercised                                         12,000          -
  Changes in assets and liabilities:
    Accounts receivable                                                         1,121,000   1,479,000
    Inventories                                                                   422,000    (478,000)
    Prepaid expenses                                                             (220,000)   (379,000)
    Other assets and intangibles                                                 (339,000)     23,000
    Accounts payable                                                             (807,000)    109,000
    Accrued expenses                                                             (214,000)   (127,000)
    Deferred income                                                               583,000     382,000
    Deferred compensation                                                          36,000      39,000
    Income taxes receivable                                                      (129,000)   (187,000)
                                                                             ------------------------
Cash provided by continuing operations                                          4,022,000   4,244,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    (1,620,000) (1,320,000)
  Sale of property, plant and equipment                                                 -     544,000
  Investment in life insurance                                                    (67,000)    (38,000)
                                                                             ------------------------
Net cash used for investing activities                                         (1,687,000)   (814,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                         55,000     129,000
  Repayments of current and long-term debt                                     (1,287,000) (2,642,000)
  Proceeds from stock options exercised                                            62,000           -
  Common stock repurchase                                                         (37,000)    (19,000)
                                                                             ------------------------
Net cash used for financing activities                                         (1,207,000) (2,532,000)
                                                                             ------------------------

Net increase in cash                                                            1,128,000     898,000
Beginning cash balance                                                          3,559,000   3,783,000
                                                                             ------------------------

ENDING CASH BALANCE                                                           $ 4,687,000 $ 4,681,000
                                                                             ========================

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

 1.    Basis of Presentation

       In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2003.

       The statements presented as of and for the three and six months ended July 31, 2003 and 2002 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

       The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $351,000 and $602,000 for the three and six months ended July 31, 2003, respectively, and $214,000 and $419,000 for the three and six months ended July 31, 2002, respectively. The Company's income tax expense for the three and six months ended July 31, 2003 include a provision for U.S. taxes applicable to the income of a foreign subsidiary that was liquidated in the current fiscal year and had an estimated provision for taxes greater than the foreign tax credit.

3.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

4.    Interest and Taxes

      Cash paid for interest and taxes for the six months ended July 31, 2003 was $608,000 and $492,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 2002 was $963,000 and $111,000, respectively.

5.    Minority Interest

      Minority interest in the Company's NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to National Quality Assurance, Ltd. Effective with fiscal 2002, profits and losses are allocated 50.1% to NTS, and 49.9% to National Quality Assurance, Ltd.

6.    Stock Repurchase

      On February 6, 2001, the Company's Board of Directors authorized the repurchase of shares in the Company's common stock in open market purchases. As of July 31, 2003, the Company had purchased 153,800 shares at an average price of $2.36 per share. The Company's covenants with its banks permit the use in fiscal 2004 of an additional maximum amount equal to 75% of the Company's net profit for fiscal year 2003.

7.    Earnings per share

      Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

8.    Intangible Assets

      The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

      Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The first step of the transitional goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. In accordance with SFAS No. 142, the Company identified two reporting units in the Engineering and Evaluation segment and one reporting unit in the Technical Staffing segment, which constitute components of its business that include goodwill. The Company completed the goodwill impairment test as of January 31, 2003 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. There have been no indications of any impairments through July 31, 2003.

As of July 31, 2003 and January 31, 2003, the Company had the following acquired intangible assets:
                                               July 31, 2003                                  January 31, 2003
                                ------------------------------------------     --------------------------------------------
                                  Gross                   Net     Estimated        Gross                   Net     Estimated
                                 Carrying     Accum.    Carrying    Useful        Carrying     Accum.    Carrying   Useful
                                  Amount      Amort.     Amount      Life          Amount      Amort.     Amount     Life
Intangible assets
subject to amortization:

Covenant not to compete         $   89,000   $  23,000  $  66,000  3 years      $    89,000   $   9,000   $  80,000  3 years
                                =================================               ===================================
Intangible assets not
subject to amortization:

Goodwill                        $1,667,000   $ 797,000  $ 870,000               $ 1,667,000   $ 797,000   $ 870,000
                                =================================               ===================================

Amortization expense for intangible assets subject to amortization was $14,000 and $0 for the six months ended July 31, 2003 and
2002, respectively.

9.    Long-Lived Assets: Adoption of Statement 144

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company has adopted SFAS No. 144 beginning in the first quarter of fiscal year 2003. The adoption had no impact on the Company's consolidated financial position or results of operations.

10.   Stock-Based Compensation

      As of July 31, 2003, the Company had two stock-based employee compensation plans, the Amended and Restated 1994 stock option plan and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                                      Six Months Ended                Three Months
                                                          July 31,                      July 31,
                                                     2003          2002           2003            2002
                                                     ----          ----           ----            ----
Net Income
   As reported                                     $668,000      $561,000        $341,000       $281,000
   Stock compensation expense, net of tax          (162,000)     (178,000)        (88,000)       (93,000)
   Pro forma                                       $506,000      $383,000        $253,000       $188,000
Basic earnings per common share
   As reported                                        $0.08         $0.06           $0.04          $0.03
   Pro forma                                          $0.06         $0.04           $0.03          $0.02
Diluted earnings per common share
   As reported                                        $0.07         $0.06           $0.04          $0.03
   Pro forma                                          $0.06         $0.04           $0.03          $0.02

11.   Recently Issued Accounting Standards

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement, among other amendments and corrections, rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion 30," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 the first quarter of fiscal 2004. The impact of its application requires the reclassification of the loss related to early retirement of debt, which occurred in fiscal 2002, into other income (expense).

      In June 2002, the FASB issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the results of operations or the financial position of the Company.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for the Company as of December 31, 2002. There was no impact on the Company's financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company's disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 were effective for the Company as of April 30, 2003, and management has modified the Company's quarterly disclosures in accordance with the new requirements.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", effective as of the first interim period beginning after June 15, 2003. The impact upon adoption of the standard is not expected to have a material impact on the results of operations or the financial position of the Company or on related disclosures.

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

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the United States and in Japan and Germany serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow clients to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

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

RESULTS OF OPERATIONS
---------------------
REVENUES
Six months ended July 31,                  2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                  $ 29,877    10.6%    $ 27,017
Technical Staffing                          24,172   126.7%      10,661
                                       ------------         ------------
  Total revenues                          $ 54,049    43.4%    $ 37,678
                                       ============         ============

For the six months ended July 31, 2003, consolidated revenues increased by $16,371,000 or 43.4% when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the six months ended July 31, 2003, Engineering and Evaluation revenues increased by $2,860,000 or 10.6% when compared to the same period in fiscal 2003, primarily due to an increase in the Company's defense related testing business at its Camden, Arkansas facility, an increase in the passive fiber optic testing business at the Fullerton facility and an increase in the Company's ISO registration and certification business, partially offset by a decrease in the computer testing business and the negative effect on revenues caused by the taking of a portion of the Company's land by eminent domain for a new highway at the Company's Santa Clarita facility (see Business Environment).

Technical Staffing:
-------------------
For the six months ended July 31, 2003, revenues in Technical Staffing increased by $13,511,000 or 126.7% when compared to the same period in fiscal 2003, due to the acquisition of the staffing and engineering business of TRS Staffing Solutions which was effective on October 14, 2002.

GROSS PROFIT
Six months ended July 31,                  2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                   $ 8,115    13.9%     $ 7,125
% to segment revenue                         27.2%                26.4%
Technical Staffing                           3,809    78.4%       2,135
% to segment revenue                         15.8%                20.0%
                                       ------------         ------------
Total                                      $11,924    28.8%     $ 9,260
                                       ============         ============
% to total revenue                           22.1%                24.6%

Total gross profit for the six months ended July 31, 2002 increased by $2,664,000 or 28.8% when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the six months ended July 31, 2003, gross profit for the Engineering & Evaluation Group increased by $990,000 or 13.9% when compared to the same period in fiscal 2003, primarily as a result of the revenue increase in the Company's Camden, Arkansas, facility offset by the decrease in the computer testing business and the decrease in revenue at the Santa Clarita facility discussed above. Gross profit as a percentage of revenue increased slightly to 27.2% from 26.4% when compared to the same period in the prior year.

Technical Staffing:
-------------------
For the six months ended July 31, 2003, gross profit increased by $1,674,000 or 78.4% in the Technical Staffing Group when compared to the same period in fiscal 2003. This increase was due to the acquisition of the staffing and engineering business of TRS Staffing Solutions. Gross profit as a percentage of revenue decreased to 15.8 % from 20.0% when compared to the same period in the prior year, primarily due to the competitive pricing pressures in the staffing industry.

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,                  2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                   $ 6,378     9.8%     $ 5,810
% to segment revenue                         21.3%                21.5%
Technical Staffing                           3,646    94.9%       1,871
% to segment revenue                         15.1%                17.5%
                                       ------------         ------------
Total                                      $10,024    30.5%     $ 7,681
                                       ============         ============
% to total revenue                           18.5%                20.4%

Total selling, general and administrative expenses increased $2,343,000 or 30.5% for the six months ended July 31, 2003 when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the six months ended July 31, 2003, selling, general and administrative expenses increased by $568,000 or 9.8% when compared to the same period in fiscal 2003, primarily due to the increase in selling costs related to the restructuring of the sales organization which is designed to aggressively pursue and bring new clients to the Company and the addition of customer service personnel within the facilities to provide superior customer service and customer retention.

Technical Staffing:
-------------------
For the six months ended July 31, 2003, selling, general and administrative expenses increased by $1,775,000 or 94.9% when compared to the same period in fiscal 2003, due to the additional expenses related to the newly acquired staffing and engineering business of TRS Staffing Solutions which has allowed Technical Staffing to expand into new geographic markets with a significantly expanded sales force. The Company is continuously exploring ways to reduce these costs and still remain competitive in the staffing industry.

OPERATING INCOME
Six months ended July 31,                    2003     % Change    2002
(Dollars in thousands)                 ---------------------------------

Engineering & Evaluation                  $  1,737    32.1%    $  1,315
% to segment revenue                          5.8%                 4.9%
Technical Staffing                             163   (38.3%)        264
% to segment revenue                          0.7%                 2.5%
                                       ------------         ------------
Total                                     $  1,900    20.3%    $  1,579
                                       ============         ============
% to total revenue                            3.5%                 4.2%

Operating income for the six months ended July 31, 2003 increased by $321,000 or 20.3% when compared to fiscal 2003.

Engineering & Evaluation:
-------------------------
For the six months ended July 31, 2003, operating income in the Engineering & Evaluation Group increased by $422,000 or 32.1% when compared to the same period in fiscal 2003, as a result of the increase in gross profit, partially offset by a slight increase in selling, general and administrative expenses discussed above.

Technical Staffing:
-------------------
For the six months ended July 31, 2003, operating income in the Technical Staffing Group decreased by $101,000 or 38.3% when compared to the same period in fiscal 2003, as a result of the increase in selling and general and administrative expenses discussed above, partially offset by the increase in gross profit discussed above.

INTEREST EXPENSE

Net interest expense decreased by $24,000 in the six months ended July 31, 2003 when compared to the same period in fiscal 2003. This decrease was principally due to lower interest rate levels for the six months ended July 31, 2003 offset by higher average debt balances during the six months ended July 31, 2003 when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 46.2% for the six months ended July 31, 2003 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes, certain non-deductible expenses and a provision for U.S. taxes applicable to the income of a foreign subsidiary that was liquidated in the current fiscal year and had an estimated provision for taxes greater than the foreign tax credit. This rate is based on the estimated provision for fiscal year ending January 31, 2004. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the six months ended July 31, 2003, compared to the same period in fiscal 2003, was primarily due to the increase in gross profit, partially offset by higher selling and administrative expenses and higher income taxes.

The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

REVENUES
Three months ended July 31,               2003      % Change     2002
                                       ---------------------------------
(Dollars in thousands)

Engineering & Evaluation                  $ 15,658    18.1%     $ 13,261
Technical Staffing                          11,579   124.9%        5,149
                                       ------------         ------------
  Total revenues                          $ 27,237    47.9%     $ 18,410
                                       ============         ============

RESULTS OF OPERATIONS
---------------------

For the three months ended July 31, 2003, consolidated revenues increased by $8,827,000 or 47.9% when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended July 31, 2003, Engineering and Evaluation revenues increased by $2,397,000 or 18.1% when compared to the same period in fiscal 2003, primarily due to an increase in the Company's defense related testing business at its Camden, Arkansas facility, an increase in the passive fiber optic testing business at the Fullerton facility and an increase in the Company's ISO registration and certification business, partially offset by a decrease in the computer testing business and the negative effect on revenues caused by the taking of a portion of the Company's land by eminent domain for a new highway at the Company's Santa Clarita facility (see Business Environment).

Technical Staffing:
-------------------
For the three months ended July 31, 2003, Technical Staffing revenues increased by $6,430,000 or 124.9% when compared to the same period in fiscal 2003, due to the acquisition of the staffing and engineering business of TRS Staffing Solutions effective October 14, 2002.

GROSS PROFIT
Three months ended July 31,               2003     % Change     2002
                                       -------------------------------
(Dollars in thousands)

Engineering & Evaluation                $ 4,423      26.0%      $ 3,510
% to segment revenue                      28.2%                   26.5%
Technical Staffing                        1,855      83.5%        1,011
% to segment revenue                      16.0%                   19.6%
                                       ------------        ------------
Total                                   $ 6,278      38.9%      $ 4,521
                                       ============        ============
% to total revenue                        23.0%                   24.6%

Total gross profit for the three months ended July 31, 2003 increased by $1,757,000 or 38.9% when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended July 31, 2003, gross profit for the Engineering & Evaluation Group increased by $913,000 or 26.0% when compared to the same period in fiscal 2003, primarily as a result of the revenue increase in the Company's Camden, Arkansas, facility offset by the decrease in the computer testing business and the decrease in revenue at the Santa Clarita facility discussed above. Gross profit as a percentage of revenue increased to 28.2% from 26.5% when compared to the same period in the prior year.

Technical Staffing:
-------------------
For the three months ended July 31, 2003, gross profit increased by $844,000 or 83.5% in the Technical Staffing Group when compared to the same period in fiscal 2003. This increase was due to the acquisition of the ongoing information technology staffing and engineering business of TRS Staffing Solutions. Gross profit as a percentage of revenue decreased to 16.0 % from 19.6% when compared to the same period in the prior year, primarily due to the competitive pricing pressures in the staffing industry.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,               2003     % Change     2002
                                       -------------------------------
(Dollars in thousands)

Engineering & Evaluation                $ 3,431      19.8%    $ 2,863
% to segment revenue                      21.9%                 21.6%
Technical Staffing                        1,834     107.9%        882
% to segment revenue                      15.8%                 17.1%
                                       ------------       ------------
Total                                   $ 5,265      40.6%    $ 3,745
                                       ============       ============
% to total revenue                        19.3%                 20.3%

Total selling, general and administrative expenses increased $1,520,000 or 40.6% for the three months ended July 31, 2003 when compared to the same period in fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended July 31, 2003, selling, general and administrative expenses increased by $568,000 or 19.8% when compared to the same period in fiscal 2003, primarily due to the increase in selling costs related to the restructuring of the sales organization which is designed to aggressively pursue and bring new clients to the Company and the addition of customer service personnel within the facilities to provide superior customer service and customer retention.

Technical Staffing:
-------------------
For the three months ended July 31, 2003, selling, general and administrative expenses increased by $952,000 or 107.9% when compared to the same period in fiscal 2003, due to the additional expenses related to the newly acquired staffing and engineering business of TRS Staffing Solutions which has allowed Technical Staffing to expand into new geographic markets with a significantly expanded sales force. The Company is continuously exploring ways to reduce these costs and still remain competitive in the staffing industry.

OPERATING INCOME
Three months ended July 31,               2003     % Change      2002
                                       -------------------------------
(Dollars in thousands)

Engineering & Evaluation                $   992     53.3%       $ 647
% to segment revenue                       6.3%                  4.9%
Technical Staffing                           21   (83.7)%         129
% to segment revenue                       0.2%                  2.5%
                                       ------------       ------------
Total                                   $ 1,013     30.5%       $ 776
                                       ============       ============
% to total revenue                         3.7%                  4.2%

Operating income for the three months ended July 31, 2003 increased by $237,000 or 30.5% when compared to fiscal 2003.

Engineering & Evaluation:
-------------------------
For the three months ended July 31, 2003, operating income in the Engineering & Evaluation Group increased by $345,000 or 53.3% when compared to the same period in fiscal 2003, as a result of the increase in gross profit offset by the increase in selling and general and administrative expenses discussed above.

Technical Staffing:
-------------------
For the three months ended July 31, 2003, operating income in the Technical Staffing Group decreased by $108,000 or (83.7)% when compared to the same period in fiscal 2003, as a result of a larger increase in selling and general and administrative expenses than the increase in gross profit discussed above.


INTEREST EXPENSE

Net interest expense decreased by $10,000 in the three months ended July 31, 2003 when compared to the same period in fiscal 2003. This decrease was principally due to lower interest rate levels for the three months ended July 31, 2003 offset by higher average debt balances for the three months ended July 31, 2003 when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 48.7% for the three months ended July 31, 2003 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes, certain non-deductible expenses and a provision for U.S. taxes applicable to the income of a foreign subsidiary that was liquidated in the current fiscal year and had an estimated provision for taxes greater than the foreign tax credit. This rate is based on the estimated provision for fiscal year ending January 31, 2004. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the three months ended July 31, 2003, compared to the same period in fiscal 2003, was primarily due to the higher gross profit, partially offset by higher selling and administrative expenses and higher income taxes.

BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------
The Company provides product certification, product safety testing and product evaluation to ensure its clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the U.S. government's main initiatives. The Company anticipates budget increases for operational readiness spending as well as research and development spending.

The Company has realized a significant increase in sales at its military/aerospace facilities since the September 11, 2001 catastrophe. The Company's Camden facility has experienced a major increase in bookings of important military weapons testing. During the first quarter, based upon these programs, Camden revenues have more than doubled. The Company's Santa Clarita facility, its largest military/aerospace facility, has, however, experienced a decline in sales during this period, following construction of a public highway immediately adjacent to the Santa Clarita facility. A portion of the highway was built on real property taken from the Company by eminent domain. The Company is seeking, through the appeal process, appropriate compensation for the taking of the Company's property. In an effort to maintain the economic viability of the facility, several new capabilities have been added which include fuel cell testing, upgraded acoustical testing, clean environment satellite testing and installation of a high pressure air system.

Although the Company expects, based on its recent bookings, to have increased military weapons testing activity, especially at its Camden location, growth for the balance of the year will be largely dependent on improved demand in telecommunications equipment for use in central stations and increased demand of consumer electronic products.

Technical Staffing:
-------------------
The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs. One of the strategies for growth is to extend the offering of the Company's technical staffing services to the Engineering & Evaluations segment's customers to provide them with technical and engineering personnel as part of a complete suite of certification, registration and test services. The goal is to offer a complete solution to the customers' product development needs, which will include consultants and technical experts provided by the staffing segment.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 2003, cash provided by operations decreased by $222,000 when compared to the same period in fiscal 2003. This decrease was primarily due to an increase in accounts payable disbursements, an increase in the change in other assets and a decrease in the change in accounts receivable, partially offset by an increase in the change in inventories and deferred income.

Net cash used in investing activities in the six-month period ended July 31, 2003 increased by $873,000 when compared to the same period in fiscal 2003, primarily due to an increase in cash paid for the purchase of equipment, during the six-months period ended July 31, 2003 and the inclusion of proceeds of $544,000 from the sale of property during the six months period ending July 31, 2002.

In the six-month period ended July 31, 2003, net cash used by financing activities decreased by $1,325,000 over the same period in fiscal 2003. Net cash used by financing activities consisted of the repayment of lines of credit and short term and long term debt of $1,287,000 and common stock repurchase of $37,000, partially offset by proceeds from stock options exercised of $62,000 and proceeds from lines of credit and term loans of $55,000.

On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2005. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, is sharing 60% of the line with First Bank, as the participant Bank, sharing 40% of the line. The revolving line of credit will be reduced by $1,750,000 on August 1, 2003 and each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at July 31, 2003 was
$14,002,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of July 31, 2003.

The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at July 31, 2003 was $1,958,000.

At July 31, 2003, the balance of other notes payable collateralized by land and building was $3,334,000, and the balance of unsecured notes was $589,000.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of our management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange
Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Changes in Internal Controls

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of shareholders held on June 27, 2003, five nominees of the Board of Directors were elected directors for three year terms as Class I Directors expiring on the date of the annual meeting in 2006. The votes were as follows:

      ---------------------------------------------------------
                                           For      Withheld
      ---------------------------------------------------------
      Marvin Hoffman                     7,526,810      61,870
      ---------------------------------------------------------
      George Kabouchy                    7,526,810      61,870
      ---------------------------------------------------------
      William McGinnis                   7,526,810      61,870
      ---------------------------------------------------------
      Richard Short                      7,526,790      61,890
      ---------------------------------------------------------
      William Traw                       7,524,777      63,903
      ---------------------------------------------------------


      The shareholders of the Company voted to approve an amendment to the Company's Articles of Incorporation to authorize a class of 2,000,000 shares of preferred stock. The results of the vote of the shareholders were as follows:

      -------------------------------------------------------------------
                                           For       Against   Withheld
      -------------------------------------------------------------------
      Authorize a class of 2,000,000
      shares of preferred stock          5,056,604     768,503     6,596
      -------------------------------------------------------------------

      The shareholders of the Company voted to ratify Ernst & Young LLP as auditors for the year ending January 31, 2004. The results of the vote of the shareholders were as follows:

      -------------------------------------------------------------------
                                           For       Against   Withheld
      -------------------------------------------------------------------
      Ratify Ernst & Young LLP as
      auditors for the year ending
      January 31, 2004                   7,826,736     144,175    54,737
      -------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         10.7 - Amendment number three to revolving credit agreement between the Company and Comerica Bank effective July 21, 2003.

         31.1 - Certification of the Principal Executive Officer pursuant to rule 13a-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 - Certification of the Principal Financial Officer pursuant to rule 13a-14 (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 - Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 - Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

         On June 18, 2003, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended April 30, 2003.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL TECHNICAL SYSTEMS, INC.



Date: September 11, 2003           By:  /s/ Lloyd Blonder
      --------------------              ------------------------
                                        Lloyd Blonder
                                        Senior Vice President
                                        Chief Financial Officer

                                        (Signing on behalf of the
                                        registrant and as principal
                                        financial officer)