Form 10-Q
period 2003-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2003-12-10
CIK 110536

================================================================================

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                             ---------------------------

(mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended October 31, 2003

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

The number of shares of common stock, no par value, outstanding as of December 8, 2003 was 8,652,473.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART I. FINANCIAL INFORMATION
                                                                        Page No.


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            October 31, 2003 (unaudited) and January 31, 2003                 3

            Unaudited Condensed Consolidated Statements of Income
            For the Nine Months Ended October 31, 2003 and 2002               4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended October 31, 2003 and 2002              5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Nine Months Ended October 31, 2003 and 2002               6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                        7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11


Item 4.  Controls and Procedures                                             18


PART II. OTHER INFORMATION & SIGNATURE


Item 6.  Exhibits and Reports on Form 8-K                                    20

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                         October 31,    January 31,
                                                                            2003           2003
                                ASSETS                                   (unaudited)
                                ------                                  -----------------------------
CURRENT ASSETS:
   Cash                                                                  $  4,245,000   $  3,559,000
   Accounts receivable, less allowance for doubtful accounts
     of $1,396,000 at October 31, 2003 and $1,298,000 at January 31, 2003  18,325,000     20,252,000
   Income taxes receivable                                                    247,000        110,000
   Inventories                                                              1,848,000      2,471,000
   Deferred tax assets                                                      1,302,000      1,469,000
   Prepaid expenses                                                         1,519,000      1,110,000
                                                                        -----------------------------
     Total current assets                                                  27,486,000     28,971,000

Property, plant and equipment, at cost                                     80,436,000     77,634,000
Less: accumulated depreciation                                            (52,365,000)   (48,857,000)
                                                                        -----------------------------
     Net property, plant and equipment                                     28,071,000     28,777,000

Goodwill                                                                      870,000        870,000
Other assets                                                                3,072,000      2,716,000
                                                                        -----------------------------
            TOTAL ASSETS                                                 $ 59,499,000   $ 61,334,000
                                                                        =============================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                      $  3,385,000   $  4,666,000
   Accrued expenses                                                         2,746,000      3,585,000
   Deferred income                                                            509,000        175,000
   Current installments of long-term debt                                   1,144,000      1,253,000
                                                                        -----------------------------
     Total current liabilities                                              7,784,000      9,679,000

Long-term debt, excluding current installments                             18,523,000     19,863,000
Deferred income taxes                                                       4,748,000      4,428,000
Deferred compensation                                                         863,000        796,000
Minority interest                                                             180,000        151,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and outstanding, 8,644,000 as of October 31, 2003 and  8,610,000  as of
   January 31, 2003                                                        12,681,000     12,638,000
   Retained earnings                                                       14,771,000     13,830,000
   Accumulated other comprehensive income                                     (51,000)       (51,000)
                                                                        -----------------------------
     Total shareholders' equity                                            27,401,000     26,417,000
                                                                        -----------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 59,499,000   $ 61,334,000
                                                                        =============================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Nine Months Ended October 31, 2003 and 2002

                                                          2003                2002
                                                     ----------------------------------
Net revenues                                          $ 79,640,000        $ 58,858,000
Cost of sales                                           61,916,000          45,078,000
                                                     ----------------------------------
     Gross profit                                       17,724,000          13,780,000

Selling, general and administrative expense             15,111,000          11,705,000
                                                     ----------------------------------
   Operating income                                      2,613,000           2,075,000
Other income (expense):
   Interest expense, net                                  (855,000)           (925,000)
   Other                                                    50,000              50,000
                                                     ----------------------------------
Total other expense                                       (805,000)           (875,000)

Income before income taxes and minority interest         1,808,000           1,200,000
Income taxes                                               838,000             521,000
                                                     ----------------------------------

Income before minority interest                            970,000             679,000
Minority interest                                          (29,000)             16,000
                                                     ----------------------------------

Net income                                            $    941,000        $    695,000
                                                     ==================================

Net income per common share:
  Basic                                               $       0.11        $       0.08
                                                     ==================================
  Diluted                                             $       0.10        $       0.08
                                                     ==================================


Weighted average common shares outstanding               8,629,000           8,661,000
Dilutive effect of stock options                           531,000              21,000
                                                     ----------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,160,000           8,682,000
                                                     ==================================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for Three Months Ended October 31, 2003 and 2002

                                                      2003                2002
                                                     ----------------------------------
Net revenues                                          $ 25,591,000        $ 21,180,000
Cost of sales                                           19,791,000          16,660,000
                                                     ----------------------------------
     Gross profit                                        5,800,000           4,520,000

Selling, general and administrative expense              5,087,000           4,024,000
                                                     ----------------------------------
   Operating income                                        713,000             496,000
Other income (expense):
   Interest expense, net                                  (250,000)           (296,000)
   Other                                                    43,000              15,000
                                                     ----------------------------------
Total other expense                                       (207,000)           (281,000)

Income before income taxes and minority interest           506,000             215,000
Income taxes                                               236,000             102,000
                                                     ----------------------------------

Income before minority interest                            270,000             113,000
Minority interest                                            3,000              21,000
                                                     ----------------------------------

Net income                                            $    273,000        $    134,000
                                                     ==================================

Net income per common share:
  Basic                                               $       0.03        $       0.02
                                                     ==================================
  Diluted                                             $       0.03        $       0.02
                                                     ==================================

Weighted average common shares outstanding               8,637,000           8,657,000
Dilutive effect of stock options                           588,000              51,000
                                                     ----------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,225,000           8,708,000
                                                     ==================================
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2003 and 2002

                                                                      2003             2002
                                                                ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                                $   941,000      $   695,000

Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
  Depreciation and amortization                                        3,530,000        3,438,000
  Provisions for losses on receivables                                    97,000          122,000
  Undistributed earnings of affiliate                                     29,000          (16,000)
  Deferred income taxes                                                  487,000          591,000
  Tax benefit from stock options exercised                                23,000                -
  Changes in assets and liabilities:
    Accounts receivable                                                1,830,000       (1,334,000)
    Inventories                                                          623,000         (524,000)
    Prepaid expenses                                                    (409,000)        (510,000)
    Other assets and intangibles                                        (260,000)        (110,000)
    Accounts payable                                                  (1,281,000)         404,000
    Accrued expenses                                                    (839,000)         641,000
    Deferred income                                                      334,000          (61,000)
    Deferred compensation                                                 67,000           73,000
    Income taxes receivable                                             (137,000)        (219,000)
                                                                ----------------------------------
Cash provided by continuing operations                                 5,035,000        3,190,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                           (2,802,000)      (2,596,000)
  Sale of property, plant and equipment                                        -          544,000
  Investment in life insurance                                          (118,000)        (122,000)
  Cash paid for acquisition                                                    -       (1,500,000)
                                                                ----------------------------------
Net cash used for investing activities                                (2,920,000)      (3,674,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                               294,000        2,729,000
  Repayments of current and long-term debt                            (1,743,000)      (3,280,000)
  Proceeds from stock options exercised                                  125,000                -
  Common stock repurchase                                               (105,000)         (19,000)
                                                                ----------------------------------
Net cash used for financing activities                                (1,429,000)        (570,000)
                                                                ----------------------------------

Net increase in cash                                                     686,000       (1,054,000)
Beginning cash balance                                                 3,559,000        3,783,000
                                                                ----------------------------------


ENDING CASH BALANCE                                                  $ 4,245,000      $ 2,729,000
                                                                ==================================
See accompanying notes

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

      The statements presented as of and for the three and nine months ended October 31, 2003 and 2002 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $236,000 and $838,000 for the three and nine months ended October 31, 2003, respectively, and $102,000 and $521,000 for the three and nine months ended October 31, 2002, respectively. The Company's income tax expense for the three and nine months ended October 31, 2003 include a provision for U.S. taxes applicable to the income of a foreign subsidiary that was liquidated in the current fiscal year and had an estimated provision for taxes greater than the foreign tax credit.

3.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

4.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2003 was $872,000 and $523,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2002 was $933,000 and $111,000, respectively.

5.    Minority Interest

      Minority interest in the Company's NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to National Quality Assurance, Ltd. Effective with fiscal 2002, profits and losses are allocated 50.1% to NTS, and 49.9% to National Quality Assurance, Ltd.

6.    Stock Repurchase

      On February 6, 2001, the Company's Board of Directors authorized the repurchase of shares in the Company's common stock in open market purchases. As of October 31, 2003, the Company had purchased 169,750 shares at an average price of $2.54 per share. The Company has recently elected to discontinue the repurchase of shares.

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

      Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The first step of the transitional goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. In accordance with SFAS No. 142, the Company identified two reporting units in the Engineering and Evaluation segment and one reporting unit in the Technical Solutions segment (formerly Technical Staffing), which constitute components of its business that include goodwill. The Company completed the goodwill impairment test as of January 31, 2003 and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated. There have been no indications of any impairments through October 31, 2003.

As of October 31, 2003 and January 31, 2003, the Company had the following acquired intangible assets subject to amortization:

                                        October 31, 2003                                       January 31, 2003
                           ---------------------------------------------------      ------------------------------------------------
                               Gross                       Net       Estimated        Gross                       Net      Estimated
                              Carrying      Accum.       Carrying     Useful         Carrying      Accum.       Carrying     Useful
                               Amount       Amort.        Amount       Life           Amount       Amort.        Amount       Life
Intangible assets subject
to amortization:

Covenant not to compete       $ 89,000      $ 31,000     $ 58,000     3 years        $ 89,000       $ 9,000     $ 80,000     3 years
                           ======================================                   ====================================

Amortization expense for intangible assets subject to amortization was $22,000 and $2,000 for the nine months ended October 31, 2003 and 2002, respectively.


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

10.   Stock-Based Compensation

      As  of  October  31,  2003,  the  Company  had  two  stock-based  employee compensation plans, the Amended and Restated 1994 stock option plan and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                                       Nine Months Ended                        Three Months
                                                           October 31,                           October 31,
                                                    2003                2002               2003               2002
Net Income
   As reported                                   $941,000           $695,000           $273,000           $134,000
   Stock compensation expense, net of tax        (288,000)          (259,000)          (125,000)           (78,000)
                                            -----------------------------------------------------------------------
   Pro forma                                     $653,000           $436,000           $148,000            $56,000

Basic earnings per common share
   As reported                                      $0.11              $0.08              $0.03              $0.02
   Pro forma                                        $0.08              $0.05              $0.02              $0.01

Diluted earnings per common share
   As reported                                      $0.10              $0.08              $0.03              $0.02
   Pro forma                                        $0.07              $0.05              $0.02              $0.01

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

   GENERAL
   -------

      The Company is a diversified business to business services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, solutions and certification services, the Company provides its customers the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to become the gateway for customers to sell their regulated products in world markets.

      The Company operates in two segments: "Engineering & Evaluation" and "Technical Solutions" (formerly Technical Staffing). The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team.

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

      The Technical Solutions segment is a national provider of professional and specialty staffing services including contract services, temporary and full time placements, providing specialty solutions services to its customers specifically in the area of information technology, information systems, software engineering and construction needs. Technical Solutions supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, engineering personnel and multiple levels of system operations personnel.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the nine months ended October 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Nine months ended October 31,           2003    % Change     2002
                                    -------------------------------
(Dollars in thousands)

Engineering & Evaluation              $ 44,073    6.8%    $ 41,274
Technical Solutions                     35,567  102.3%      17,584
                                    -----------          ----------
  Total revenues                      $ 79,640   35.3%    $ 58,858
                                    ===========          ==========


For the nine months ended October 31, 2003, consolidated revenues increased by $20,782,000 or 35.3% when compared to the same period in the prior year.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2003, Engineering and Evaluation revenues increased by $2,799,000 or 6.8% when compared to the same period in the prior year, primarily due to an increase in military spending by the Department of Defense, an increasing trend in the use of passive fiber optics on switches in central offices of the major communication companies and an increase in the Company's ISO registration and certification business, partially offset by a decrease in the computer testing business and the negative effect on revenues caused by the taking of a portion of the Company's land by eminent domain for a new highway at the Company's Santa Clarita facility (see Business Environment).

Technical Solutions:
--------------------
For the nine months ended October 31, 2003, revenues in Technical Solutions increased by $17,983,000 or 102.3% when compared to the same period in the prior year, due to the acquisition of the staffing and engineering business of TRS Staffing Solutions which was effective on October 14, 2002.

GROSS PROFIT
Nine months ended October 31,             2003    % Change     2002
                                    --------------------------------
(Dollars in thousands)

Engineering & Evaluation              $ 12,160   15.9%    $ 10,490
% to segment revenue                     27.6%               25.4%
Technical Solutions                      5,564   69.1%       3,290
% to segment revenue                     15.6%               18.7%
                                    -----------          ----------
Total                                 $ 17,724   28.6%    $ 13,780
                                    ===========          ==========
% to total revenue                       22.3%               23.4%


Total gross profit for the nine months ended October 31, 2003 increased by $3,944,000 or 28.6% when compared to the same period in the prior year.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2003, gross profit for the Engineering & Evaluation Group increased by $1,670,000 or 15.9% when compared to the same period in the prior year, primarily as a result of the revenue increase in military spending, offset by the decrease in the computer testing business and the decrease in revenue at the Santa Clarita facility discussed above. Gross profit as a percentage of revenue increased to 27.6% from 25.4% when compared to the same period in the prior year.

Technical Solutions:
--------------------
For the nine months ended October 31, 2003, gross profit increased by $2,274,000 or 69.1% in the Technical Solutions Group when compared to the same period in the prior year. This increase was due to the acquisition of the staffing and engineering business of TRS Staffing Solutions. Gross profit as a percentage of revenue decreased to 15.6 % from 18.7% when compared to the same period in the prior year, primarily due to the competitive pricing pressures in the staffing industry.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,             2003    % Change     2002
                                    -------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 9,726   11.0%     $ 8,760
% to segment revenue                     22.1%               21.2%
Technical Solutions                      5,385   82.9%       2,945
% to segment revenue                     15.1%               16.7%
                                    -----------          ----------
Total                                 $ 15,111   29.1%    $ 11,705
                                    ===========          ==========
% to total revenue                       19.0%               19.9%


Total selling, general and administrative expenses increased $3,406,000 or 29.1% for the nine months ended October 31, 2003 when compared to the same period in the prior year.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2003, selling, general and administrative expenses increased by $966,000 or 11.0% when compared to the same period in the prior year, primarily due to the increase in selling costs related to the restructuring of the sales organization which is designed to more effectively bring new customers to the Company and the addition of customer service personnel within the facilities to provide enhanced customer service and customer retention.

Technical Solutions:
--------------------
For the nine months ended October 31, 2003, selling, general and administrative expenses increased by $2,440,000 or 82.9% when compared to the same period in the prior year, due to the additional expenses related to the newly acquired staffing and engineering business of TRS Staffing Solutions which has allowed Technical Solutions to expand into new geographic markets with a significantly expanded sales force. The Company has recently restructured its sales and operations units in an effort to streamline the business to reduce selling and administrative costs and improve performance.

OPERATING INCOME
Nine months ended October 31,             2003    % Change     2002
                                    -------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 2,434    40.7%    $ 1,730
% to segment revenue                      5.5%                4.2%
Technical Solutions                        179  (48.1)%        345
% to segment revenue                      0.5%                2.0%
                                    -----------          ----------
Total                                  $ 2,613    25.9%    $ 2,075
                                    ===========          ==========
% to total revenue                        3.3%                3.5%


Operating income for the nine months ended October 31, 2003 increased by $538,000 or 25.9% when compared to the prior year.

Engineering & Evaluation:
-------------------------
For the nine months ended October 31, 2003, operating income in the Engineering & Evaluation Group increased by $704,000 or 40.7% when compared to the same period in the prior year, as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses discussed above.

Technical Solutions:
--------------------
For the nine months ended October 31, 2003, operating income in the Technical Solutions Group decreased by $166,000 or (48.1)% when compared to the same period in the prior year, as a result of the lower gross margins, the increase in selling and general and administrative expenses discussed above, partially offset by the increase in gross profit discussed above.

INTEREST EXPENSE

Net interest expense decreased by $70,000 in the nine months ended October 31, 2003 when compared to the same period in the prior year. This decrease was principally due to lower interest rate levels for the nine months ended October 31, 2003 offset by slightly higher average debt balances during the nine months ended October 31, 2003 when compared to the same period last year.


INCOME TAXES

The income tax provisional rate of 46.3% for the nine months ended October 31, 2003 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes, certain non-deductible expenses and a provision for U.S. taxes applicable to the income of a foreign subsidiary that was liquidated in the current fiscal year and had an estimated provision for taxes greater than the foreign tax credit. This rate is based on the estimated provision for fiscal year ending January 31, 2004. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the nine months ended October 31, 2003, compared to the same period in the prior year, was primarily due to the increase in gross profit, partially offset by higher selling and administrative expenses and higher income taxes.


The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended October 31,          2003    % Change      2002
                                    --------------------------------
(Dollars in thousands)

Engineering & Evaluation              $ 14,196  (0.4)%     $ 14,257
Technical Solutions                     11,395   64.6%        6,923
                                    -----------          -----------
  Total revenues                      $ 25,591   20.8%     $ 21,180
                                    ===========          ===========

For the three months ended October 31, 2003, consolidated revenues increased by $4,411,000 or 20.8% when compared to the same period in the prior year.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2003, Engineering and Evaluation revenues decreased by $61,000 or (0.4)% when compared to the same period in the prior year, primarily due to a decrease in telecom and computer testing businesses, partially offset by an increase in the Company's defense related testing business.

Technical Solutions:
--------------------
For the three months ended October 31, 2003, Technical Solutions revenues increased by $4,472,000 or 64.6% when compared to the same period in the prior year, due to the acquisition of the staffing and engineering business of TRS Staffing Solutions effective October 14, 2002.

GROSS PROFIT
Three months ended October 31,          2003    % Change      2002
                                    --------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 4,045   20.2%    $ 3,365
% to segment revenue                     28.5%              23.6%
Technical Solutions                      1,755   51.9%      1,155
% to segment revenue                     15.4%              16.7%
                                    -----------          ---------
Total                                  $ 5,800   28.3%    $ 4,520
                                    ===========          =========
% to total revenue                       22.7%              21.3%

Total gross profit for the three months ended October 31, 2003 increased by $1,280,000 or 28.3% when compared to the same period in the prior year.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2003, gross profit for the Engineering & Evaluation Group increased by $680,000 or 20.2% when compared to the same period in the prior year, primarily as a result of the revenue increase in military spending and improvements in margins. Gross profit as a percentage of revenue increased to 28.5% from 23.6% when compared to the same period in the prior year.

Technical Solutions:
--------------------
For the three months ended October 31, 2003, gross profit increased by $600,000 or 51.9% in the Technical Solutions Group when compared to the same period in the prior year. This increase was due to the acquisition of the ongoing information technology staffing and engineering business of TRS Staffing Solutions. Gross profit as a percentage of revenue decreased to 15.4 % from 16.7% when compared to the same period in the prior year, primarily due to the competitive pricing pressures in the staffing industry.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,          2003    % Change      2002
                                    --------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 3,348   13.5%    $ 2,950
% to segment revenue                     23.6%              20.7%
Technical Solutions                      1,739   61.9%      1,074
% to segment revenue                     15.3%              15.5%
                                    -----------          ---------
Total                                  $ 5,087   26.4%    $ 4,024
                                    ===========          =========
% to total revenue                       19.9%              19.0%


Total selling, general and administrative expenses increased $1,063,000 or 26.4% for the three months ended October 31, 2003 when compared to the same period in the prior year.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2003, selling, general and administrative expenses increased by $398,000 or 13.5% when compared to the same period in the prior year, primarily due to the increase in selling costs related to the restructuring of the sales organization which is designed to more effectively bring new customers to the Company and the addition of customer service personnel within the facilities to provide enhanced customer service and customer retention.

Technical Solutions:
--------------------
For the three months ended October 31, 2003, selling, general and administrative expenses increased by $665,000 or 61.9% when compared to the same period in the prior year, due to the additional expenses related to the newly acquired staffing and engineering business of TRS Staffing Solutions which has allowed Technical Solutions to expand into new geographic markets with a significantly expanded sales force. The Company has recently restructured its sales and operations units in an effort to streamline the business to reduce selling and administrative costs and improve performance.

OPERATING INCOME
Three months ended October 31,          2003    % Change      2002
                                    --------------------------------
(Dollars in thousands)

Engineering & Evaluation                 $ 697   68.0%    $ 415
% to segment revenue                      4.9%             2.9%
Technical Solutions                         16  (80.2)%      81
% to segment revenue                      0.1%             1.2%
                                    -----------          -------
Total                                    $ 713   43.8%    $ 496
                                    ===========          =======
% to total revenue                        2.8%             2.3%


Operating income for the three months ended October 31, 2003 increased by $217,000 or 43.8% when compared to the prior year.

Engineering & Evaluation:
-------------------------
For the three months ended October 31, 2003, operating income in the Engineering & Evaluation Group increased by $282,000 or 68.0% when compared to the same period in the prior year, as a result of the increase in gross profit, partially offset by the increase in selling and general and administrative expenses discussed above.


Technical Solutions:
--------------------
For the three months ended October 31, 2003, operating income in the Technical Solutions Group decreased by $65,000 or (80.2)% when compared to the same period in the prior year, as a result of a larger increase in selling and general and administrative expenses than the increase in gross profit discussed above.


INTEREST EXPENSE

Net interest expense decreased by $46,000 in the three months ended October 31, 2003 when compared to the same period in the prior year. This decrease was principally due to lower interest rate levels for the three months ended October 31, 2003 offset by slightly higher average debt balances for the three months ended October 31, 2003 when compared to the same period last year.


INCOME TAXES

The income tax provisional rate of 46.6% for the three months ended October 31, 2003 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes, certain non-deductible expenses and a provision for U.S. taxes applicable to the income of a foreign subsidiary that was liquidated in the current fiscal year and had an estimated provision for taxes greater than the foreign tax credit. This rate is based on the estimated provision for fiscal year ending January 31, 2004. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the three months ended October 31, 2003, compared to the same period in the prior year, was primarily due to the higher gross profit, partially offset by higher selling and administrative expenses and higher income taxes.


BUSINESS ENVIRONMENT

Engineering & Evaluation:
-------------------------
The Company provides product certification, product safety testing and product evaluation to ensure its customers' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the U.S. government's main initiatives. The Company anticipates Federal budget increases for operational readiness spending as well as research and development spending.

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

Technical Solutions:
--------------------
The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs. One of the strategies for growth is to extend the offering of the Company's technical solutions services to the Engineering & Evaluations segment's customers to provide them with technical and engineering personnel as part of a complete suite of certification, registration and test services. The goal is to offer a complete solution to the customers' product development needs, which will include consultants and technical experts provided by the Technical Solutions segment.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month ended October 31, 2003, cash provided by operations increased by $1,845,000 when compared to the same period in the prior year. This increase was primarily due to an increase in accounts receivable collections and an increase in the change in inventories and deferred income, partially offset by an increase in accounts payable disbursements and an increase in the change in accrued expenses.

Net cash used in investing activities in the nine month period ended October 31, 2003 decreased by $754,000 when compared to the same period in the prior year, primarily due to no payments for acquisitions during the nine month period ended October 31, 2003 compared to $1,500,000 paid during the nine month period ended October 31, 2002, partially offset by the inclusion of proceeds of $544,000 from the sale of property during the nine month period ending October 31, 2002.

In the nine month period ended October 31, 2003, net cash used by financing activities increased by $859,000 over the same period in the prior year. Net cash used by financing activities consisted of the repayment of lines of credit and short term and long term debt of $1,743,000 and common stock repurchase of $105,000, partially offset by proceeds from stock options exercised of $125,000 and proceeds from lines of credit and term loans of $294,000.

On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2005. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, retained 60% of the line with First Bank, as the participant Bank, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at October 31, 2003 was $14,002,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit is $4,248,000 as of October 31, 2003. The Company was in full compliance with all of the covenants with its banks as of October 31, 2003.

The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2003 was $1,690,000.

At October 31, 2003, the balance of other notes payable collateralized by land and building was $3,292,000, and the balance of unsecured notes was $683,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         31.1 - Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 - Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 - Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 - Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K

         None.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL TECHNICAL SYSTEMS, INC.



Date:  December 10, 2003           By:  /s/ Lloyd Blonder
       -----------------                ----------------------
                                        Lloyd Blonder
                                        Senior Vice President
                                        Chief Financial Officer

                                        (Signing on behalf of the
                                        registrant and as principal
                                        financial officer)