Form 10-K
period 2004-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2004-04-28
CIK 110536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2004
Commission file number 0-16438

NATIONAL TECHNICAL SYSTEMS, INC.
(Exact name of company as specified in its charter)

CALIFORNIA	95-4134955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24007 Ventura Boulevard, Suite 200 Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 591-0776
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:
None

Securities registered pursuant to Section 12(g) of the act:
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

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter—$24,224,000 (as of July 31, 2003).

        The number of shares of registrant's Common Stock outstanding on April 15, 2004 was 8,878,512.

        Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on June 28, 2004, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.

Annual Report (Form 10-K)

For Year Ended January 31, 2004

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

ITEM 1. BUSINESS.

        A.    General.

        NTS is a diversified services company that supplies technical services and solutions to a variety of industries including aerospace, defense, transportation, electronics, power, computers and telecommunications. NTS, utilizing its various testing facilities, staffing solutions and certification services, helps its customers sell their products in world markets. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

        NTS operates in two segments: "Engineering and Evaluation" and "Technical Solutions". The business of the Company is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Company's corporate headquarters maintains overall supervision, coordination and financial control.

        The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, CA 91302 (telephone: 818-591-0776).

        B.    History.

        The Company was founded in 1961, incorporated in 1968 in California and subsequently was reincorporated in Delaware in 1987 to serve as a holding company for its subsidiaries. On January 31, 1997, the Company was merged into a newly formed California corporation named National Technical Systems, Inc. On October 30, 1998, the company completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, "XXCAL"). The merger was treated as a pooling of interests. In fiscal 2003, the Company acquired the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions, a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation. In fiscal 2004, the Company acquired substantially all of the assets and business of DTI Holdings, LLC, doing business as Dynamic Testing ("DTI"). DTI provides its customers with large-scale shock and vibration testing services that are used to qualify mission critical equipment such as navigation, communication and guidance weapons installed on U.S. Navy combatants. (See Note 2 to Consolidated Financial Statements in Item 8).

        Unless indicated otherwise, the term "Company" or "NTS" includes NTS—Technical Systems and its wholly owned subsidiaries, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, XXCAL, Inc., a California corporation, National Quality Assurance, Inc. (NQA, Inc.), a 50% owned Massachusetts corporation, NTS Europe, GmbH, a German Corporation.

        C.    Financial Information About Industry Segments.

        See Note 10 to Consolidated Financial Statements in Item 8.

        D.    Description of Business.

                (i)    Engineering & Evaluation ("E&E segment")

        The E&E segment of NTS is one of the largest independent conformity assessment and management system registration organizations in the U. S., with facilities throughout the country and at locations in Japan and Germany and provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products in world markets. In addition, the E&E segment performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

        The E&E segment serves a large variety of high technology industries, including aerospace, defense, transportation, power, electronics, computers and telecommunications. In these industries, the ability to offer the certification activities and provide test data that is accepted in world markets is critical for manufactured products acceptance. The physical test activity related to the certification process entails specialized abilities and equipment including a full spectrum of EMI chambers and data acquisition systems, a full spectrum of environmental simulation equipment, seismic simulators, environmental chambers, fire chambers and mixed gas flow chambers. This equipment is owned by NTS and located at NTS facilities.

        The E&E segment services also include the development of effective product screening procedures, design and fabrication of test fixtures, failure analysis and design modification support and is also a leading independent provider of fluid component and systems testing. This segment designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. The E&E segment is capable of performing structural testing and analysis, and, in particular, structural loading of large objects such as complete airframes. It also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid components and also offers customers a way to minimize their personnel, testing time and costs by utilizing the Company's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. This segment also evaluates products in the transportation industry such as heaters, coolers, fuel cell systems and components. The E&E segment provides a "one stop" resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

        The E&E segment has approximately 5,000 customers, of which approximately 2,500 use the Company on an annual basis or more frequently.

        The telecommunications industry's need for product assessment and certification has led the E&E segment to continue to remain actively involved in the certification and evaluation of a broad array of telecommunications equipment and systems for major manufacturers of such equipment and systems. The E&E segment's services are performed in accordance with the Network Equipment Building Systems specifications (NEBS) and fiber optics General Requirements (GRs) as required by the telecommunications industry. NTS is also an independent test laboratory certified by Verizon, which allows manufacturers to use NTS as a market channel for products tested at Original Equipment Manufacturers' ("OEM") facilities that are being developed for use in the regional Bell operating companies' central office. Currently, NTS is approved by Verizon for certifying passive fiber optics components (PFOC) to nine General Requirements.

        The E&E segment also provides international registration of companies requiring quality and environmental management system registration. With the increasing globalization of industry and trade, the international community has developed, and continually updates, management systems standards to insure that products manufactured conform to acceptable standards when sold anywhere in the world. These standards, developed by the International Standards Organization (ISO), and applicable to different industries, such as aerospace, transportation and environmental, are used to provide compliance by manufacturers certified by third party registrants. Third party registrants are accredited by industry regulated accreditation bodies. The E&E segment is certified to provide third party registrations to a variety of industries. To accomplish certification, The E&E segment audits a company's quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the customer's quality system is verified to conform to the requirements of the applicable ISO standard, NQA, USA issues a certificate describing the scope of the customer's quality system, which has been certified. The customer is then entitled to display the Registrar's mark on advertising and stationery as evidence that it has achieved ISO registration. Thereafter, the E&E segment performs periodic follow-up surveillance assessments to assure that the customer remains in compliance.

        The E&E segment provides services to its customers on fixed price, time and material and cost-reimbursement bases. The segment markets these services through a sales force located throughout the United States and in Japan and Germany and performs these services at its facilities in North America, and Japan, located in Acton and Boxborough, Massachusetts, Los Angeles, Fullerton, Culver City and Santa Clarita, California, Camden, Arkansas, Detroit, Michigan, Tinton Falls, New Jersey, Plano, Texas, Tempe, Arizona and Yokohama, Japan. The E&E segment also provides its Engineering and Evaluation services through formal partnerships with Siemens in Munich Germany, which is focused in the telecommunications market, and with TUV Rheinland, which is engaged in product safety testing, and with Phase Seven Laboratories in Santa Rosa, California, which is engaged in interoperability testing of legacy and next generation telecommunications equipment.

Industry Overview

        Manufacturers often fulfill their evaluation testing on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers are using third party certifiers to position their products for sale in world markets. NTS is currently geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the complete conformity assessment activity necessary to reduce product-handling costs and serve as a market channel for manufacturers to sell products globally.

Business Strategy

        To meet its customers' needs, the E&E segment continuously upgrades its facilities, equipment, accreditations, partnerships and personnel in line with market requirements. In addition, the E&E segment's continuing expansion into new areas of technology will require it to invest in equipment needed to adequately service customers' needs. Through close consultation with NTS's existing and prospective customers to ascertain their needs for the future, the E&E segment is able to better determine its equipment needs. In fiscal 2004, the Company made specific investments to enhance its fiber optical test laboratory in Fullerton, California and expand the munitions and ordinance service offering in Camden,

Arkansas by adding additional firing ranges. The E&E segment is also using technology as a platform for its customers to access the Company in a timely and effective manner. The NTS website now allows customers to request pricing electronically as well as providing continuous feedback on their experience with NTS. Customers can also perform virtual witnessing of their tests through the NTS website. In fiscal 2003, NTS was selected by the "Zigbee Alliance" as one of only two compliance test centers with exclusive rights to test wireless products manufactured by Zigbee members.

        The E&E segment continues to use the Balanced Scorecard System as a tool to assist management in achieving its strategy: "Navigate a Short Course to Global Markets". The basic concept of the Balanced Scorecard is to align the four key perspectives of the business with the strategic objectives and organizational goals. The four Balanced Scorecard perspectives are identified as follows: "The Financial Perspective, The Customer Perspective, The Business Processes Perspective and The Learning and Growth Perspective". Continued success depends on coordination and discipline, utilizing the Balanced Scorecard as the framework for measurement and management. NTS is using this system to maximize efficiency in all aspects of its business.

        The E&E segment is presently accredited to perform numerous nationally and internationally recognized tests and evaluations. The Company offers its customers these unique accreditations so that their product can be accepted by the international community, both for foreign companies selling in the U.S. and U.S. companies selling abroad. The Company intends to apply for and believes it will receive additional accreditations for electronic and telecommunications products, particularly in the emerging wireless technology industry.

                (ii)   Technical Solutions

        The Technical Solutions segment is a national provider of professional and specialty staffing services. Key elements of its business strategy include providing specialty staffing services to its customers specifically in the area of information technology, information systems, software engineering and construction needs. Technical Solutions provides its customers with a complete suite of services and a variety of workforce management solutions. This segment's objective is to build long-term relationships with companies and employees to minimize recruiting and sales costs.

        The placement of highly skilled professionals requires an operational and technical knowledge to effectively recruit and screen personnel, match them to customer needs, and develop and manage the ongoing relationships. Contract professionals are placed on assignment at a customer site to perform specific tasks and projects for a predetermined period of time. A consultant (may consist of a contract employee or a subcontractor) can also be provided to customers on a customized contract basis for a specific period of time. At the completion of an assignment, customers may directly hire the contractor on previously negotiated terms. Technical Solutions also supports its customers on a direct hire basis. It researches and qualifies candidates presenting only the best available candidates to become additions to their staff. Technical Solutions also provides managed services and vendor-on-premises services to key customers.

Significant Events

        The acquisition on October 14, 2002 of the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions, a wholly owned subsidiary of Fluor Corporation (see note 2 to Consolidated Financial Statements in Item 8), has provided expansion into new geographic markets. Technical Solutions has fully integrated its accounting and operating systems and has a significantly expanded sales force to support increased market penetration. Technical Solutions operates sales and recruiting business centers at nine locations.

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

        The increase in the use of sophisticated information technologies has occurred at the same time that economic factors have led to reductions in corporate workforces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems without enlarging their corporate staffs, businesses are using technical staffing companies to supplement their operations. Utilizing outside technical staffing consultants allows a company's management to focus on core business operations, affords greater staffing flexibility and increases a company's ability to adapt to and keep pace with rapidly changing and increasingly complex technologies. It also provides access to specialized technical skills on a project-by-project basis which better matches staffing levels to current needs, converts fixed labor costs into variable costs, and reduces the cost of recruiting, and training and terminating employees as evolving technologies require new programming skills sets.

        Demand for skilled IT personnel dropped in 2001 and is expected to remain weak throughout 2004. To offset this market decline in the IT sector, NTS has started to migrate its service offering to include supplying technical and engineering support personnel.

Business Strategy

        Technical Solutions is migrating its service offering to enhance its margins by leveraging its relationships with the approximately 2,500 customers serviced by the E&E segment yearly to cross sell its technical services. The focus is on the development of a boutique technical group and use of the current operations to recruit and develop a database of engineering and technical skills that can support the technical requirements of customers. Technical Solutions is also focused on enhancing operating efficiencies and has made and continues to make a substantial investment in upgrading its support systems in order to improve the efficiency of its accounting, sales, recruiting and marketing operations. Technical Solutions differentiates itself using NTS' testing, engineering and compliance capabilities and its recruiting engine to maximize its customers' return on human assets.

        Technical Solutions' strategy is to continue efforts to improve revenue and profit by rigorously focusing on industries, markets and customers that have the strongest long-term growth opportunities, increasing productivity by improving its internal processes, diversifying the range of services it provides to its existing customers, attracting and retaining qualified technical consultants from a variety of sources, both national and international, and pursuing strategic relationships with non-competing organizations. Technical Solutions has a company-wide sales force that will promote cross-selling and lead generation between existing customers of one business unit to another. Technical Solutions strives to provide its customers with technical personnel with the right skills, at the right time, for the right duration and at a cost that is lower than what its customers could otherwise achieve.

                (iii) Competition

Engineering & Evaluation

        The E&E segment services several industries. Within each of these industries the E&E segment competes with a small number of large conformity assessment organizations. It also competes with a large number of small niche oriented test laboratories. It has competitive advantages in several areas which include the following: (1) ability to service customers at locations close to its customers; the E&E segment currently has 12 locations, (2) ability to provide complete conformity assessment activities at a single location; this reduces product-handling cost for the customers and enhances timeliness of service, (3) diverse and technically competent employees; the E&E segment can solve customers' conformity problems from the design stage through the shipment of products to world markets and can provide them on a temporary or permanent basis to augment their employment needs and (4) accreditations that allow the E&E segment's test data to be accepted worldwide. Customers can use the Company's complete services including quality registration to position their products for the world markets.

        In the Quality Audit field, the Company's NQA USA subsidiary is the ninth largest ISO assessment company in North America. The Company believes that NQA USA has less than 10% of the total registration market.

Technical Solutions

        Potential customers for services offered by the Technical Solutions segment are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. The Company competes in this segment primarily on the basis of its niche position, price and quality service.

        The Company's engineering and testing services gives the Company an advantage over most staffing companies, which merely provide personnel as contractors, by understanding the technical challenges facing its clients and providing the expertise to meet those challenges.

        Many large companies are increasingly using primary suppliers to fulfill their staffing needs. Technical Solutions competes with and, in certain relationships, teams with other major staffing companies in actively pursuing primary supplier relationships with large customers in its existing markets. These relationships can have a significant impact on Technical Solutions' revenues and operating profits.

                (iv)  Backlog

        The Company's backlog at January 31, 2004 and 2003 is as follows:

	2004	2003
Engineering & Evaluation	$19,885,000	$19,098,000
Technical Solutions	12,073,000	13,157,000

Total Backlog	$31,958,000	$32,255,000

        The Company estimates that approximately 85% of the backlog at January 31, 2004 will be completed by January 31, 2005.

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

        c.    Seasonal Effect.    The Company experiences no material seasonal effects.

        d.    Employees.    The Company employed 889 individuals at January 31, 2004 and 953 at January 31, 2003, as follows:

	2004	2003
Engineering & Evaluation	387	367
Technical Solutions *	486	571
Corporate Administration	16	15

Total	889	953

*
The Technical Solutions total for 2004 includes 325 contract employees and 110 subcontractors, as compared to 427 contract employees and 93 subcontractors for 2003. None of the employees of the Company are represented by a union. The Company considers its relationship with its employees to be good.

ITEM 2.     PROPERTIES.

        A.    Operations.    The Company owns/leases and operates the following properties:

State	Owned Properties City	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	36,000	3
	Santa Clarita	60,000	145
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Virginia	Fredericksburg	66,000	87

Total owned properties		218,000	245

State	Leased Properties City	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	22,000	216
California	Calabasas	7,000	n/a
	City of Commerce	2,000	n/a
	Culver City	24,000	n/a
	Fullerton	20,000	n/a
	Los Angeles (LAX)	16,000	2
	Pleasanton	2,000	2
Georgia	Norcross	1,000	n/a
Massachusetts	Boston	1,000	n/a
Michigan	Detroit	65,000	n/a
	Troy	1,000	n/a
New Jersey	Tinton Falls	8,000	n/a
New Hampshire	Salem	3,000	n/a
South Carolina	Columbia	3,000	n/a
Texas	Austin	2,000	n/a
	Plano	24,000	n/a
Virginia	Rustburg	8,000	33
International
Germany	Munich	300	n/a
Japan	Yokahoma	500	n/a

Total leased properties		226,800	253

        B.    The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

        C.    Investment Properties.

        In fiscal 2003, the Company sold its four acres of unimproved real property in Escondido, California and received net proceeds of $544,000 which was approximately the same amount recorded as cost on its books. In addition, the Company owns, for investment purposes, a condominium located in Palm Desert, California. The facility is rented to the public and, on occasion, used by employees of the Company.

ITEM 3.     LEGAL PROCEEDINGS.

        The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company. (See Note 9 to the Consolidated Financial Statements in Item 8.)

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        A.    Principal Market.

        The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "NTSC". The range of high and low quotations as reported by the Nasdaq Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 2004 and 2003 is presented below:

	2004		2003
	High	Low	High	Low
First Quarter	$4.06	$2.15	$1.59	$1.20
Second Quarter	4.79	3.65	2.84	1.26
Third Quarter	4.70	3.92	2.45	1.52
Fourth Quarter	6.48	4.11	3.13	1.90

        B.    Holders of Common Stock.

        As of the close of business on April 15, 2004, there were 821 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

        C.    Dividends.

        The Company's Board of Directors announced the discontinuance of the Company's policy of paying ordinary and special dividends on February 6, 2001.

ITEM 6.     SELECTED FINANCIAL DATA.

	Year Ended January 31,
	2004	2003	2002	2001	2000
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$103,913	$85,121	$74,584	$84,804	$84,124
Gross profit	22,710	19,176	17,957	21,784	23,995
Operating income	3,215	2,764	2,028	3,199	5,090
Interest expense, net	1,097	1,226	1,740	2,050	1,544
Income from continuing operations before income taxes, minority interest and extraordinary items	2,310	1,549	432	823	1,817
Income taxes	1,056	676	188	353	722

Income from continuing operations before minority interest and extraordinary items	1,254	873	244	470	1,095
Minority interest	39	(15)	(31)	(39)	(16)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	(274)

Net income	$1,293	$858	$213	$431	$805

Basic earnings (loss) per common share:
Continuing operations	$0.15	$0.10	$0.03	$0.05	$0.13
Discontinued operations	—	—	—	—	(0.03)

Net income	$0.15	$0.10	$0.03	$0.05	$0.10

Diluted earnings (loss) per common share:
Continuing operations	$0.14	$0.10	$0.03	$0.05	$0.13
Discontinued operations	—	—	—	—	(0.03)

Net income*	$0.14	$0.10	$0.03	$0.05	$0.09

Weighted average common shares outstanding	8,640	8,656	8,468	8,497	8,345
Dilutive effect of stock options	566	39	9	135	194
Weighted average common shares outstanding, assuming dilution	9,206	8,695	8,477	8,632	8,539

Cash dividends paid per common share	$—	$—	$—	$0.04	$0.07

BALANCE SHEET DATA:
Working capital	$18,550	$19,292	$16,579	$15,751	$16,232
Total assets	63,632	61,334	56,781	61,321	58,631
Long-term debt, excluding current installments	19,754	19,863	18,657	19,782	18,639
Shareholders' equity	28,832	26,417	25,477	25,127	24,463

*
Per share data may not always summate because each figure is independently calculated.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained herein, statements in the following section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.'s ("NTS" or "the Company") successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

OVERVIEW

        NTS, founded in 1961, is a diversified services company that supplies testing outsourcing services and conformity assessment and personnel to businesses in a variety of industries including aerospace, defense, transportation, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, NTS provides its customers a market channel to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

        NTS operates in two segments: "Engineering & Evaluation" and "Technical Solutions". The business of the Company is conducted by a number of operating units, each with its own operational organization. Each segment is under the direction of its own executive and management team. In making financial and operational decisions, NTS relies on an internal management reporting process that provides revenue and operating cost information for each of its operating units. Revenues and booking activities are also tracked by market type.

        In fiscal 2004, NTS improved its top-line and bottom-line results. Revenues increased 22% to approximately $104 million and net income increased 50% to approximately $1.3 million. Diluted earnings per share increased to 14 cents per share in fiscal 2004 compared to 10 cents per share in fiscal 2003.

        Summary of Revenues for fiscal years 2004 and 2003:

	FY 2004	FY 2003	Change	% Change
Engineering & Evaluation Revenues	$57,675,000	$54,321,000	$3,354,000	6.20%
Technical Solutions Revenues	46,238,000	30,800,000	15,438,000	50.10%

Total Revenues	$103,913,000	$85,121,000	$18,792,000	22.10%

        Revenues in the Engineering & Evaluation segment are generated from physical testing services which include simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference, and functional testing which requires equipment such as switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. Revenues in this segment also include registration services which perform quality management audits to ISO 9000, quality training and laboratory accreditation.

        Revenues in the Technical Solutions segment are generated from a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its customers' information technology ("IT") such as help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers and engineering service needs. Revenues in the Technical Solutions segment increased 50% in fiscal 2004 due to the acquisition of TRS Staffing Solutions.

        In January of 2004, NTS acquired substantially all of the assets and business of DTI Holdings, LLC, doing business as Dynamic Testing ("DTI"). DTI provides large-scale shock and vibration testing services that are used to qualify mission critical equipment such as navigation, communication and guidance weapons installed on U.S. Navy combatants. The results of operations of the acquired business are included in the accompanying consolidated statement of operations for only the month of January of 2004.

        On October 14, 2002, NTS acquired the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions, a subsidiary of Fluor Corporation. The acquired business had six offices serving approximately 50 customers with more than 330 IT professionals. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from October 14, 2002.

        Summary of Cash Flows for fiscal years 2004 and 2003:

	FY 2004	FY 2003	Change
Net cash provided by operating activities	$8,804,000	$3,739,000	$5,065,000
Net cash used for investing activities	$(7,470,000)	$(4,785,000)	$(2,685,000)
Net cash provided by (used in) financing activities	$(232,000)	$822,000	$(1,054,000)

Net increase (decrease) in cash	$1,102,000	$(224,000)	$1,326,000

        The increase in net cash provided by operating activities was primarily due to the increase in collections of accounts receivable and the increase in net income. A portion of this increase was used to pay for capital expenditures and to complete the acquisition of DTI. Cash used in financing activities increased as repayments on current and long-term debt were higher than borrowings. Overall, net cash increased by $1,102,000 in fiscal 2004.

Critical Accounting Policies

        The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements in Item 8). Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Allowance for Uncollectible Receivables

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company uses a combination of write-off history, aging analysis and any specific known troubled accounts in determining the allowance. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

Deferred Tax Asset

        At January 31, 2004, the Company has recorded a net deferred tax asset of $1,184,000. The Company has recorded this asset as it believes that it is more likely than not that we will be able to realize the asset through reduction of future taxable income. The Company bases this belief upon the levels of taxable income historically generated by its business, as well as projections of future taxable income. If future levels of taxable income are not consistent with its expectations, the Company may be required to record a valuation allowance, which could reduce its net income by a material amount.

Adoption of Statements 141 and 142

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. The Company performed its annual assessment of goodwill as of January 31, 2004 and concluded that there were no impairments. (See Note 1 to Consolidated Financial Statements in Item 8).

Adoption of Statement 144

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 beginning in the first quarter of fiscal year 2003. The adoption had no impact on the Company's consolidated financial position or results of operations.

Adoption of Statement 145

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement, among other amendments and corrections, rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 the first quarter of fiscal 2004. The Company reclassified the loss related to early retirement of debt in the amount of $189,000, which occurred in fiscal 2002, into other income (expense).

Adoption of Statement 146

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

Adoption of Statement 148

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for the Company as of December 31, 2002. There was no impact on the Company's financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company's disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 were effective for the Company as of April 30, 2003, and management has modified the Company's disclosures in accordance with the new requirements. (See Note 5 to Consolidated Financial Statements in Item 8).

Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". ("FIN 46") Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The adoption of FIN 46 for provisions effective during fiscal year 2004 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

Off-Balance Sheet Arrangements

        The Company does not have any special purpose entities or off-balance sheet financing arrangements.

RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Revenues

	Twelve months ended January 31,
	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Engineering & Evaluation	$57,675	6.2%	$54,321	0.8%	$53,904
Technical Solutions	46,238	50.1%	30,800	48.9%	20,680

Total revenues	$103,913	22.1%	$85,121	14.1%	$74,584

        For the year ended January 31, 2004, total revenues increased $18,792,000 or 22.1% when compared with fiscal 2003.

        For the year ended January 31, 2003, total revenues increased $10,537,000 or 14.1% when compared with fiscal 2002.

Engineering & Evaluation:

        For the year ended January 31, 2004, revenues in the Engineering & Evaluation segment increased $3,354,000 or 6.2% when compared to the same period in fiscal 2003, primarily due to increases in military business at the Camden, Arkansas facility, passive fiber optics testing at the Fullerton, California facility, testing on space programs at the Los Angeles facility, military and commercial electronics testing at the Plano Texas facility, automotive and registration business and the inclusion of approximately $142,000 in revenues from DTI, which was acquired in January of 2004. These increases were partially offset by a decrease in the computer testing business and a decrease in the traditional testing business in the Northeast and at the Santa Clarita, California facility.

        For the year ended January 31, 2003, Engineering & Evaluation revenues increased by $417,000 or 0.8% when compared to the same period in fiscal 2002, primarily due to an increase in the Company's traditional testing, offset by a general decline in the technology sector which affected revenues in the Company's computer testing and telecommunications business. Revenues were also affected by the shut down of the Largo, Florida facility during the fourth quarter of fiscal year 2002 and the taking of a portion of land at the Santa Clarita facility by eminent domain for a new highway.

Technical Solutions:

        For the year ended January 31, 2004, revenues in the Technical Solutions segment increased by $15,438,000 or 50.1% when compared to the same period in fiscal 2003, due to the acquisition of TRS Staffing Solutions, effective October 14, 2002, offset by a decrease in revenues due to weak demand for full-time and contract help during the year and a decrease in engineering personnel at a major customer.

        For the year ended January 31, 2003, revenues in the Technical Solutions segment increased by $10,120,000 or 48.9% when compared to the same period in fiscal 2002, due to the acquisition of TRS Staffing Solutions, effective October 14, 2002.

Gross Profit

	Twelve months ended January 31,
	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Engineering & Evaluation	$15,590	13.3%	$13,766	3.5%	$13,305
% to segment revenue	27.0%		25.3%		24.7%
Technical Solutions	7,120	31.6%	5,410	16.3%	4,652
% to segment revenue	15.4%		17.6%		22.5%

Total	$22,710	18.4%	$19,176	6.8%	$17,957

% to total revenue	21.9%		22.5%		24.1%

        For the year ended January 31, 2004, total gross profit increased $3,534,000 or 18.4% when compared with fiscal 2003.

        For the year ended January 31, 2003, total gross profit increased $1,219,000 or 6.8% when compared with fiscal 2002.

Engineering & Evaluation:

        For the year ended January 31, 2004, gross profit for the Engineering & Evaluation segment increased by $1,824,000 or 13.3% when compared with the same period in fiscal 2003, primarily as a result of the revenue increase discussed above and the increase in gross profit as a percentage of revenue which increased to 27.0% from 25.3% when compared to the same period in the prior year.

        For the year ended January 31, 2003, gross profit for the Engineering & Evaluation segment increased by $461,000 or 3.5% when compared to the same period in fiscal 2002, primarily as a result of the increase in the Company's traditional testing business and decreased costs as a result of increase efficiencies in internal processes.

Technical Solutions:

        For the year ended January 31, 2004, gross profit increased by $1,710,000 or 31.6% in the Technical Solutions segment when compared to the same period in fiscal 2003, due to the acquisition of TRS Staffing Solutions. Gross profit as a percentage of revenue decreased however to 15.4% from 17.6% when compared to the same period in the prior year, primarily due to the competitive pricing pressures in the technical staffing industry.

        For the year ended January 31, 2003, gross profit increased by $758,000 or 16.3% in the Technical Solutions segment when compared to the same period in fiscal 2002, due to the acquisition of TRS Staffing Solutions which was effective on October 14, 2002. This increase was offset by competitive pricing pressures and the slightly lower gross margins of the acquired business.

Selling, General & Administrative

	Twelve months ended January 31,
	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Engineering & Evaluation	$12,647	10.4%	$11,458	(0.1)%	$11,474
% to segment revenue	21.9%		21.1%		21.3%
Technical Solutions	6,848	38.2%	4,954	11.2%	4,455
% to segment revenue	14.8%		16.1%		21.5%

Total	$19,495	18.8%	$16,412	3.0%	$15,929

% to total revenue	18.8%		19.3%		21.4%

        For the year ended January 31, 2004, total selling, general and administrative expenses increased $3,083,000 or 18.8% when compared with fiscal 2003.

        For the year ended January 31, 2003, total selling, general and administrative expenses increased $483,000 or 3.0% when compared with fiscal 2001.

Engineering & Evaluation:

        For the year ended January 31, 2004, selling, general and administrative expenses increased by $1,189,000 or 10.4% when compared with the same period in fiscal 2003, primarily due to the increase in selling costs related to the restructuring of the sales organization which is now designed to more effectively bring new customers to the Company and the addition of customer service personnel within the facilities to provide enhanced existing customer service and customer retention.

        For the year ended January 31, 2003, selling, general and administrative expenses decreased by $16,000 or 0.1% when compared with the same period in fiscal 2002, primarily due to the effect of major initiatives undertaken by the Company to increase efficiencies in internal processes, realign the sales organization and improve its technological capabilities.

Technical Solutions:

        For the year ended January 31, 2004, selling, general and administrative expenses increased by $1,894,000 or 38.2% when compared with fiscal 2003, due to the additional expenses related to the acquired business of TRS Staffing Solutions which has allowed Technical Solutions to expand into new geographic markets with a significantly expanded sales force. The Company has recently restructured its sales and operations units in an effort to streamline the business to reduce selling and administrative costs and improve performance.

        For the year ended January 31, 2003, selling, general and administrative expenses increased by $499,000 or 11.2% when compared with fiscal 2002 primarily due to the acquisition of TRS Staffing Solutions.

Operating Income

	Twelve months ended January 31,
	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Engineering & Evaluation	$2,943	27.5%	$2,308	26.1%	$1,831
% to segment revenue	5.1%		4.2%		3.4%
Technical Solutions	272	(40.4)%	456	131.5%	197
% to segment revenue	0.6%		1.5%		1.0%

Total	$3,215	16.3%	$2,764	36.3%	$2,028

% to total revenue	3.1%		3.2%		2.7%

        For the year ended January 31, 2004, operating income increased $451,000 or 16.3% when compared with fiscal 2003.

        For the year ended January 31, 2003, operating income increased $736,000 or 36.3% when compared with fiscal 2002.

Engineering & Evaluation:

        For the year ended January 31, 2004, operating income increased by $635,000 or 27.5% when compared with fiscal 2003, as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses discussed above.

        For the year ended January 31, 2003, operating income increased by $477,000 or 26.1% when compared with fiscal 2002 primarily due to the increase in gross profit.

Technical Solutions:

        For the year ended January 31, 2004, operating income decreased by $184,000 or 40.4% when compared with the same period in fiscal 2003, as a result of the lower gross margins, the increase in selling and general and administrative expenses discussed above, partially offset by the increase in gross profit discussed above.

        For the year ended January 31, 2003, operating income increased by $259,000 or 131.5% when compared with the same period in fiscal 2002, as a result of the increase in gross profit due to the acquisition of TRS Staffing Solutions which was effective on October 14, 2002.

Interest Expense

        Interest expense decreased $129,000 in fiscal 2004 when compared to fiscal 2003 primarily due to lower interest rate levels in fiscal 2004 offset by slightly higher average debt balances in fiscal 2004 when compared to the same period last year. Interest expense decreased $514,000 in fiscal 2003 when compared to fiscal 2002 primarily due to lower average debt balances in fiscal 2002 along with slightly lower interest rates.

Other Income

        Other income of $192,000 in fiscal 2004 included approximately $149,000 in insurance proceeds for equipment damage incurred at the Camden facility due to severe weather. It also included proceeds from the transfer of a portion of land to the city of Santa Clarita taken by Eminent Domain for the new highway. Other income in fiscal 2003 and fiscal 2002 was $11,000 and $333,000, respectively. Other income in 2002 included $301,000 in income generated from the sale of some of the Company's excess machinery and equipment due to the closure of the Largo, Florida facility.

Income Taxes

        The income tax rate for fiscal years 2004, 2003 and 2002 reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. The Company's fiscal 2004 income tax provision was $380,000 higher than fiscal 2003 because of an increase in income. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

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

Net Income

        In fiscal 2004, net income increased $435,000 to $1,293,000 when compared to fiscal 2003. This increase was due to the increase in operating income of the Engineering and Evaluation segment, decrease in interest expense and the increase in other income in fiscal 2004 compared to fiscal 2003.

        In fiscal 2003, net income increased $645,000 to $858,000 when compared to fiscal 2002. This increase was due to the increase in gross profit in the Engineering and Evaluation segment and the increase in revenues and gross profit in the Technical Solutions segment due to the acquisition of TRS Staffing Solutions which was effective on October 14, 2002.

Business Environment

        In the Engineering & Evaluation segment, the Company's basic service is to provide product certification, product safety testing and product evaluation to ensure its clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the Department of Defense's main initiatives. The Company anticipates budget increases for operational readiness spending as well as research and development spending and has expanded its military testing capabilities, particularly at its Camden, Arkansas facility. The Company is also anticipating growth from increased spending in the telecommunications market, particularly in the expanding wireless technology. The Company is actively involved in the development of new industry standards. Zigbee members approved NTS as one of only two companies to provide product certification for the new generation wireless monitoring and control products. NTS was also approved for Universal Serial Bus On-The-Go (USB OTG) device to device communications for wireless products.

        In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to- hire and full time placements to meet its customers' needs. One of the strategies for growth is to extend the offering of the Company's services to the customer of the Engineering & Evaluations segment's customers to provide them with technical and engineering personnel as part of a complete suite of certification, registration and test services. The goal is to offer a complete solution to the customers' product development needs, which will include consultants and technical experts provided by the Technical Solutions segment. The Company believes that the improving economy will increase demand for technical personnel in fiscal 2005.

        Growth in fiscal year 2005 will be dependent on overall economic conditions and the increases in research and development spending in the aerospace, defense and telecommunication industries.

Liquidity and Capital Resources

        Summary of cash flows:

	FY 2004	FY 2003	FY 2002
Net cash provided by operating activities	$8,804,000	$3,739,000	$6,645,000
Net cash used for investing activities	$(7,470,000)	$(4,785,000)	$(2,782,000)
Net cash provided by (used in) financing activities	$(232,000)	$822,000	$(3,425,000)

        Net cash provided by operating activities of $8,804,000 in fiscal 2004 primarily consisted of net income of $1,293,000 adjusted for non-cash items of $4,776,000 in depreciation and amortization and $379,000 in other non-cash items, and $2,386,000 of changes in working capital and other activities. Working capital changes included a decrease in accounts receivable balances of approximately $2,238,000, reflecting improved collection performance in fiscal 2004. The increase in cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily the result of the change in accounts receivable and the higher net income in fiscal 2004. Net cash provided by operating activities of $3,739,000 in fiscal 2003 primarily consisted of net income of $858,000, adjusted for non-cash items of $4,615,000 in depreciation and amortization and $616,000 in other non-cash items, partially offset by $2,350,000 of changes in working capital and other activities. Working capital changes included an increase in accounts receivable balances of approximately $3,534,000, primarily due to the acquisition of TRS Staffing Solutions. The decrease in cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily the result of the change in accounts receivable. Net cash provided by operating activities of $6,645,000 in fiscal 2002 primarily consisted of net income of $213,000, adjusted for non-cash items of $4,574,000 in depreciation and amortization and $8,000 in other non-cash items, and $1,850,000 of changes in working capital and other activities. Working capital changes included a decrease in accounts receivable balances of approximately $3,070,000, primarily due to improved collection performance.

        Net cash used for investing activities in fiscal 2004 of $7,470,000 was primarily attributable to capital spending of $4,599,000 and cash used in the acquisition of DTI for $2,687,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities increased from fiscal 2003 to fiscal 2004 by $2,685,000 primarily as a result of the acquisition of DTI and an increase of approximately $1 million in capital spending in fiscal 2004. Net cash used in investing activities in fiscal 2003 of $4,785,000 was primarily attributable to capital spending of $3,620,000 and cash used in the acquisition of TRS Staffing Solutions for $1,589,000, partially offset by the sale of land for $594,000. Cash used in investing activities increased from fiscal 2002 to fiscal 2003 by $2,003,000 primarily as a result of the acquisition of TRS Staffing Solutions and an increase of approximately $400,000 in capital spending in fiscal 2003. Net cash used in investing activities in fiscal 2002 of $2,782,000 was primarily attributable to capital spending of $3,208,000, partially offset by the sale of equipment for $430,000.

        Net cash used for financing activities in fiscal 2004 of $232,000 consisted of repayments of debt of $2,141,000, common stock repurchase of $106,000, offset by proceeds from borrowings of $1,831,000 and proceeds from stock options exercised of $184,000. Net cash provided by financing activities in fiscal 2003 of $822,000 consisted of proceeds from borrowings of $4,650,000 offset by repayments of debt of $3,635,000, common stock repurchase of $154,000 and payments of cash dividends to NQA of $39,000. Net cash used for financing activities in fiscal 2002 of $3,425,000 consisted of repayments of debt of $18,570,000, common stock repurchase of $172,000, offset by proceeds from borrowings of $15,317,000.

        On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2005. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, retained 60% of the line with First Bank, as the participant Bank, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at January 31, 2004 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit is $2,748,000 as of January 31, 2004. The Company was in full compliance with all of the covenants with its banks as of January 31, 2004 with the exception of the capital expenditure covenant, which was in excess of the allowed amount by approximately $1,350,000. The Company requested and received a waiver from its banks.

        The Company has additional equipment line of credit agreements (at interest rates of 7.60% to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 2004 was $1,620,000. The balance of other notes payable collateralized by land and building was $3,050,000, and the balance of unsecured notes was $634,000 at January 31, 2004.

Contractual Obligations:

	2005	2006 through 2008	After 2008	Total
Long-term debt	$1,052,000	$17,248,000	$2,506,000	$20,806,000
Operating lease obligations	1,613,000	3,038,000	969,000	5,620,000

Total contractual cash obligations	$2,665,000	$20,286,000	$3,475,000	$26,426,000

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

ITEM 7(a)     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $161,000 at January 31, 2004 as compared with $151,000 at January 31, 2003.

Risks That Could Affect Future Results

        The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K. Any of the following risks may have a material negative impact on the Company's financial condition.

        The Company is subject to the effects of general economic and market conditions (including economic disruption caused by terrorist acts). If the economic conditions worsen, the Company may experience material adverse effects on its business, operating results, and financial condition.

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

  •
  Inability to find temporary workers with the skills required by customers in the Technical Solutions segment

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

ITEM 8.     FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Schedule

Report of Ernst & Young LLP, Independent Auditors	23
Financial Statements:
Consolidated Balance Sheets—January 31, 2004 and 2003	24
Consolidated Statements of Income—Years ended January 31, 2004, 2003 and 2002	25
Consolidated Statements of Shareholders' Equity—Years ended January 31, 2004, 2003 and 2002	26
Consolidated Statements of Cash Flows—Years ended January 31, 2004, 2003 and 2002	27
Notes to Consolidated Financial Statements	28
Schedule
Schedule Supporting Financial Statements:
Valuation and Qualifying Accounts and Reserves	II

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Technical Systems, Inc.

        We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, National Technical Systems, Inc. changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142.

                      /s/ Ernst & Young LLP

Woodland Hills, California
April 13, 2004

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$4,661,000	$3,559,000
Accounts receivable, less allowance for doubtful accounts of $938,000 at January 31, 2004 and $1,298,000 at January 31, 2003	18,822,000	20,252,000
Income taxes receivable	320,000	110,000
Inventories	1,995,000	2,471,000
Deferred tax assets	1,184,000	1,469,000
Prepaid expenses	827,000	1,110,000

Total current assets	27,809,000	28,971,000
Property, plant and equipment, at cost
Land	1,455,000	1,449,000
Buildings	9,802,000	8,827,000
Machinery and equipment	64,511,000	60,502,000
Leasehold improvements	7,544,000	6,856,000

Total property, plant and equipment	83,312,000	77,634,000
Less: accumulated depreciation	(53,357,000)	(48,857,000)

Net property, plant and equipment	29,955,000	28,777,000
Goodwill	2,740,000	870,000
Other assets	3,128,000	2,716,000

TOTAL ASSETS	$63,632,000	$61,334,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,485,000	$4,666,000
Accrued expenses	3,514,000	3,585,000
Income taxes payable	23,000	—
Deferred income	185,000	175,000
Current installments of long-term debt	1,052,000	1,253,000

Total current liabilities	9,259,000	9,679,000
Long—term debt, excluding current installments	19,754,000	19,863,000
Deferred income taxes	4,875,000	4,428,000
Deferred compensation	799,000	796,000
Minority interest	113,000	151,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorised; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,863,000 as of January 31, 2004 and 8,610,000 as of January 31, 2003	13,760,000	12,638,000
Retained earnings	15,123,000	13,830,000
Accumulated other comprehensive income	(51,000)	(51,000)

Total shareholders' equity	28,832,000	26,417,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$63,632,000	$61,334,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended January 31, 2004, 2003, and 2002

	2004	2003	2002
Net revenues	$103,913,000	$85,121,000	$74,584,000
Cost of sales	81,203,000	65,945,000	56,627,000

Gross profit	22,710,000	19,176,000	17,957,000
Selling, general and administrative expense	19,495,000	16,412,000	15,929,000

Operating income	3,215,000	2,764,000	2,028,000
Other income (expense):
Interest expense, net	(1,097,000)	(1,226,000)	(1,740,000)
Loss related to early retirement of debt	—	—	(189,000)
Other income	192,000	11,000	333,000

Total other income (expense)	(905,000)	(1,215,000)	(1,596,000)
Income before income taxes and minority interest	2,310,000	1,549,000	432,000
Income taxes	1,056,000	676,000	188,000

Income before minority interest	1,254,000	873,000	244,000
Minority interest	39,000	(15,000)	(31,000)

Net income	$1,293,000	$858,000	$213,000

Net income per common share:
Basic	$0.15	$0.10	$0.03

Diluted	$0.14	$0.10	$0.03

Weighted average common shares outstanding	8,640,000	8,656,000	8,468,000
Dilutive effect of stock options	566,000	39,000	9,000

Weighted average common shares outstanding, assuming dilution	9,206,000	8,695,000	8,477,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

	Number of Shares	Common Stock Amount	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 31, 2001	8,512,000	$12,381,000	$12,798,000	$(52,000)	$25,127,000
Net income	—	—	213,000	—	213,000
Foreign currency translation	—	—	—	1,000	1,000

Comprehensive income					214,000
Stock issuance	244,000	308,000	—	—	308,000
Stock repurchase	(89,000)	(172,000)	—	—	(172,000)

Balance at January 31, 2002	8,667,000	12,517,000	13,011,000	(51,000)	25,477,000
Net income	—	—	858,000	—	858,000
Foreign currency translation	—	—	—	—	—

Comprehensive income					858,000
NQA equity infusion	—	275,000	—	—	275,000
Stock repurchase	(57,000)	(154,000)	—	—	(154,000)
Cash dividends NQA, Ltd	—	—	(39,000)	—	(39,000)

Balance at January 31, 2003	8,610,000	12,638,000	13,830,000	(51,000)	26,417,000
Net income	—	—	1,293,000	—	1,293,000
Foreign currency translation	—	—	—	—	—

Comprehensive income					1,293,000
Stock options exercised	81,000	184,000	—	—	184,000
Tax benefit from stock options exercise	—	44,000	—	—	44,000
Stock repurchase	(24,000)	(106,000)	—	—	(106,000)
Stock issued to DTI Holdings, LLC	196,000	1,000,000	—	—	1,000,000

Balance at January 31, 2004	8,863,000	$13,760,000	$15,123,000	$(51,000)	$28,832,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,293,000	$858,000	$213,000
Adjustments to reconcile net income from continuing operations to cash provided by operating activities:
Depreciation and amortization	4,776,000	4,615,000	4,574,000
Intangible amortization	—	—	133,000
Provisions for losses (recoveries) on receivables	(359,000)	199,000	(131,000)
Gain on sale of assets	—	(50,000)	(410,000)
Loss on retirement of assets	—	17,000	9,000
Undistributed earnings of affiliate	(38,000)	15,000	30,000
Deferred income taxes	732,000	435,000	377,000
Tax benefit from stock options exercised	44,000	—	—
Changes in assets and liabilities (net of acquisition):
Accounts receivable	2,238,000	(3,534,000)	3,070,000
Inventories	514,000	(919,000)	162,000
Prepaid expenses	303,000	(78,000)	(292,000)
Other assets and intangibles	(199,000)	(4,000)	(76,000)
Accounts payable	(207,000)	1,390,000	(1,309,000)
Accrued expenses	(119,000)	1,031,000	(332,000)
Income taxes payable	23,000	—	—
Deferred income	10,000	(322,000)	(151,000)
Deferred compensation	3,000	13,000	(23,000)
Common stock compensation	—	—	308,000
Income taxes receivable	(210,000)	73,000	493,000

Cash provided by operating activities	8,804,000	3,739,000	6,645,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,599,000)	(3,620,000)	(3,208,000)
Sale of property, plant and equipment	—	594,000	430,000
Investment in life insurance	(184,000)	(170,000)	(176,000)
Proceeds from life insurance	—	—	172,000
Acquisition of business, net of cash	(2,687,000)	(1,589,000)	—

Net cash used for investing activities	(7,470,000)	(4,785,000)	(2,782,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	1,831,000	4,650,000	15,317,000
Repayments of current and long-term debt	(2,141,000)	(3,635,000)	(18,570,000)
Cash dividends paid to NQA, Ltd.	—	(39,000)	—
Proceeds from stock options exercised	184,000	—	—
Common stock repurchase	(106,000)	(154,000)	(172,000)

Net cash provided by (used for) financing activities	(232,000)	822,000	(3,425,000)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,000

Net increase (decrease) in cash	1,102,000	(224,000)	439,000
Beginning cash balance	3,559,000	3,783,000	3,344,000

ENDING CASH BALANCE	$4,661,000	$3,559,000	$3,783,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,171,000	$1,253,000	$1,688,000
Income taxes	529,000	130,000	59,000
Cash received during the year for:
Income taxes	5,000	41,000	839,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
NQA, Ltd. equity infusion
Forgiveness of certification fee for equity	$—	$275,000	$—

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2004, 2003 and 2002

(1)    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of National Technical Systems, Inc. ("NTS" or the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has consolidated NQA, Inc., a 50% owned subsidiary for which the distribution of profits and losses is 50.1% to the Company, and 49.9% to the other shareholder. NTS controls the management decisions and elects the president of NQA, Inc. and therefore has complete operating control of the subsidiary. XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $284,000, $179,000 and $114,000 at January 31, 2004, 2003 and 2002, respectively.

        Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal year 2004 presentation.

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

        Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. In accordance with SFAS No. 142, the Company identified two reporting units in the Engineering and Evaluation segment and one reporting unit in the Technical Staffing segment, which constitute components of its business that include goodwill. The Company completed its annual goodwill impairment test and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

        As of January 31, 2004 and 2003, the Company had the following acquired intangible assets:

	January 31, 2004				January 31, 2003
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Covenant not to compete	$148,000	$39,000	$109,000	3-5 years	$89,000	$9,000	$80,000	3 years

Intangible assets not subject to amortization:
Goodwill	$3,537,000	$797,000	$2,740,000		$1,667,000	$797,000	$870,000

        Amortization expense for intangible assets subject to amortization was $30,000 and $9,000 for the years ended January 31, 2004 and 2003, respectively.

Long-lived Assets

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30 (APB No. 30). The Company adopted SFAS 144 beginning in the first quarter of fiscal year 2003. The adoption had no impact on the Company's consolidated financial position or results of operations.

Stock-Based Compensation

        The Company has elected to continue to follow APB No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company's financial statements, since the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant.

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

	2004	2003	2002
Expected life (in years)	8.5	8.4	5
Risk-free interest rate	3.31%	3.10%	4.10%
Expected volatility	86%	94%	57%
Expected dividend yield	0.65%	0.71%	0.76%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2004 was $3.62 per share. Had compensation cost for the Company's stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:

	January 31, 2004	January 31, 2003	January 31, 2002
Net income (loss)
As reported	$1,293,000	$858,000	$213,000
Pro forma	$876,000	$533,000	$(173,000)
Basic earnings (loss) per common share
As reported	$0.15	$0.10	$0.03
Pro forma	$0.10	$0.06	$(0.02)
Diluted earnings (loss) per common share
As reported	$0.14	$0.10	$0.03
Pro forma	$0.10	$0.06	$(0.02)

Comprehensive Income

        In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report and display the components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. There were no comprehensive income or loss items during fiscal years 2004 and 2003. Accumulated other comprehensive loss was $51,000 as of January 31, 2004 and 2003 due to foreign currency translation adjustments.

Earnings Per Share

        Basic and diluted net income per common share is presented in conformity with SFAS No. 128, "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

Foreign Currency Translation

        The accounts of the foreign divisions are translated into United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. There was no translation gain or loss adjustment in fiscal years 2004 and 2003. In fiscal year 2002, the translation of the balance sheet accounts resulted in a $1,000 unrealized gain.

Related Party Transactions

        NTS provides management and consulting services to NQA, Inc. for an agreed upon management fee. Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company. Management fees earned by the Company for fiscal 2004, 2003 and 2002 were $241,000, $241,000 and $173,000, respectively.

        NQA, Ltd., the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. NQA, Ltd. charges NQA, Inc. an agreed upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service ("UKAS") and Raad voor Accreditatie ("RVA") levy. Certification fees for fiscal 2004, 2003 and 2002 were $241,000, $241,000 and $168,000, respectively.

        NQA, Inc. leases space from NTS and was assessed $71,000 for rent and utilities in fiscal years 2004 and 2003.

Adoption of Statement 145

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement, among other amendments and corrections, rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 the first quarter of fiscal 2004. The Company reclassified the loss related to early retirement of debt in the amount of $189,000, which occurred in fiscal 2002, into other income (expense).

Adoption of Statement 146

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the results of operations or the financial position of the Company.

Adoption of Statement 148

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide three alternative methods of transition for an entity that voluntarily adopts the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The provisions related to the alternative transition methods and the new disclosure requirements were effective for the Company as of December 31, 2002. There was no impact on the Company's financial condition or results of operations as a result of the adoption of SFAS No. 148, but the Company's disclosures related to stock-based compensation have been modified in accordance with the new requirements. The interim reporting provisions of SFAS No. 148 were effective for the Company as of April 30, 2003, and management has modified the Company's disclosures in accordance with the new requirements.

Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The adoption of FIN 46 for provisions effective during fiscal year 2004 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

(2)    Business Acquisition and Disposition

        The following table summarizes the acquisitions completed during fiscal years 2004 and 2003, that were accounted for under the purchase method of accounting:

		Purchase Price	Goodwill	Other Intangibles
FY 04	DTI Holdings, LLC	$3,687,000	$1,870,000	$59,000
FY 03	TRS Staffing Solutions	$1,589,000	—	$89,000

Acquisition of DTI Holdings, LLC

        On January 23, 2004, NTS through its wholly owned subsidiary, NTS Technical Systems, acquired substantially all of the assets and business of DTI Holdings, LLC, doing business as Dynamic Testing ("DTI"), with an effective date of January 1, 2004. At the closing, NTS delivered $2,583,000 in cash and 195,695 shares of NTS common stock, no par value, with a market value of $1,000,000 and agreed to assume certain liabilities of DTI. In addition, NTS paid $104,000 in transaction related costs. DTI provides its customers with large-scale shock and vibration testing services that are used to qualify mission critical equipment such as navigation, communication and guidance weapons installed on U.S. Navy combatants. Its customers include the U.S. Navy and other U.S. and foreign government agencies, as well as prime contractors and commercial organizations. In addition to testing services, DTI offers its customers a full line of shock isolators. These factors contributed to a purchase price in excess of the fair value of DTI's net worth, and as a result, the Company has recorded goodwill in connection with this transaction.

        The allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Accounts receivable	$449,000
Inventories	38,000
Prepaid expenses	20,000
Property, plant and equipment	1,325,000
Other assets (intangibles)	59,000
Goodwill	1,870,000

Totals assets acquired	3,761,000

Accounts payable	(26,000)
Accrued expenses	(48,000)

Total liabilities assumed	(74,000)

Total	$3,687,000

Acquisition of TRS Staffing Solutions

        On October 14, 2002, XXCAL, Inc. ("XXCAL"), a wholly-owned subsidiary of the Company, acquired substantially all of the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions ("TRS"), a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation for a total purchase price of $1,589,000 consisting of the sum of $1,500,000 paid in cash to several subsidiaries of Fluor Corporation and $89,000 of transaction related costs. $1,500,000 of the initial purchase price of $1,589,000 has been allocated to fixed assets consisting of furniture and equipment based on an initial estimate of the respective fair values as of the date of acquisition and the remaining balance of $89,000 was allocated to a covenant not to compete. The acquired business had six offices serving approximately 50 customers with more than 330 IT professionals. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from October 14, 2002.

U.K. Testing facility

        In fiscal 2002, NTS shut down its XXCAL, Limited division in the United Kingdom to eliminate the effect of the losses due the slowdown in the computer testing business at that facility. During fiscal 2004, the Company liquidated the U.K. subsidiary.

Largo, Florida facility

        In fiscal 2002, NTS shut down its Largo, Florida location due to the slowdown of business at that facility. All machinery & equipment have been either allocated to the Company's other testing locations or were sold generating other income of $301,000 in fiscal year 2002.

(3)    Debt

        Long-term debt consists of the following:

	2004	2003
Revolving lines of credit (a)	$15,502,000	$14,502,000
Notes payable secured by land and buildings (b)	3,050,000	3,195,000
Secured notes payable (c)	1,620,000	2,797,000
Loans from employee and officers (d)	634,000	622,000

Subtotal	20,806,000	21,116,000
Less current installments	1,052,000	1,253,000

Total	$19,754,000	$19,863,000

(a)
On November 21, 2001, the Company replaced the outstanding debt to United California Bank and Mellon Bank with a $16,000,000 reducing revolving line of credit with Comerica Bank California and First Bank, expiring on August 1, 2005. On November 25, 2002, the Company amended the revolving line of credit with Comerica Bank California and First Bank increasing it to $20,000,000. Comerica Bank California, as the agent Bank, retained 60% of the line with First Bank, as the participant Bank, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at January 31, 2004 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit is $2,748,000 as of January 31, 2004. The Company was in full compliance with all of the covenants with its banks as of January 31, 2004 with the exception of the capital expenditure covenant, which was in excess of the allowed amount by approximately $1,350,000. The Company requested and received a waiver from its banks.

(b)
The amount of $3,050,000 represents mortgage notes on land and buildings owned by the Company in California and Massachusetts. The notes carry fixed interest rates ranging from 5.5% to 9.00% and they are collateralized by those properties which have an appraised value of approximately $4,965,000 and a net value of $2,552,000 at January 31, 2004.

(c)
In November 1997, the Company entered into an equipment line of credit agreement with Mellon US Leasing (interest rates of 7.60% to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. In April of 1999, Mellon US Leasing extended an additional $2,000,000 of credit under the same terms of the original agreement. The outstanding balance at January 31, 2004 is $288,000. The note payable to Mellon Bank is collateralized by equipment with a net book value of $751,000 at January 31, 2004.

  In fiscal 2002 the Company entered into equipment line of credit agreements with Bank of America and the Fifth Third Leasing Company (interest rates of 6.02% to 9.81%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2004 on these notes were $762,000 and $242,000, respectively.

  In fiscal 2003 the Company entered into a new equipment line of credit agreement with First Bank (interest rate of 6.02%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2004 on this note was $70,000.

        Other secured notes payable at January 31, 2004 amounted to $258,000.

(d)
The Company has unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $634,000 as of January 31, 2004. The interest is payable monthly and is based on the bank's reference rate less three basis points.

        Maturities of long-term debt for five years subsequent to January 31, 2004 are as follows:

2005	$1,052,000
2006	16,698,000
2007	327,000
2008	223,000
2009	246,000
Thereafter	2,260,000

$20,806,000

        In accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", a reasonable estimate of fair value for the Company's fixed rate debt was based on a discounted cash flow analysis. The carrying amount of variable rate debt, including borrowings under the Company's revolving lines of credit, approximate their fair values.

        The carrying amounts and estimated fair values of the Company's financial instruments are:

	2004 Carrying amount	2004 Estimated fair value	2003 Carrying amount	2003 Estimated fair value
Notes payable	$3,050,000	$3,983,000	$3,195,000	$4,053,000
Secured notes payable	1,620,000	1,709,000	2,797,000	2,978,000
Revolving lines of credit	15,502,000	15,502,000	14,502,000	14,502,000
Loans from employee and officer	634,000	634,000	622,000	622,000

(4)    Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax profit (loss) generated from foreign operations was $95,000, $65,000 and ($189,000) in fiscal 2004, 2003 and 2002, respectively. Accumulated foreign earnings were $219,000 as of January 31, 2004. The earnings associated with the Company's foreign subsidiary are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided. During fiscal 2004, the Company liquidated its UK subsidiary, the tax effect after the foreign tax credit was an additional $76,000 in income taxes.

        The provision (benefit) for income tax expense from continuing operations consists of:

	2004	2003	2002
Current:
Federal	$151,000	$136,000	$(149,000)
State	174,000	100,000	15,000
Foreign	—	—	(55,000)

	325,000	236,000	(189,000)
Deferred:
Federal	663,000	427,000	280,000
State	68,000	13,000	97,000

	731,000	440,000	377,000

Income tax expense	$1,056,000	$676,000	$188,000

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2004	2003	2002
Income before income taxes and minority interest	$2,310,000	$1,549,000	$432,000

Federal income tax computed at statutory rate	$785,000	$526,000	$147,000
Tax on liquidation of XXCAL LTD	76,000	—	—
State income taxes, net of federal benefits	114,000	66,000	38,000
Other, principally non-deductible expenses	81,000	84,000	3,000

Income tax expense	$1,056,000	$676,000	$188,000

        Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2004		2003
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$346,000	$—	$543,000	$—
Vacation accrual	354,000	—	312,000	—
State taxes	105,000	129,000	33,000	107,000
Deferred Compension	370,000	—	369,000	—
Net operating loss	34,000	—	200,000	—
Goodwill	(27,000)	—	9,000	—
Other	2,000	—	3,000	—

Total deferred tax assets	1,184,000	129,000	1,469,000	107,000
Deferred tax liabilities:
Gain on installment sale of asset	—	(61,000)	—	(69,000)
Gain on involuntary conversion	—	(116,000)	—	(54,000)
Tax over book depreciation	—	(4,827,000)	—	(4,412,000)

Net deferred tax asset (liability)	$1,184,000	$(4,875,000)	$1,469,000	$(4,428,000)

(5)    Stock Options and Pension Plans

        The Company has two employee incentive stock option plans; the "2002 stock option plan" and the "1994 stock option plan."

        Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock. At the annual meeting held on June 28, 2002, the 2002 stock option plan was approved. The number of shares approved for issuance under the 2002 stock option plan was 1,000,000 shares. At January 31, 2004 there were 348,450 shares granted under the 2002 stock option plan and 454,300 shares were reserved for future grants under the 2002 stock option plan. At January 31, 2004 there were 1,650,371 shares authorized and granted under the 1994 stock option plan and there were no shares reserved for future grants.

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

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning Balance	1,983,108	$3.25	1,707,036	$3.40
Grants	348,450	4.50	308,000	2.26
Exercises	(83,437)	2.29	—	—
Canceled or expired	(55,925)	3.75	(31,928)	2.12

Ending balance	2,192,196	$3.47	1,983,108	$3.40

Reserve for future grants at year end	454,300	—	777,000	—
Exercisable	1,364,941	$3.63	1,139,485	$3.43

        The range of exercise prices for options outstanding at January 31, 2004 was $1.35 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

        The following tables summarize information about options outstanding at January 31, 2004:

Range of Exercise Prices	Outstanding at January 31, 2004	Weighted Avg. Remaining Contract Life In Yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$1.00 to $2.00	178,625	7.6	$1.65	61,875	$1.75
$2.01 to $3.00	990,440	6.1	$2.60	635,010	$2.67
$3.01 to $4.00	237,658	5.8	$3.31	223,533	$3.31
$4.01 to $5.00	412,450	8.6	$4.56	72,500	$4.85
$5.01 to $6.00	338,606	4.6	$5.47	337,606	$5.46
$6.01 to $7.00	34,417	4.6	$6.36	34,417	$6.36

        These options will expire if not exercised at specific dates ranging from September 2003 to December 2013. During the year ended January 31, 2004, 83,437 options were exercised at prices from $1.35 to $3.25 per share.

        The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2004, the Board of Directors and management of the Company approved a contribution to the 401(k) profit sharing plan of $221,000 as compared to $172,000 in 2003 and $161,000 in 2002.

        The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.

        The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $86,000, $95,000 and $119,000 for the years ended January 31, 2004, 2003 and 2002, respectively. Included in other assets is $1,868,000 and $1,684,000 for the cash surrender values as of January 31, 2004 and 2003, respectively.

(6)    Capital Stock

        As of January 31, 2004 and 2003, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2004 and January 31, 2003, 8,863,000 shares and 8,610,000 shares were issued and outstanding, respectively. On February 6, 2001, the Company's Board of Directors authorized the repurchase of common stock in open market purchases. As of January 31, 2004, the Company had purchased 169,750 shares at an average price of $2.54. The Company completed its common stock repurchase program in fiscal 2004.

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

(7)    Commitments

        The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates through fiscal year 2010. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $2,273,000 in 2004, $2,155,000 in 2003, and $2,322,000 in 2002.

        At January 31, 2004, minimum rental payment obligations under operating leases were as follows:

2005	$1,613,000
2006	1,235,000
2007	989,000
2008	814,000
2009	631,000
Thereafter	338,000

$5,620,000

(8)    Accrued Expenses

        A summary of accrued expenses at January 31 is as follows:

	2004	2003
Compensation and employee benefits	$2,794,000	$2,249,000
Other	720,000	1,336,000

Total accrued expenses	$3,514,000	$3,585,000

(9)    Contingencies

        The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(10)    Segment of Business Information

        The Company maintains two core operating segments: Engineering & Evaluation and Technical Solutions.

        The Engineering & Evaluation segment operates test laboratories in various states in the U.S., Japan and Germany and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, power products, transportation and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States' Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier's systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies' quality policy, quality system documentation and quality records.

        The Technical Solutions segment locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them to clients either on a temporary or permanent basis.

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

        The company did not have any revenues from a single customer in the Engineering & Evaluation Group, which represented in excess of 10% of total segment revenues. Two major customers represented $6,860,000 and $5,865,000 of the 2004 Technical solutions net revenues and two major customers represented $7,042,000 and $4,189,000 of the 2003 Technical solutions net revenues. Total revenues from customers in foreign operations were $80,000 in fiscal 2004.

        The following table illustrates each segment's operating income for 2004, 2003 and 2002. Assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate and fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

	January 31, 2004
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$57,675,000	$46,238,000	$—	$103,913,000

Gross profit	15,590,000	7,120,000	—	22,710,000
Selling, general and administrative expense	12,647,000	6,848,000	—	19,495,000
Operating income	2,943,000	272,000	—	3,215,000
Other income (expense):				—
Interest expense, net	(976,000)	(121,000)	—	(1,097,000)
Other income (expense)	178,000	14,000	—	192,000

Income before income taxes and minority interest	$2,145,000	$165,000	$—	$2,310,000

Assets	$46,061,000	$10,310,000	$7,261,000	$63,632,000

Equity investments	$284,000	$—	$—	$284,000

Expenditures for long-lived assets	$5,633,000	$138,000	$153,000	$5,924,000

Depreciation and amortization	$3,899,000	$655,000	$222,000	$4,776,000

Goodwill	$2,544,000	$196,000	$—	$2,740,000

	January 31, 2003
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$54,321,000	$30,800,000	$—	$85,121,000

Gross profit	13,766,000	5,410,000	—	19,176,000
Selling, general and administrative expense	11,458,000	4,954,000	—	16,412,000

Operating income	2,308,000	456,000	—	2,764,000
Other income (expense):				—
Interest expense, net	(1,115,000)	(111,000)	—	(1,226,000)
Other income (expense)	10,000	1,000	—	11,000

Income before income taxes and minority interest	$1,203,000	$346,000	—	$1,549,000

Assets	$42,218,000	$13,219,000	$5,897,000	$61,334,000

Equity investments	$179,000	$—	$—	$179,000

Expenditures for long-lived assets	$3,316,000	$1,627,000	$266,000	$5,209,000

Depreciation and amortization	$3,896,000	$462,000	$257,000	$4,615,000

Goodwill	$674,000	$196,000	$—	$870,000

	January 31, 2002
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$53,904,000	$20,680,000	$—	$74,584,000

Gross profit	13,305,000	4,652,000	—	17,957,000
Selling, general and administrative expense	11,474,000	4,455,000	—	15,929,000

Operating income	1,831,000	197,000	—	2,028,000
Other income (expense):				—
Interest expense, net	(1,670,000)	(70,000)	—	(1,740,000)
Other	370,000	(37,000)	—	333,000

Income before income taxes, minority interest, and extraordinary loss	$531,000	$90,000	$—	$621,000

Assets	$40,490,000	$8,636,000	$7,655,000	$56,781,000

Equity investments	$114,000	$—	$—	$114,000

Expenditures for long-lived assets	$2,964,000	$95,000	$149,000	$3,208,000

Depreciation and amortization	$4,141,000	$339,000	$227,000	$4,707,000

Goodwill	$674,000	$196,000	$—	$870,000

(11)    Quarterly Financial Data (Unaudited)

	Three months ended
2004
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$26,812,000	$27,237,000	$25,591,000	$24,273,000
Gross profit	5,646,000	6,278,000	5,800,000	4,986,000
Net income	327,000	341,000	273,000	352,000
Earnings per common share
Basic	0.04	0.04	0.03	0.04
Diluted	0.04	0.04	0.03	0.04
Weighted average common shares outstanding	8,616,000	8,635,000	8,637,000	8,671,000
Dilutive effect of stock options	288,000	600,000	588,000	754,000
Weighted average common shares outstanding, assuming dilution	8,904,000	9,235,000	9,225,000	9,425,000
	Three months ended
2003
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$19,268,000	$18,410,000	$21,180,000	$26,263,000
Gross profit	4,739,000	4,521,000	4,520,000	5,396,000
Net income	280,000	281,000	134,000	163,000
Earnings per common share
Basic	0.03	0.03	0.02	0.02
Diluted	0.03	0.03	0.02	0.02
Weighted average common shares outstanding	8,667,000	8,659,000	8,657,000	8,642,000
Dilutive effect of stock options	—	41,000	51,000	154,000
Weighted average common shares outstanding, assuming dilution	8,667,000	8,700,000	8,708,000	8,796,000

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

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

Changes in Internal Controls

        There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2004 are incorporated herein by reference.

  Executive Officers of the Company

Name	Age	Position
Lloyd Blonder	64	Senior Vice President and Chief Financial Officer, Treasurer. He has been associated with the Company since 1983.
Doug Briskie	40	Vice President, Western Operations. He has been associated with the Company since 1987.
Aaron Cohen	67	Senior Vice President, Corporate Development. He has been associated with the Company since 1961.
Martin Dresser	57	Vice President, Marketing. He has been associated with the Company since 1999.
Marvin Hoffman	70	Senior Vice President, Chief Information Officer. He has been associated with the Company since 1998.
Andrea Korfin	57	Corporate Secretary, President, Technical Solutions. She has been associated with the Company since 1982.
Jack Lin	71	Chief Executive Officer of the Company. He has been associated with the Company since 1961.
Raffy Lorentzian	48	Vice President, Chief Accounting Officer. He has been associated with the Company since 1997.
William McGinnis	45	President and Chief Operating Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	41	Vice President, Eastern Operations. He has been associated with the Company since 1997.
Richard Short	61	Senior Vice President. He has been associated with the Company since 1961.

ITEM 11.     EXECUTIVE COMPENSATION.

        The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2004 is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2004 are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The section entitled "Transactions with Management and Other" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2004 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading "Audit Fees and All Other Fees" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2004 is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        A.    Consolidated Financial Statements and Schedules.

  a)
  Consolidated Financial Statements and notes thereto as of January 31, 2004 and 2003 and for each of the years in the three-year period ended January 31, 2004.

  b)
  Consolidated Financial Statement Schedule.

  I.
  Valuation and Qualifying Accounts and Reserve, Schedule II.

        B.    Reports on Form 8-K.

        On December 8, 2003, the Company filed a Current Report on Form 8-K announcing its financial results for the quarterly period ended October 31, 2003.

        On January 30, 2004, the Company filed a Current Report on Form 8-K announcing it had completed its acquisition of DTI Holdings, LLC.

        C.    Exhibits.

2	Asset Purchase Agreement, dated as of January 23, 2004, by and among National Technical Systems, Inc., NTS Technical Systems, Robert Wakefield, Randolph Fairfield, Calvin Milam, E&C Holdings, Inc., Peterson Builders, Inc., and DTI Holdings LLC. Filed as exhibit 2.1 to the Company's form 8-K, (filed January 30, 2004 and is incorporated herein by reference thereto).
2.1	Pro forma financial information related to the acquisition of DTI Holdings LLC (filed with the Company's 8-KA on March 22, 2004 and is incorporated herein by reference thereto).
3.1	Articles of Incorporation of National Technical Systems, Inc., a California corporation, as amended to date.
3.2	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on May 29, 1996 and as amended by amendment number one thereto, adopted on June 25, 1999 (filed on April 28, 2003 and is incorporated herein by reference thereto).
10.1	Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).
10.2	Amendment to the Company's 1994 Stock Option Plan (filed as Proposal No. 3 to the Company's Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).
10.3	Revolving credit agreement between Comerica Bank and NTS effective November 21, 2001. (filed on December 13, 2001 and is incorporated herein by reference thereto).
10.4	Form of the Company's 2002 Stock Option Plan (filed as Proposal 2 to the Company's Proxy Statement for Annual Meeting of June 28, 2002, and is incorporated herein by reference thereto).
10.5	Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (filed on September 12, 2002 and is incorporated herein by reference thereto).
10.6	Amendment number two to revolving credit agreement between the Company and Comerica Bank effective November 25, 2002 (filed on December 13, 2002 and is incorporated herein by reference thereto).

10.7	Amendment number three to revolving credit agreement between the Company and Comerica Bank effective July 21, 2003 (filed on September 11, 2003 and is incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.1	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-04905.
99.2	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-106426.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2004	NATIONAL TECHNICAL SYSTEMS, INC.
	By	/s/ JACK LIN Jack Lin, Principal Executive Officer and Chairman of the Board

        Pursuant to the requirements of Section of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2004.

/s/ JACK LIN Jack Lin, (Principal Executive Officer and Chairman of the Board)	/s/ AARON COHEN Aaron Cohen, Senior Vice President and Vice Chairman of the Board
/s/ WILLIAM MCGINNIS William McGinnis, President, Chief Operating Officer and Director	/s/ MARVIN HOFFMAN Marvin Hoffman, Senior Vice President, Chief Information Officer and Vice Chairman of the Board
/s/ LLOYD BLONDER Lloyd Blonder, Senior Vice President and Treasurer (Principal Financial Officer)	/s/ JOHN GIBBONS John Gibbons, Director
/s/ RAFFY LORENTZIAN Raffy Lorentzian, Vice President, Chief Accounting Officer	/s/ RALPH F. CLEMENTS Ralph F. Clements, Director
/s/ DAN YATES Dan Yates, Director	/s/ DONALD J. TRINGALI Donald J. Tringali, Director
/s/ SHELDON M. FECHTOR Sheldon M. Fechtor, Director	/s/ GEORGE F. KABOUCHY George F. Kabouchy, Director
/s/ NORMAN S. WOLFE Norman S. Wolfe, Director	/s/ ROBERT I. LIN Robert I. Lin, Director

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2004, 2003 and 2002

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions— charged to costs and expenses	Deductions— describe(a)	Balance at end of period
Allowance for doubtful accounts receivable:
FY 2004	$1,298,000	$425,000	$(785,000)	$938,000
FY 2003	$1,099,000	$546,000	$(347,000)	$1,298,000
FY 2002	$1,230,000	$766,000	$(897,000)	$1,099,000

(a)
Write-off of uncollectible accounts receivable, net of recoveries. Deductions for FY 2004 consist of write-off of uncollectable accounts receivable of $371,000 and adjustment to reduce the allowance for doubtful accounts by $414,000.

QuickLinks

NATIONAL TECHNICAL SYSTEMS, INC. Annual Report (Form 10-K) For Year Ended January 31, 2004 PART I
PART II
Index to Consolidated Financial Statements and Schedule
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Condensed Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Part III
PART IV
SIGNATURES
Schedule II NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves Years ended January 31, 2004, 2003 and 2002