Form 10-Q
period 2004-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2004-06-10
CIK 110536

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

 (mark one)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended April 30, 2004

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For transition period from ________________  to _________________


                                     0-16438
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                             95-4134955
 ----------------------------                      ----------------------------
  (State of Incorporation)                               (IRS Employer
                                                         Identification number)

            24007 Ventura Boulevard, Suite 200, Calabasas, California
  ----------------------------------------------------------------------------
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

YES[  ]    NO [x]

 The number of shares of common stock, no par value, outstanding as of June 4, 2004 was 8,880,887.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES



Index



PART  I.   FINANCIAL INFORMATION
                                                                   Page No.


Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets as of
      April 30, 2004 (unaudited) and January 31, 2004                 3

      Unaudited Condensed Consolidated Statements of Income
      For the Three Months Ended April 30, 2004 and 2003              4

      Unaudited Condensed Consolidated Statements of Cash Flows
      For the Three Months Ended April 30, 2004 and 2003              5

      Notes to the Unaudited Condensed Consolidated Financial
      Statements                                                      6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9


Item 4.  Controls and Procedures                                     14


PART  II.   OTHER INFORMATION & SIGNATURE


Item 6.   Exhibits and Reports on Form 8-K                           15

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                                                 April 30,    January 31,
                                                                                   2004         2004
                                 ASSETS                                        (unaudited)
                                                                              ---------------------------
CURRENT ASSETS:
   Cash                                                                      $  5,481,000    $  4,661,000
   Accounts receivable, less allowance for doubtful accounts
     of $939,000 at April 30, 2004 and $938,000 at January 31, 2004            18,849,000      18,822,000
   Income taxes receivable                                                        337,000         320,000
   Inventories                                                                  1,956,000       1,995,000
   Deferred tax assets                                                          1,122,000       1,184,000
   Prepaid expenses                                                               916,000         827,000
                                                                             ------------    ------------
     Total current assets                                                      28,661,000      27,809,000

Property, plant and equipment, at cost                                         84,602,000      83,312,000
Less: accumulated depreciation                                                (54,535,000)    (53,357,000)
                                                                             ------------    ------------
     Net property, plant and equipment                                         30,067,000      29,955,000

Goodwill                                                                        2,740,000       2,740,000
Other assets                                                                    3,067,000       3,128,000
                                                                             ------------    ------------

            TOTAL ASSETS                                                     $ 64,535,000    $ 63,632,000
                                                                             ============    ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                          $  4,072,000    $  4,485,000
   Accrued expenses                                                             2,934,000       3,514,000
   Income taxes payable                                                                 -          23,000
   Deferred income                                                                923,000         185,000
   Current installments of long-term debt                                       1,064,000       1,052,000
                                                                             ------------    ------------
     Total current liabilities                                                  8,993,000       9,259,000

Long-term debt, excluding current installments                                 20,169,000      19,754,000
Deferred income taxes                                                           5,071,000       4,875,000
Deferred compensation                                                             820,000         799,000
Minority interest                                                                  67,000         113,000
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued              -               -
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and outstanding, 8,881,000 as of April 31, 2004 and  8,863,000 as of
   January 31, 2004                                                            13,810,000      13,760,000
   Retained earnings                                                           15,656,000      15,123,000
   Accumulated other comprehensive income                                         (51,000)        (51,000)
                                                                             ------------    ------------
     Total shareholders' equity                                                29,415,000      28,832,000
                                                                             ------------    ------------

                                                                             ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 64,535,000    $ 63,632,000
                                                                             ============    ============

See accompanying notes.


NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended April 30,

                                                              2004                2003
                                                           -----------        ------------
Net revenues                                               $27,301,000        $ 26,812,000
Cost of sales                                               21,328,000          21,166,000
                                                           -----------        ------------
     Gross profit                                            5,973,000           5,646,000

Selling, general and administrative expense                  5,058,000           4,759,000
                                                           -----------        ------------
   Operating income                                            915,000             887,000
Other expense:
   Interest expense, net                                      (252,000)           (307,000)
   Other                                                       152,000               1,000
                                                           -----------        ------------
Total other expense                                           (100,000)           (306,000)

Income before income taxes and minority interest               815,000             581,000
Income taxes                                                   328,000             251,000
                                                           -----------        ------------
Income before minority interest                                487,000             330,000
Minority interest                                               46,000              (3,000)
                                                           -----------        ------------
Net income                                                 $   533,000        $    327,000
                                                           ===========        ============

Net income per common share:
  Basic                                                    $      0.06        $       0.04
                                                           ===========        ============
  Diluted                                                  $      0.06        $       0.04
                                                           ===========        ============


Weighted average common shares outstanding                   8,874,000           8,616,000
Dilutive effect of stock options                               726,000             288,000
Weighted average common shares outstanding,                -----------        ------------
  assuming dilution                                          9,600,000           8,904,000
                                                           ===========        ============

See accompanying notes.


NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended April 30, 2004 and 2003
                                                                              2004            2003
                                                                          -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 533,000      $ 327,000

Adjustments to reconcile net income from continuing operations to cash provided by (used for) operating activities:
  Depreciation and amortization                                            1,247,000      1,189,000
  Provisions for losses (recoveries) on receivables                           (1,000)        64,000
  Gain on sale of assets                                                    (158,000)             -
  Undistributed earnings of affiliate                                        (46,000)         3,000
  Deferred income taxes                                                      258,000         96,000
  Changes in assets and liabilities (net of acquisition):
    Accounts receivable                                                      (26,000)      (484,000)
    Inventories                                                               39,000        (68,000)
    Prepaid expenses                                                         (89,000)      (240,000)
    Other assets and intangibles                                              69,000        (71,000)
    Accounts payable                                                        (413,000)    (1,329,000)
    Accrued expenses                                                        (580,000)      (360,000)
    Income taxes payable                                                     (23,000)        64,000
    Deferred income                                                          738,000        629,000
    Deferred compensation                                                     21,000         17,000
    Income taxes receivable                                                  (17,000)       110,000
                                                                     -------------------------------
Cash provided by (used for) operating activities                           1,552,000        (53,000)
                                                                     -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               (1,482,000)      (458,000)
  Sale of property, plant and equipment                                      311,000              -
  Investment in life insurance                                               (38,000)       (38,000)
                                                                     -------------------------------
Net cash used for investing activities                                    (1,209,000)      (496,000)
                                                                     -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                   902,000          4,000
  Repayments of current and long-term debt                                  (475,000)      (362,000)
  Proceeds from stock issuance                                                50,000              -
  Proceeds from stock options exercised                                            -         36,000
                                                                     -------------------------------
Net cash provided by (used for) financing activities                         477,000       (322,000)
                                                                     -------------------------------

Net increase (decrease) in cash                                              820,000       (871,000)
Beginning cash balance                                                     4,661,000      3,559,000
                                                                     -------------------------------

ENDING CASH BALANCE                                                      $ 5,481,000    $ 2,688,000
                                                                     ===============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.       Basis of Presentation

         In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2004.

         The statements presented as of and for the three months ended April 30, 2004 and 2003 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

         The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       Income Taxes

         Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $328,000 for the three months ended April 30, 2004 and $251,000 for the three months ended April 30, 2003.

3.       Inventories

         Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

4.       Interest and Taxes

         Cash paid for interest and taxes for the three months ended April 30, 2004 was $205,000 and $105,000, respectively. Cash paid for interest and taxes for the three months ended April 30, 2003 was $361,000 and $71,000, respectively.

5.       Minority Interest

         Minority interest in the Company's NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to National Quality
         Assurance, Ltd. Effective with fiscal 2002, profits and losses are allocated 50.1% to NTS, and 49.9% to National Quality Assurance, Ltd.

6.       Stock Repurchase

         On February 6, 2001, the Company's Board of Directors authorized the repurchase of shares in the Company's common stock in open market purchases. As of January 31, 2004, the Company had purchased 169,750 shares at an average price of $2.54 per share. The Company elected to discontinue the repurchase of shares as of September 29, 2003; therefore no shares were repurchased during the current quarter.

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

8.       Intangible Assets

         The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairments through April 30, 2004.


As of April 30, 2004  and January 31, 2004, the Company had the following acquired intangible assets:

                                            April 30, 2004                                           January 31, 2004
                              --------------------------------------------------      ---------------------------------------------
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

Intangible assets subject to
amortization:

Covenant not to compete     $  148,000     $  49,000    $   99,000     3-5 years  $  148,000   $ 39,000   $  109,000     3-5 years
                            ======================================                ==================================
Intangible assets not
subject to amortization:

Goodwill                    $3,537,000     $ 797,000    $2,740,000                $3,537,000   $797,000   $2,740,000
                            ======================================                ==================================

Amortization expense for intangible assets subject to amortization was $10,000 and $7,000 for the three months ended April 30, 2004 and 2003, respectively.


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

10.      Stock-Based Compensation

         As of April 30, 2004, the Company had two stock-based employee compensation plans, the Amended and Restated 1994 stock option plan and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

Net Income                                      April 30, 2004  April 30, 2003
                                                --------------  --------------
  As reported                                   $      533,000  $      327,000
  Stock compensation expense, net of tax        $     (127,000) $      (74,000)
                                                --------------  --------------
  Pro forma                                     $      406,000  $      253,000

Basic earnings per common share
  As reported                                   $         0.06  $         0.04
  Pro forma                                     $         0.05  $         0.03

Diluted earnings per common share
  As reported                                   $         0.06  $         0.04
  Pro forma                                     $         0.04  $         0.03


11.      Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The adoption of FIN 46 for provisions effective during fiscal year 2004 did not have a material impact on the Company's financial position, cash flows or results of operations.

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

RESULTS OF OPERATIONS
---------------------
REVENUES

Three months ended April 30,                    2004    % Change            2003
                                           -------------------------------------
(Dollars in thousands)

Engineering & Evaluation                   $  15,688       10.3%       $  14,219
Technical Solutions                           11,613       (7.8)%         12,593
                                           ---------                   ---------
  Total revenues                           $  27,301        1.8%       $  26,812
                                           =========                   =========

For the three months ended April 30, 2004, consolidated revenues increased by $489,000 or 1.8% when compared to the same period in fiscal 2004.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2004, Engineering and Evaluation revenues increased by $1,469,000 or 10.3% when compared to the same period in fiscal 2004, primarily due to the additional revenue of $819,000 from the acquisition of DTI Holdings, LLC which was effective on January 1, 2004 and the increases in the Company's testing business on space programs at the Los Angeles facility and the automotive testing in Detroit, Michigan. These increases were partially offset by a decrease in the military testing business at the Camden, Arkansas facility.

Technical Solutions:
--------------------
For the three months ended April 30, 2004, Technical Solutions revenues decreased by $980,000 or 7.8% when compared to the same period in fiscal 2004, due to the continuing weak demand for full-time and contract help in the IT market and a decrease in engineering personnel at a major customer.

GROSS PROFIT
Three months ended April 30,             2004      % Change              2003
                              ------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 4,195        13.6%           $ 3,692
% to segment revenue                     26.7%                          26.0%
Technical Solutions                      1,778        (9.0)%            1,954
% to segment revenue                     15.3%                          15.5%
                              -----------------             ------------------
Total                                  $ 5,973         5.8%           $ 5,646
                              =================             ==================
% to total revenue                       21.9%                          21.1%


Total gross profit for the three months ended April 30, 2004 increased by $327,000 or 5.8% when compared to the same period in fiscal 2004.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2004, gross profit for the Engineering & Evaluation Group increased by $503,000 or 13.6% when compared to the same period in fiscal 2004, primarily as a result of the revenue increases discussed above and an increase in gross profit as a percentage of revenue to 26.7% in the current period compared to 26.0% in the same period in the prior year.

Technical Solutions:
--------------------
For the three months ended April 30, 2004, gross profit decreased by $176,000 or 9.0% in the Technical Solutions Group when compared to the same period in fiscal 2004. This decrease was due to the lower revenues discussed above and the competitive pricing pressures in the staffing industry. Gross profit as a percentage of revenue decreased to 15.3 % from 15.5% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,          2004         % Change         2003
                               -------------------------------------------
(Dollars in thousands)

Engineering & Evaluation           $ 3,399        15.3%           $ 2,947
% to segment revenue                 21.7%                          20.7%
Technical Solutions                  1,659        (8.4)%            1,812
% to segment revenue                 14.3%                          14.4%
                               ------------             ------------------
Total                              $ 5,058         6.3%           $ 4,759
                               ============             ==================
% to total revenue                   18.5%                          17.7%



Total selling, general and administrative expenses increased 299,000 or 6.3% for the three months ended April 30, 2004 when compared to the same period in fiscal 2004.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2004, selling, general and administrative expenses increased by $452,000 when compared to the same period in fiscal 2004, primarily due to research and development costs associated with the development of new test specifications for the emerging wireless technologies and the development of new capabilities to perform testing on new DSL services as specified by DSL forum TR-067. Selling, general and administrative expenses also increased due to the addition of new sales and customer service representatives and additional costs related to the improvement of the Company's internal IT infrastructure and website.

Technical Solutions:
--------------------
For the three months ended April 30, 2004, selling, general and administrative expenses decreased by $153,000 or 8.4% when compared to the same period in fiscal 2004, primarily due to the reduction in selling costs associated with the lower revenues and other administrative cost reductions that the Company made to remain profitable.

OPERATING INCOME
Three months ended April 30,         2004       % Change            2003
                             --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation            $ 796         6.8%             $ 745
% to segment revenue                 5.1%                           5.2%
Technical Solutions                   119       (16.2)%              142
% to segment revenue                 1.0%                           1.1%
                             -------------             ------------------
Total                               $ 915         3.2%             $ 887
                             =============             ==================
% to total revenue                   3.4%                           3.3%


Operating income for the three months ended April 30, 2004 increased by $28,000 or 3.2% when compared to fiscal 2004.

Engineering & Evaluation:
-------------------------
For the three months ended April 30, 2004, operating income in the Engineering & Evaluation Group increased by $51,000 or 6.8% when compared to the same period in fiscal 2004, as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Technical Solutions:
--------------------
For the three months ended April 30, 2004, operating income in the Technical Solutions Group decreased by $23,000 or 16.2% when compared to the same period in fiscal 2004, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

Net interest expense decreased by $55,000 in the three months ended April 30, 2004 when compared to the same period in fiscal 2004. This decrease was principally due to lower interest rate levels for the three months ended April 30, 2004 offset by slightly higher average debt balances for the three months ended April 30, 2004 when compared to the same period last year.

OTHER INCOME

Other income increased by $151,000 in the three months ended April 30, 2004 when compared to the same period in fiscal 2004, primarily due to the gain of $158,000 on the sale of real estate.

INCOME TAXES

The income tax provision rate of 40.2% for the three months ended April 30, 2004 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2005. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

Net income for the three months ended April 30, 2004 was $533,000, an increase of $206,000 or 63.0% compared to the same period in fiscal 2004. This increase was primarily due to the higher gross profit, lower interest expense and higher other income, during the three months ended April 30, 2004, partially offset by higher selling and administrative expenses.


BUSINESS ENVIRONMENT

         In the Engineering & Evaluation segment, the Company's basic service is to provide product certification, product safety testing and product evaluation to ensure its clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism are among the Department of Defense's main initiatives. The Company anticipates budget increases for operational readiness spending as well as research and development spending and has expanded its military testing capabilities, particularly at its Camden, Arkansas facility. Although the general telecommunications market is still weak, the Company is pursuing several opportunities that are developing, particularly in the expanding wireless technology. The Company is actively involved in the development of new industry standards. Zigbee members approved NTS as one of only two companies to provide product certification for the new generation wireless monitoring and control products. NTS was also approved for Universal Serial Bus On-The-Go (USB OTG) device to device communications for wireless products.

         In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to- hire and full time placements to meet its customers' needs. One of the strategies for growth is to extend the offering of the Company's services to the Engineering & Evaluations segment's customers to provide them with technical and engineering personnel as part of a complete suite of certification, registration and test services. The goal is to offer a complete solution to the customers' product development needs, which will include consultants and technical experts provided by the Technical Solutions segment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $1,552,000 in the three months ended April 30, 2004 primarily consisted of net income of $533,000 adjusted for non-cash items of $1,247,000 in depreciation and amortization offset by a decrease of $70,000 of changes in working capital and the effect of the gain on sale of assets of $158,000. The decrease in working capital changes was primarily due to the decreases in accrued expenses and accounts payable, partially offset by an increase in deferred income and deferred taxes. The increase of $1,605,000 in cash provided by operating activities from the three months ended April 30, 2003 to the three months ended April 30, 2004 was primarily the result of the changes in accounts receivable, accounts payable and the higher net income in the current year.

Net cash used for investing activities in the three months ended April 30, 2004 of $1,209,000 was attributable to capital spending of $1,482,000 and cash used in life insurance of $38,000, offset by cash provided from the sale of property of $311,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities increased from the three months ended April 30, 2003 to the three months ended April 30, by $713,000 primarily as a result of the increase in capital spending in the current year.

Net cash provided by financing activities in the three months ended April 30, 2004 of $477,000 consisted of proceeds from borrowings of debt of $902,000, proceeds from stock options exercised of $50,000, offset by cash used for repayment of debt of $475,000. Net cash provided by financing activities increased from the three months ended April 30, 2003 to the three months ended April 30, by $799,000 primarily as a result of the increase in borrowings of debt.

On November 25, 2002, the Company increased the revolving line of credit with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent Bank, retained 60% of the line with First Bank, as the participant Bank, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at April 30, 2004 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit is $2,748,000 as of April 30, 2004. The Company was in full compliance with all of the covenants with its banks as of April 30, 2004.

         The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at April 30, 2004 was $2,049,000. The balance of other notes payable collateralized by land and building was $3,095,000, and the balance of unsecured notes was $587,000 at April 30, 2004.

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

        (b)   Reports on Form 8-K

              On March 22, 2004, the Company filed a current report on Form 8-K/A related to the pro forma financial information required for the acquisition of all of the assets and business of DTI Holdings, LLC.

              On April 28, 2004, the Company filed a current report on Form 8-K related to the announcement of its financial results for the year and quarter ended January 31, 2004.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NATIONAL TECHNICAL SYSTEMS, INC.



Date:       June 10, 2004            By:          /s/ Lloyd Blonder
                                        ---------------------------------------
                                                     Lloyd Blonder
                                                     Senior Vice President
                                                     Chief Financial Officer

                                                     (Signing on behalf of the
                                                     registrant and as principal
                                                     financial officer)