Form 10-Q
period 2004-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2004-09-13
CIK 110536

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

(mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended July 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            24007 Ventura Boulevard, Suite 200, Calabasas, California
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

YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

The number of shares of common stock, no par value, outstanding as of September 8, 2004 was 8,958,370.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION                                           Page No.

Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets as of
            July 31, 2004 (unaudited) and January 31, 2004                  3

            Unaudited Condensed Consolidated Statements of Income
            For the Six Months Ended July 31, 2004 and 2003                 4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended July 31, 2004 and 2003               5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2004 and 2003                 6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                11

Item 4. Controls and Procedures                                            18

PART II. OTHER INFORMATION & SIGNATURE

Item 4  Submission of Matters to a Vote of Security Holders                20

Item 6. Exhibits and Reports on Form 8-K                                   21

PART I - FINANCIAL

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                          July 31,          January 31,
                                                                                            2004               2004
                                       ASSETS                                            (unaudited)
                                                                                         -------------------------------
CURRENT ASSETS:
   Cash                                                                                  $  3,231,000       $  4,661,000
   Accounts receivable, less allowance for doubtful accounts
     of $1,030,000 at July 31, 2004 and $938,000 at January 31, 2004                       19,461,000         18,822,000
   Income taxes receivable                                                                    891,000            320,000
   Inventories                                                                              1,663,000          1,995,000
   Deferred tax assets                                                                      1,096,000          1,184,000
   Prepaid expenses                                                                         1,108,000            827,000
                                                                                         -------------------------------
     Total current assets                                                                  27,450,000         27,809,000

Property, plant and equipment, at cost                                                     87,221,000         83,312,000
Less: accumulated depreciation                                                            (55,823,000)       (53,357,000)
                                                                                         -------------------------------
     Net property, plant and equipment                                                     31,398,000         29,955,000

Goodwill                                                                                    2,740,000          2,740,000
Other assets                                                                                3,305,000          3,128,000
                                                                                         -------------------------------

            TOTAL ASSETS                                                                 $ 64,893,000       $ 63,632,000
                                                                                         ============       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                      $  3,821,000       $  4,485,000
   Accrued expenses                                                                         3,567,000          3,514,000
   Income taxes payable                                                                            --             23,000
   Deferred income                                                                            682,000            185,000
   Current installments of long-term debt                                                     915,000          1,052,000
                                                                                         -------------------------------
     Total current liabilities                                                              8,985,000          9,259,000

Long-term debt, excluding current installments                                             19,966,000         19,754,000
Deferred income taxes                                                                       5,235,000          4,875,000
Deferred compensation                                                                         839,000            799,000
Minority interest                                                                              68,000            113,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued                         --                 --
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 8,953,000 as of July 31, 2004 and  8,863,000 as of January 31, 2004        13,953,000         13,760,000
   Retained earnings                                                                       15,898,000         15,123,000
   Accumulated other comprehensive income                                                     (51,000)           (51,000)
                                                                                         -------------------------------
     Total shareholders' equity                                                            29,800,000         28,832,000
                                                                                         -------------------------------

                                                                                         -------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 64,893,000       $ 63,632,000
                                                                                         ===============================

See accompanying notes.

ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Six Months Ended July 31,

                                                          2004               2003
                                                      -------------------------------
Net revenues                                          $ 54,422,000       $ 54,049,000
Cost of sales                                           42,574,000         42,125,000
                                                      -------------------------------
     Gross profit                                       11,848,000         11,924,000

Selling, general and administrative expense             10,337,000         10,024,000
                                                      -------------------------------
   Operating income                                      1,511,000          1,900,000
Other expense:
   Interest expense, net                                  (523,000)          (605,000)
   Other                                                   163,000              7,000
                                                      -------------------------------
Total other expense                                       (360,000)          (598,000)

Income before income taxes and minority interest         1,151,000          1,302,000
Income taxes                                               421,000            602,000
                                                      -------------------------------

Income before minority interest                            730,000            700,000
Minority interest                                           45,000            (32,000)
                                                      -------------------------------

Net income                                            $    775,000       $    668,000
                                                      ===============================

Net income per common share:
  Basic                                               $       0.09       $       0.08
                                                      ===============================
  Diluted                                             $       0.08       $       0.07
                                                      ===============================

Weighted average common shares outstanding               8,902,000          8,625,000
Dilutive effect of stock options                           668,000            480,000
                                                      -------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,570,000          9,105,000
                                                      ===============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended July 31,

                                                          2004               2003
                                                      -------------------------------
Net revenues                                          $ 27,121,000       $ 27,237,000
Cost of sales                                           21,246,000         20,959,000
                                                      -------------------------------
     Gross profit                                        5,875,000          6,278,000

Selling, general and administrative expense              5,279,000          5,265,000
                                                      -------------------------------
   Operating income                                        596,000          1,013,000
Other income (expense):
   Interest expense, net                                  (271,000)          (298,000)
   Other                                                    11,000              6,000
                                                      -------------------------------
Total other expense                                       (260,000)          (292,000)

Income before income taxes and minority interest           336,000            721,000
Income taxes                                                93,000            351,000
                                                      -------------------------------

Income before minority interest                            243,000            370,000
Minority interest                                           (1,000)           (29,000)
                                                      -------------------------------

Net income                                            $    242,000       $    341,000
                                                      ============       ============

Net income per common share:
  Basic                                               $       0.03       $       0.04
                                                      ============       ============
  Diluted                                             $       0.03       $       0.04
                                                      ============       ============

Weighted average common shares outstanding               8,929,000          8,635,000
Dilutive effect of stock options                           612,000            600,000
                                                      -------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,541,000          9,235,000
                                                      ===============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2004 and 2003

                                                                                           2004              2003
                                                                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $   775,000       $   668,000

Adjustments to reconcile net income from continuing operations to cash provided by (used for) operating activities:
  Depreciation and amortization                                                           2,525,000         2,353,000
  Provisions for losses (recoveries) on receivables                                          91,000            97,000
  Gain on sale of assets                                                                   (158,000)
  Undistributed earnings of affiliate                                                       (45,000)           32,000
  Deferred income taxes                                                                     448,000           407,000
  Tax benefit from stock options exercised                                                       --            12,000
  Changes in assets and liabilities (net of acquisition):
    Accounts receivable                                                                    (730,000)        1,121,000
    Inventories                                                                             332,000           422,000
    Prepaid expenses                                                                       (281,000)         (220,000)
    Other assets and intangibles                                                           (109,000)         (339,000)
    Accounts payable                                                                       (664,000)         (807,000)
    Accrued expenses                                                                         53,000          (214,000)
    Income taxes payable                                                                    (23,000)               --
    Deferred income                                                                         497,000           583,000
    Deferred compensation                                                                    40,000            36,000
    Income taxes receivable                                                                (571,000)         (129,000)
                                                                                        -----------------------------
Cash provided by operating activities                                                     2,180,000         4,022,000
                                                                                        -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                              (3,068,000)       (1,620,000)
  Sale of property, plant and equipment                                                     311,000                --
  Investment in life insurance                                                              (88,000)          (67,000)
  Acquisition of assets, net of cash                                                     (1,033,000)               --
                                                                                        -----------------------------
Net cash used for investing activities                                                   (3,878,000)       (1,687,000)
                                                                                        -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                                  906,000            55,000
  Repayments of current and long-term debt                                                 (831,000)       (1,287,000)
  Proceeds from stock issuance                                                              193,000            62,000
  Common stock repurchase                                                                        --           (37,000)
                                                                                        -----------------------------
Net cash provided by (used for) financing activities                                        268,000        (1,207,000)
                                                                                        -----------------------------

Net increase (decrease) in cash                                                          (1,430,000)        1,128,000
Beginning cash balance                                                                    4,661,000         3,559,000
                                                                                        -----------------------------

ENDING CASH BALANCE                                                                     $ 3,231,000       $ 4,687,000
                                                                                        =============================

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

      The statements presented as of and for the three and six months ended July 31, 2004 and 2003 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $93,000 and $421,000 for the three and six months ended July 31, 2004, respectively, and $351,000 and $602,000 for the three and six months ended July 31, 2003, respectively.

3.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

4.    Interest and Taxes

      Cash paid for interest and taxes for the six months ended July 31, 2004 was $536,000 and $574,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 2003 was $608,000 and $492,000, respectively.

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

8.    Intangible Assets

      The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairments through July 31, 2004.

As of July 31, 2004 and January 31, 2004, the Company had the following acquired intangible assets:

                                                          July 31, 2004
                                  ---------------------------------------------------------------
                                     Gross                              Net           Estimated
                                   Carrying          Accum.          Carrying          Useful
                                    Amount           Amort.           Amount            Life
Intangible assets subject to
amortization:

Covenant not to compete           $   148,000      $    59,000      $    89,000       3-5 years
                                  =============================================
Intangible assets not
subject to amortization:

Goodwill                          $ 3,537,000      $   797,000      $ 2,740,000
                                  =============================================


                                                        January 31, 2004
                                  ---------------------------------------------------------------
                                     Gross                              Net           Estimated
                                   Carrying          Accum.          Carrying          Useful
                                    Amount           Amort.           Amount            Life
Intangible assets subject to
amortization:

Covenant not to compete           $   148,000      $    39,000      $   109,000       3-5 years
                                  ===========      ===========      ===========
Intangible assets not
subject to amortization:

Goodwill                          $ 3,537,000      $   797,000      $ 2,740,000
                                  ===========      ===========      ===========

Amortization expense for intangible assets subject to amortization was $20,000 and $14,000 for the six months ended July 31, 2004 and 2003, respectively.

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

10.   Stock-Based Compensation

      As of July 31, 2004, the Company had two stock-based employee compensation plans, the Amended and Restated 1994 stock option plan and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                                    Six Months Ended                  Three Months
                                                        July 31,                        July 31,
                                               --------------------------      -------------------------
                                                  2004            2003            2004            2003
                                                  ----            ----            ----            ----
Net Income
   As reported                                 $ 775,000       $ 668,000       $ 242,000       $ 341,000
   Stock compensation expense, net of tax       (271,000)       (162,000)       (144,000)        (88,000)
                                               ---------------------------------------------------------
   Pro forma                                   $ 504,000       $ 506,000       $  98,000       $ 253,000

Basic earnings per common share
   As reported                                     $0.09           $0.08           $0.03           $0.04
   Pro forma                                       $0.06           $0.06           $0.01           $0.03

Diluted earnings per common share
   As reported                                     $0.08           $0.07           $0.03           $0.04
   Pro forma                                       $0.05           $0.06           $0.01           $0.03

11.   Recently Issued Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The adoption of FIN 46 did not have a material impact on the Company's financial position, cash flows or results of operations.

12.   Acquisition of Assets

      On July 30, 2004, AETL Testing Inc. (a Canadian Corporation), a wholly-owned subsidiary of the Company ("AETL"), acquired substantially all of the fixed assets of a Canadian Test Laboratory involved in the testing of telecommunication equipment, located in Calgary, Alberta, Canada, for a total purchase price of $1,033,000. By making this acquisition, the Company intends to expand its presence to Canada and increase its opportunities in the testing of telecommunication equipment.

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

OVERVIEW

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

      The Company operates in two segments: "Engineering & Evaluation" and "Technical Solutions". The business of the Company is conducted by a number of operating units, each with its own management and profit center. Each segment is under the direction of its own executive and operational management team. In making financial and operational decisions, NTS relies on an internal management reporting process that provides revenue and operating cost information for each of its operating units. Revenues and booking activities are also tracked by industry.

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the United States, Japan and Germany serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

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

RESULTS OF OPERATIONS
REVENUES
Six months ended July 31,                2004      % Change       2003
                                       ---------------------------------
(Dollars in thousands)

Engineering & Evaluation               $31,317        4.8%       $29,877
Technical Solutions                     23,105       (4.4)%       24,172
                                       -------                   -------
  Total revenues                       $54,422        0.7%       $54,049
                                       =======                   =======

For the six months ended July 31, 2004, consolidated revenues increased by $373,000 or 0.7% when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the six months ended July 31, 2004, Engineering and Evaluation revenues increased by $1,440,000 or 4.8% when compared to the same period in fiscal 2004, primarily due to revenues of $1,741,000 from the acquisition of DTI Holdings, LLC, located in Rustburg, Virginia, which was effective on January 1, 2004, and the increases in the Company's space and automotive testing businesses. The Company also experienced an improvement in its computer testing business in Japan. These increases were partially offset by the decrease in the passive fiber optic testing business and the decrease in defense related business at the Camden, Arkansas facility, which included revenues from a major contract related to the war on terrorism. The contract was completed during the second quarter of the prior year.

Technical Solutions:

For the six months ended July 31, 2004, revenues in Technical Solutions decreased by $1,067,000 or 4.4% when compared to the same period in fiscal 2004, due to the continued weakness in the IT market staffing business.

GROSS PROFIT
Six months ended July 31,               2004       % Change       2003
                                       ---------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 8,212         1.2%     $ 8,115
% to segment revenue                      26.2%                    27.2%

Technical Solutions                      3,636        (4.5)%      3,809
% to segment revenue                      15.7%                    15.8%
                                       -------                  -------
Total                                  $11,848        (0.6)%    $11,924
                                       =======                  =======
% to total revenue                        21.8%                    22.1%

Total gross profit for the six months ended July 31, 2004 decreased by $76,000 or 0.6% when compared to the same period in fiscal 2003.

Engineering & Evaluation:

For the six months ended July 31, 2004, gross profit for the Engineering & Evaluation Group increased by $97,000 or 1.2% when compared to the same period in fiscal 2004, primarily as a result of the revenue increase discussed above. However, the gross profit margin as a percentage of revenues decreased in the current year primarily due to the decreases in gross profit from the passive fiber optic testing business and completion of the Camden, Arkansas project, as noted above.

Technical Solutions:

For the six months ended July 31, 2004, gross profit decreased by $173,000 or 4.5% in the Technical Solutions Group when compared to the same period in fiscal 2004, primarily as a result of the revenue decrease discussed above. Gross profit margin as a percentage of revenues remained approximately the same when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,               2004       % Change      2003
                                       ---------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 7,023        10.1%     $ 6,378
% to segment revenue                      22.4%                    21.3%

Technical Solutions                      3,314        (9.1)%      3,646
% to segment revenue                      14.3%                    15.1%
                                       -------                  -------
Total                                  $10,337         3.1%     $10,024
                                       =======                  =======
% to total revenue                        19.0%                    18.5%

Total selling, general and administrative expenses increased $313,000 or 3.1% for the six months ended July 31, 2004 when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the six months ended July 31, 2004, selling, general and administrative expenses increased by $645,000 or 10.1% when compared to the same period in fiscal 2004, primarily due to one-time start-up costs associated with the development of new test specifications for the emerging wireless technologies and the development of capabilities to perform testing on new DSL services, and one-time costs incurred by the Company to prepare for Section 404 of the Sarbanes-Oxley Act, that makes reporting on internal controls mandatory for all SEC registrants. Selling, general and administrative expenses also increased due to sales costs related to efforts to expand the Company nationally and internationally, the addition of new sales and customer service representatives and costs related to the improvement of the Company's internal IT infrastructure and website.

Technical Solutions:

For the six months ended July 31, 2004, selling, general and administrative expenses decreased by $332,000 or 9.1% when compared to the same period in fiscal 2004, primarily due to the reduction in selling costs associated with the lower revenues and other administrative cost reductions.

OPERATING INCOME
Six months ended July 31,                2004      % Change      2003
                                       ---------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 1,189       (31.5)%    $ 1,737
% to segment revenue                       3.8%                     5.8%

Technical Solutions                        322        97.5%         163
% to segment revenue                       1.4%                     0.7%
                                       -------                  -------
Total                                  $ 1,511       (20.5)%    $ 1,900
                                       =======                  =======
% to total revenue                         2.8%                     3.5%

Operating income for the six months ended July 31, 2004 decreased by $389,000 or 20.5% when compared to fiscal 2004.

Engineering & Evaluation:

For the six months ended July 31, 2004, operating income in the Engineering & Evaluation Group decreased by $548,000 or 31.5% when compared to the same period in fiscal 2004, as a result of the increase in selling, general and administrative expenses discussed above, partially offset by a slight increase in gross profit discussed above.

Technical Solutions:

For the six months ended July 31, 2004, operating income in the Technical Solutions Group increased by $159,000 or 97.5% when compared to the same period in fiscal 2004, as a result of the decrease in selling and general and administrative expenses discussed above, partially offset by the decrease in gross profit discussed above.

INTEREST EXPENSE

Net interest expense decreased by $82,000 in the six months ended July 31, 2004 when compared to the same period in fiscal 2004. This decrease was principally due to lower interest rate levels for the six months ended July 31, 2004, partially offset by slightly higher average debt balances during the six months ended July 31, 2004, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 36.6% for the six months ended July 31, 2004 reflects a rate in excess of the U.S. federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. This rate is based on the estimated provision for fiscal year ending January 31, 2005 and is lower than normal due to the earnings associated with the Company's foreign subsidiary which significantly increased in the second quarter and are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided for this subsidiary. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the six months ended July 31, 2004, compared to the same period in fiscal 2004, was primarily due to the increase in other income and minority interest, decrease in interest expense and income taxes, partially offset by a lower operating income.

The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

RESULTS OF OPERATIONS
REVENUES
Three months ended July 31,              2004      % Change     2003
                                       --------------------------------
(Dollars in thousands)

Engineering & Evaluation               $15,629       (0.2)%    $15,658
Technical Solutions                     11,492       (0.8)%     11,579
                                       -------                 -------
  Total revenues                       $27,121       (0.4)%    $27,237
                                       =======                 =======

For the three months ended July 31, 2004, consolidated revenues decreased by $116,000 or 0.4% when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the three months ended July 31, 2004, Engineering and Evaluation revenues decreased by $29,000 or 0.2% when compared to the same period in fiscal 2004, primarily due to the decrease in the passive fiber optic testing business and the decrease in defense related business at the Camden, Arkansas facility which included revenues from a major contract related to the war on terrorism that was completed in the prior year. These decreases were partially offset by revenues of $922,000 from the acquisition of DTI Holdings, LLC, located in Rustburg, Virginia, which was effective on January 1, 2004 and the increases in the Company's space and automotive testing businesses. The Company also experienced an improvement in its computer testing business in Japan.

Technical Solutions:

For the three months ended July 31, 2004, Technical Solutions revenues decreased by $87,000 or 0.8% when compared to the same period in fiscal 2004, due to the continued weakness in the IT market staffing business and the sluggish economy.

GROSS PROFIT
Three months ended July 31,             2004       % Change      2003
                                       --------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 4,017       (9.2)%    $ 4,423
% to segment revenue                      25.7%                   28.2%

Technical Solutions                      1,858        0.2%       1,855
% to segment revenue                      16.2%                   16.0%
                                       -------                 -------
Total                                  $ 5,875       (6.4)%    $ 6,278
                                       =======                 =======
% to total revenue                        21.7%                   23.0%

Total gross profit for the three months ended July 31, 2004 decreased by $403,000 or 6.4% when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the three months ended July 31, 2004, gross profit for the Engineering & Evaluation Group decreased by $406,000 or 9.2% when compared to the same period in fiscal 2004, primarily as a result of the revenue decreases discussed above. Gross profit as a percentage of revenue decreased to 25.7% from 28.2% when compared to the same period in the prior year, primarily due to the effect of fixed costs and competitive pricing pressures.

Technical Solutions:

For the three months ended July 31, 2004, gross profit increased by $3,000 or 0.2% in the Technical Solutions Group when compared to the same period in fiscal 2004. This increase is primarily due to a slight improvement in contract margins. Gross profit as a percentage of revenue increased slightly to 16.2 % from 16.0% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,               2004     % Change      2003
                                       --------------------------------
(Dollars in thousands)

Engineering & Evaluation               $ 3,624        5.6%     $ 3,431
% to segment revenue                      23.2%                   21.9%

Technical Solutions                      1,655       (9.8)%      1,834
% to segment revenue                      14.4%                   15.8%
                                       -------                 -------
Total                                  $ 5,279        0.3%     $ 5,265
                                       =======                 =======
% to total revenue                        19.5%                   19.3%

Total selling, general and administrative expenses increased $14,000 or 0.3% for the three months ended July 31, 2004 when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the three months ended July 31, 2004, selling, general and administrative expenses increased by $193,000 or 5.6% when compared to the same period in fiscal 2004, primarily due to one-time start-up costs associated with the development of new test specifications for the emerging wireless technologies and the development of capabilities to perform testing on new DSL services, and one-time costs incurred by the Company to prepare for Section 404 of the Sarbanes-Oxley Act. Selling, general and administrative expenses also increased due to sales costs related to efforts to expand the Company nationally and internationally, the addition of new sales and customer service representatives and costs related to the improvement of the Company's internal IT infrastructure and website.

Technical Solutions:

For the three months ended July 31, 2004, selling, general and administrative expenses decreased by $179,000 or 9.8% when compared to the same period in fiscal 2004, primarily due to the reduction in selling costs associated with the lower revenues and other administrative cost reductions.

OPERATING INCOME
Three months ended July 31,              2004      % Change     2003
                                       --------------------------------
(Dollars in thousands)

Engineering & Evaluation               $   393      (60.4)%    $   992
% to segment revenue                       2.5%                    6.3%

Technical Solutions                        203      866.7%          21
% to segment revenue                       1.8%                    0.2%
                                       -------                 -------
Total                                  $   596      (41.2)%    $ 1,013
                                       =======                 =======
% to total revenue                         2.2%                    3.7%


Operating income for the three months ended July 31, 2004 decreased by $417,000 or 41.2% when compared to fiscal 2004.

Engineering & Evaluation:

For the three months ended July 31, 2004, operating income in the Engineering & Evaluation Group decreased by $599,000 or 60.4% when compared to the same period in fiscal 2004, as a result of the decrease in gross profit and the increase in selling and general and administrative expenses discussed above.

Technical Solutions:

For the three months ended July 31, 2004, operating income in the Technical Solutions Group increased by $182,000 or 866.7% when compared to the same period in fiscal 2004, primarily as a result of the decrease in selling and general and administrative expenses.

INTEREST EXPENSE

Net interest expense decreased by $27,000 in the three months ended July 31, 2004 when compared to the same period in fiscal 2004. This decrease was principally due to lower interest rate levels for the three months ended July 31, 2004, offset by slightly higher average debt balances for the three months ended July 31, 2004 when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 27.7% for the three months ended July 31, 2004 reflects a rate that is lower than the U.S. federal statutory rate due to the earnings associated with the Company's foreign subsidiary which significantly increased in the second quarter and are considered to be permanently invested and no provision for U.S. federal or state income taxes is provided for this subsidiary. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The decrease in net income for the three months ended July 31, 2004, compared to the same period in fiscal 2004, was primarily due to the lower operating income, partially offset by lower interest expense and lower income taxes.

BUSINESS ENVIRONMENT

Engineering & Evaluation:

The Company provides product certification, product safety testing and product evaluation to ensure its high tech clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense and advanced technology systems. As a result, the Company has diversified, added and continues to add, capability to provide high tech product compliance services for the telecommunications industry, both domestically and internationally. The Company currently offers a complete suite of product certification (NEBS testing) in its laboratories in California, Massachusetts, Texas and Germany to support legacy communication networks. Regional Bell operating companies are now upgrading their networks for fiber transmission and DSL services. NTS has recently achieved approvals, and recently developed in California test suites, to certify passive fiber components and DSL modems for the Regional Bell operating companies. NTS believes fiber certification and DSL certification are emerging markets and NTS, with its recent approvals and recently developed test suites is well positioned to service the demand. In addition, NTS believes that certification of wireless products is an emerging market and NTS has recently invested personnel and capital to develop test specifications and test suites to service this future business need. In addition, NTS has experienced an increased need for environmental testing for satellite and automotive components. The Company believes this need will continue for the foreseeable future.

The Company anticipates budget increases for operational readiness spending as well as research and development spending for homeland security and defeating terrorism. As products are developed for these activities, the Company is well positioned to meet the test and evaluation requirements. The Company's Camden facility performed a major weapons testing program last year which resulted in a one time significant growth of revenue and margin. The Company does not foresee in the immediate future a similar program to replace this activity. However, the Company believes the demand for overall defense related testing will continue to increase for the foreseeable future. The Company's Santa Clarita facility, its largest aerospace facility, continues to experience a decline in sales during this period, following construction of a public highway immediately adjacent to the Santa Clarita facility. A portion of the highway was built on real property taken from the Company by eminent domain. The Company is seeking, through the appeal process, appropriate compensation for the taking of the Company's property. In an effort to maintain the economic viability of the facility, several new capabilities have been added which include fuel cell testing, upgraded acoustical testing, clean environment satellite testing and installation of a high pressure air system. New business is currently being booked for these services. The Fullerton facility performed extensive passive fiber optics component testing in accordance with the Fiber Distributing Frames Certification. These tests resulted in significant revenue and margin growth for this facility. This level of activity has reduced significantly as market demands subsided. The Company does not believe the demand level for this specific activity will be repeated in the foreseeable future. However, the Company does believe the demand for general Passive Fiber Component Certification will continue, as Regional Bell operating companies continue to upgrade their networks.

Technical Staffing:

The Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs. One of the strategies for growth is to extend the offering of the Company's technical staffing services to the Engineering & Evaluations segment's customers to provide them with technical and engineering personnel as part of a complete suite of certification, registration and test services. The goal is to offer a complete solution to the customers' product development needs, which include consultants and technical experts provided by Technical Staffing.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $2,180,000 in the six months ended July 31, 2004 primarily consisted of net income of $775,000 adjusted for non-cash items of $2,525,000 in depreciation and amortization offset by a decrease of $962,000 of changes in working capital and the effect of the gain on sale of assets of $158,000. The decrease in working capital changes was primarily due to the decreases in accounts receivable, prepaid expenses, accounts payable and income taxes receivable, partially offset by an increase in deferred income and inventories. The decrease of $1,842,000 in cash provided by operating activities from the six months ended July 31, 2003 to the six months ended July 31, 2004 was primarily the result of the changes in accounts receivable and income taxes receivable.

Net cash used for investing activities in the six months ended July 31, 2004 of $3,878,000 was attributable to capital spending of $3,068,000, the acquisition of the Canadian test laboratory for $1,033,000 and cash used in life insurance of $88,000, offset by cash provided from the sale of property of $311,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities increased from the six months ended July 31, 2003 to the six months ended July 31, 2004, by $2,191,000 primarily as a result of the increase in capital spending in the current year and the acquisition of the Canadian test laboratory.

Net cash provided by financing activities in the six months ended July 31, 2004 of $268,000 consisted of proceeds from borrowings of debt of $906,000, proceeds from stock options exercised of $193,000, offset by cash used for repayment of debt of $831,000. Net cash provided by financing activities increased from the six months ended July 31, 2003 to the six months ended July 31, 2004, by $1,475,000 primarily as a result of the increase in borrowings of debt and the decrease in repayments of debt.

On November 25, 2002, the Company increased the revolving line of credit with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent Bank, retained 60% of the line with First Bank, as the participant Bank, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent bank's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at July 31, 2004 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit was $998,000 as of July 31, 2004. The Company is currently in negotiations with its banks to increase its line of credit. The Company was in full compliance with all of the covenants with its banks as of July 31, 2004.

      The Company has additional equipment line of credit agreements (at interest rates of 7.60 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at July 31, 2004 was $1,769,000. The balance of other notes payable collateralized by land and building was $3,054,000, and the balance of unsecured notes was $556,000 at July 31, 2004.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of shareholders held on June 28, 2004, four nominees of the Board of Directors were elected directors for three year terms as Class II Directors expiring on the date of the annual meeting in 2007. The votes were as follows:

      --------------------------------------------------------------------
                                                   For            Withheld
      --------------------------------------------------------------------
      Ralph Clements                            7,606,397          827,233
      --------------------------------------------------------------------
      Aaron Cohen                               7,723,875          709,755
      --------------------------------------------------------------------
      Donald Tringali                           7,606,471          827,159
      --------------------------------------------------------------------
      Dan Yates                                 7,724,402          709,228
      --------------------------------------------------------------------

The shareholders of the Company voted to ratify Ernst & Young LLP as auditors for the year ending January 31, 2005. The results of the vote of the shareholders were as follows:

      --------------------------------------------------------------------------
                                                     For       Against  Abstain
      --------------------------------------------------------------------------
      Ratify Ernst & Young LLP as auditors for
      the year ending January 31, 2005            8,426,874     6,201     555
      --------------------------------------------------------------------------

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

            NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL TECHNICAL SYSTEMS, INC.


Date: September 10, 2004                        By:     /s/ Lloyd Blonder
                                                   -----------------------------
                                                Lloyd Blonder
                                                Senior Vice President
                                                Chief Financial Officer

                                                (Signing on behalf of the
                                                registrant and as principal
                                                financial officer)