Form 10-Q
period 2004-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2004-12-15
CIK 110536

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

(mark one)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended October 31, 2004

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

YES |X| NO|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

The number of shares of common stock, no par value, outstanding as of December 6, 2004 was 9,009,927.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION                                           Page No.

Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets as of
              October 31, 2004 (unaudited) and January 31, 2004             3

             Unaudited Condensed Consolidated Statements of Income
             For the Nine Months Ended October 31, 2004 and 2003            4

             Unaudited Condensed Consolidated Statements of Income
             For the Three Months Ended October 31, 2004 and 2003           5

             Unaudited Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended October 31, 2004 and 2003            6

             Notes to the Unaudited Condensed Consolidated Financial
             Statements                                                     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                10

Item 4. Controls and Procedures                                            19

PART II. OTHER INFORMATION & SIGNATURE

Item 6. Exhibits and Reports on Form 8-K                                   20

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                         October 31,     January 31,
                                                                                            2004            2004
                                   ASSETS                                                (unaudited)
                                                                                         ----------------------------
CURRENT ASSETS:
   Cash                                                                                  $  3,994,000    $  4,661,000
   Accounts receivable, less allowance for doubtful accounts
     of $943,000 at October 31, 2004 and $938,000 at January 31, 2004                      19,212,000      18,822,000
   Income taxes receivable                                                                    858,000         320,000
   Inventories                                                                              1,775,000       1,995,000
   Deferred tax assets                                                                      1,193,000       1,184,000
   Prepaid expenses                                                                           939,000         827,000
                                                                                         ----------------------------
     Total current assets                                                                  27,971,000      27,809,000

Property, plant and equipment, at cost                                                     88,617,000      83,312,000
Less: accumulated depreciation                                                            (57,034,000)    (53,357,000)
                                                                                         ----------------------------
     Net property, plant and equipment                                                     31,583,000      29,955,000

Goodwill                                                                                    2,740,000       2,740,000
Other assets                                                                                3,561,000       3,128,000
                                                                                         ----------------------------

            TOTAL ASSETS                                                                 $ 65,855,000    $ 63,632,000
                                                                                         ============================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                      $  3,725,000    $  4,485,000
   Accrued expenses                                                                         3,476,000       3,514,000
   Income taxes payable                                                                            --          23,000
   Deferred income                                                                            424,000         185,000
   Current installments of long-term debt                                                   1,004,000       1,052,000
                                                                                         ----------------------------
     Total current liabilities                                                              8,629,000       9,259,000

Long-term debt, excluding current installments                                             20,629,000      19,754,000
Deferred income taxes                                                                       5,424,000       4,875,000
Deferred compensation                                                                         869,000         799,000
Minority interest                                                                              91,000         113,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued                         --              --
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 8,992,000 as of October 31, 2004 and  8,863,000 as of January 31, 2004     14,028,000      13,760,000
   Retained earnings                                                                       16,217,000      15,123,000
   Accumulated other comprehensive income                                                     (32,000)        (51,000)
                                                                                         ----------------------------
     Total shareholders' equity                                                            30,213,000      28,832,000
                                                                                         ----------------------------

                                                                                         ----------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 65,855,000    $ 63,632,000
                                                                                         ============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Nine Months Ended October 31,

                                                       2004           2003
                                                    --------------------------

Net revenues                                        $80,715,000    $79,640,000

Cost of sales                                        63,041,000     61,916,000
                                                    --------------------------
     Gross profit                                    17,674,000     17,724,000

Selling, general and administrative expense          15,414,000     15,111,000
                                                    --------------------------
   Operating income                                   2,260,000      2,613,000
Other income (expense):
   Interest expense, net                               (787,000)      (855,000)
   Other Income                                         157,000         50,000
                                                    --------------------------
Total other expense                                    (630,000)      (805,000)

Income before income taxes and minority interest      1,630,000      1,808,000
Income taxes                                            558,000        838,000
                                                    --------------------------

Income before minority interest                       1,072,000        970,000
Minority interest                                        22,000        (29,000)
                                                    --------------------------

Net income                                          $ 1,094,000    $   941,000
                                                    ==========================

Net income per common share:
  Basic                                             $      0.12    $      0.11
                                                    ==========================
  Diluted                                           $      0.11    $      0.10
                                                    ==========================

Weighted average common shares outstanding            8,924,000      8,629,000
Dilutive effect of stock options                        622,000        531,000
                                                    --------------------------
Weighted average common shares outstanding,
  assuming dilution                                   9,546,000      9,160,000
                                                    ==========================

See accompanying notes

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended October 31,

                                                            2004           2003
                                                        --------------------------
Net revenues                                            $26,293,000    $25,591,000
Cost of sales                                            20,467,000     19,791,000
                                                        --------------------------
     Gross profit                                         5,826,000      5,800,000

Selling, general and administrative expense               5,077,000      5,087,000
                                                        --------------------------
   Operating income                                         749,000        713,000
Other income (expense):
   Interest expense, net                                   (264,000)      (250,000)
   Other                                                     (6,000)        43,000
                                                        --------------------------
Total other expense                                        (270,000)      (207,000)

Income before income taxes and minority interest            479,000        506,000
Income taxes                                                137,000        236,000
                                                        --------------------------

Income before minority interest                             342,000        270,000
Minority interest                                           (23,000)         3,000
                                                        --------------------------

Net income                                              $   319,000    $   273,000
                                                        ==========================

Net income per common share:
  Basic                                                 $      0.04    $      0.03
                                                        ==========================
  Diluted                                               $      0.03    $      0.03
                                                        ==========================

Weighted average common shares outstanding                8,969,000      8,637,000
Dilutive effect of stock options                            521,000        588,000
                                                        --------------------------
Weighted average common shares outstanding,
  assuming dilution                                       9,490,000      9,225,000
                                                        ==========================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2004 and 2003

                                                                                      2004          2003
                                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 1,094,000    $   941,000

Adjustments to reconcile net income to cash provided
by operating activities:
  Depreciation and amortization                                                     3,746,000      3,530,000
  Provisions for losses (recoveries) on receivables                                     5,000         97,000
  Gain on sale of assets                                                             (158,000)            --
  Undistributed earnings of affiliate                                                 (22,000)        29,000
  Deferred income taxes                                                               540,000        487,000
  Tax benefit from stock options exercised                                                 --         23,000
  Changes in assets and liabilities (net of acquisition):
    Accounts receivable                                                              (395,000)     1,830,000
    Inventories                                                                       220,000        623,000
    Prepaid expenses                                                                 (112,000)      (409,000)
    Other assets and intangibles                                                     (333,000)      (260,000)
    Accounts payable                                                                 (760,000)    (1,281,000)
    Accrued expenses                                                                  (38,000)      (839,000)
    Income taxes payable                                                              (23,000)            --
    Deferred income                                                                   239,000        334,000
    Deferred compensation                                                              70,000         67,000
    Income taxes receivable                                                          (538,000)      (137,000)
                                                                                  --------------------------
Cash provided by operating activities                                               3,535,000      5,035,000
                                                                                  --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                        (4,464,000)    (2,802,000)
  Sale of property, plant and equipment                                               311,000             --
  Investment in life insurance                                                       (130,000)      (118,000)
  Acquisition of assets, net of cash                                               (1,033,000)            --
                                                                                  --------------------------
Net cash used for investing activities                                             (5,316,000)    (2,920,000)
                                                                                  --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                          1,994,000        294,000
  Repayments of current and long-term debt                                         (1,167,000)    (1,743,000)
  Proceeds from stock issuance                                                        268,000        125,000
  Common stock repurchase                                                                  --       (105,000)
                                                                                  --------------------------
Net cash provided by (used for) financing activities                                1,095,000     (1,429,000)
                                                                                  --------------------------
Effect of exchange rate changes on cash and cash equivalents                           19,000             --
                                                                                  --------------------------

Net increase (decrease) in cash                                                      (667,000)       686,000
Beginning cash balance                                                              4,661,000      3,559,000
                                                                                  --------------------------

ENDING CASH BALANCE                                                               $ 3,994,000    $ 4,245,000
                                                                                  ==========================

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

      The statements presented as of and for the three and nine months ended October 31, 2004 and 2003 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $137,000 and $558,000 for the three and nine months ended October 31, 2004, respectively, and $236,000 and $838,000 for the three and nine months ended October 31, 2003, respectively.

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three and nine months ended October 31, 2004 other comprehensive income was $19,000. Other comprehensive income was $0 for the three and nine months ended October 31, 2003. The tax effect related to foreign currency translation adjustments is immaterial and has not been recognized as part of comprehensive income or in accumulated other comprehensive income.

4.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2004 was $823,000 and $590,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2003 was $872,000 and $523,000, respectively.

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

9.    Intangible Assets

      The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairments through October 31, 2004.

      As of October 31, 2004 and January 31, 2004, the Company had the following acquired intangible assets:

                                                     October 31, 2004                               January 31, 2004
                                       ---------------------------------------------  ----------------------------------------------
                                         Gross                    Net      Estimated    Gross                     Net      Estimated
                                        Carrying     Accum.     Carrying     Useful    Carrying     Accum.     Carrying     Useful
                                         Amount      Amort.      Amount       Life      Amount      Amort.      Amount       Life
Intangible assets subject to
amortization:

Covenant not to compete                $  148,000  $   69,000  $   79,000  3-5 years  $  148,000  $   39,000  $  109,000  3-5 years
                                       ==================================             ==================================

Intangible assets not subject to
amortization:

Goodwill                               $3,537,000  $  797,000  $2,740,000             $3,537,000  $  797,000  $2,740,000
                                       ==================================             ==================================

      Amortization expense for intangible assets subject to amortization was $30,000 and $22,000 for the nine months ended October 31, 2004 and 2003, respectively.

10.   Long-Lived Assets: Adoption of Statement 144

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

11.   Stock-Based Compensation

      As of October 31, 2004, the Company had one stock-based employee compensation plan, the 2002 stock option plan. The Company also had a 1994 stock option plan, which expired, but still has options outstanding. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                               Nine Months Ended            Three Months
                                                  October 31,                October 31,
                                            -------------------------------------------------
                                                2004         2003         2004         2003
                                                ----         ----         ----         ----
Net Income
   As reported                              $1,094,000    $ 941,000    $ 319,000    $ 273,000
   Stock compensation expense, net of tax     (412,000)    (288,000)    (141,000)    (125,000)
                                            -------------------------------------------------
   Pro forma                                $  682,000    $ 653,000    $ 178,000    $ 148,000

Basic earnings per common share
   As reported                              $     0.12    $    0.11    $    0.04    $    0.03
   Pro forma                                $     0.08    $    0.08    $    0.02    $    0.02

Diluted earnings per common share
   As reported                              $     0.11    $    0.10    $    0.03    $    0.03
   Pro forma                                $     0.07    $    0.07    $    0.02    $    0.02

12.   Recently Issued Accounting Standards

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

13.   Acquisition of Assets

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

OVERVIEW

      The Company is a diversified business to business services organization that supplies testing, certification services, engineering and information technology solutions to a variety of industries including aerospace, defense, automotive, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, solutions and certification services, the Company provides its customers the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

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

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the United States, Canada, Japan and Germany serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

      The Technical Solutions segment is a provider of professional and information business technology services, including contract services, temporary and full-time placements, providing specialty solutions services to its customers specifically in the area of information technology, information systems, software engineering and design, test and product compliance engineering support. Technical Solutions supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, engineering personnel and product compliance personnel.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the nine months ended October 31.

RESULTS OF OPERATIONS

REVENUES
Nine months ended October 31,    2004       % Change    2003
                                ------------------------------
(Dollars in thousands)

Engineering & Evaluation        $46,695        5.9%    $44,073
Technical Solutions              34,020       (4.3)%    35,567
                                -------                -------
  Total revenues                $80,715        1.3%    $79,640
                                =======                =======

For the nine months ended October 31, 2004, consolidated revenues increased by $1,075,000 or 1.3% when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the nine months ended October 31, 2004, Engineering and Evaluation revenues increased by $2,622,000 or 5.9% when compared to the same period in fiscal 2004, primarily due to revenues of $2,563,000 from the acquisition of DTI Holdings, LLC, located in Rustburg, Virginia, which was effective on January 1, 2004, and revenues of $229,000 from the acquisition of a telecommunications test laboratory in Calgary, Canada in August of 2004. Revenues also increased in the Company's space and automotive testing businesses and the computer testing business in Japan. These increases were partially offset by the decrease in the passive fiber optic testing business and the decrease in defense related business at the Camden, Arkansas facility, which included revenues from a major contract related to the war on terrorism. The contract was completed during the second quarter of fiscal 2004.

Technical Solutions:

For the nine months ended October 31, 2004, revenues in Technical Solutions decreased by $1,547,000 or 4.3% when compared to the same period in fiscal 2004, due to the continued weakness in the IT market staffing business.

GROSS PROFIT
Nine months ended October 31,     2004     % Change     2003
                                ------------------------------
(Dollars in thousands)

Engineering & Evaluation        $12,233        0.6%    $12,160
% to segment revenue               26.2%                  27.6%

Technical Solutions               5,441       (2.2)%     5,564
% to segment revenue               16.0%                  15.6%
                                -------                -------
Total                           $17,674       (0.3)%   $17,724
                                =======                =======
% to total revenue                 21.9%                 22.3%

Total gross profit for the nine months ended October 31, 2004 decreased by $50,000 or 0.3% when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the nine months ended October 31, 2004, gross profit for the Engineering & Evaluation Group increased by $73,000 or 0.6% when compared to the same period in fiscal 2004, primarily as a result of the revenue increase discussed above. However, the gross profit margin as a percentage of revenues decreased in the current year primarily due to the decreases in gross profit from the passive fiber optic testing business and completion of the Camden, Arkansas project, as discussed above. These lost revenues had higher than average gross margins.

Technical Solutions:

For the nine months ended October 31, 2004, gross profit decreased by $123,000 or 2.2% in the Technical Solutions Group when compared to the same period in fiscal 2004, primarily as a result of the revenue decrease discussed above. Gross profit margin as a percentage of revenues slightly increased when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,          2004    % Change       2003
                                    ------------------------------
(Dollars in thousands)

Engineering & Evaluation            $10,588        8.9%    $ 9,726
% to segment revenue                   22.7%                  22.1%

Technical Solutions                   4,826      (10.4)%     5,385
% to segment revenue                   14.2%                  15.1%
                                    -------                -------
Total                               $15,414        2.0%    $15,111
                                    =======                =======
% to total revenue                     19.1%                  19.0%

Total selling, general and administrative expenses increased $303,000 or 2.0% for the nine months ended October 31, 2004 when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the nine months ended October 31, 2004, selling, general and administrative expenses increased by $862,000 or 8.9% when compared to the same period in fiscal 2004, primarily due to one-time start-up costs associated with the development of new test specifications for the emerging wireless technologies and the development of capabilities to perform testing on new DSL services, and costs incurred by the Company to prepare for Section 404 of the Sarbanes-Oxley Act, that makes reporting on internal controls mandatory for all SEC registrants. Selling, general and administrative expenses also increased due to sales costs related to efforts to expand the Company nationally and internationally, the addition of new sales and customer service representatives and costs related to the improvement of the Company's internal IT infrastructure and website.

Technical Solutions:

For the nine months ended October 31, 2004, selling, general and administrative expenses decreased by $559,000 or 10.4% when compared to the same period in fiscal 2004, primarily due to the reduction in selling costs associated with the lower revenues and other administrative cost reductions.

OPERATING INCOME
Nine months ended October 31,        2004      % Change      2003
                                    ------------------------------
(Dollars in thousands)

Engineering & Evaluation            $ 1,645      (32.4)%   $ 2,434
% to segment revenue                    3.5%                   5.5%

Technical Solutions                     615      243.6%        179
% to segment revenue                    1.8%                   0.5%
                                    -------                -------
Total                               $ 2,260      (13.5)%   $ 2,613
                                    =======                =======
% to total revenue                      2.8%                   3.3%

Operating income for the nine months ended October 31, 2004 decreased by $353,000 or 13.5% when compared to fiscal 2004.

Engineering & Evaluation:

For the nine months ended October 31, 2004, operating income in the Engineering & Evaluation Group decreased by

$789,000 or 32.4% when compared to the same period in fiscal 2004, as a result of the increase in selling, general and administrative expenses discussed above, partially offset by a slight increase in gross profit discussed above.

Technical Solutions:

For the nine months ended October 31, 2004, operating income in the Technical Solutions Group increased by $436,000 or 243.6% when compared to the same period in fiscal 2004, as a result of the decrease in selling and general and administrative expenses discussed above, partially offset by the decrease in gross profit discussed above.

INTEREST EXPENSE

Net interest expense decreased by $68,000 in the nine months ended October 31, 2004 when compared to the same period in fiscal 2004. This decrease was primarily due to higher average debt balances during the nine months ended October 31, 2004, when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 34.2% for the nine months ended October 31, 2004 is based on the estimated provision for fiscal year ending January 31, 2005 and is lower than normal due to the earnings associated with the Company's foreign subsidiary which significantly increased in the current year and are considered to be permanently invested and no provision for U.S. federal or state income taxes has been made for this subsidiary. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the nine months ended October 31, 2004, compared to the same period in fiscal 2004, was primarily due to the increase in other income and minority interest, decrease in interest expense and income taxes, partially offset by a lower operating income.

The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.

RESULTS OF OPERATIONS

REVENUES
Three months ended October 31,        2004    % Change      2003
                                    ------------------------------
(Dollars in thousands)

Engineering & Evaluation            $15,378        8.3%    $14,196
Technical Solutions                  10,915       (4.2)%    11,395
                                    -------                -------
  Total revenues                    $26,293        2.7%    $25,591
                                    =======                =======

For the three months ended October 31, 2004, consolidated revenues increased by $702,000 or 2.7% when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the three months ended October 31, 2004, Engineering and Evaluation revenues increased by $1,182,000 or 8.3% when compared to the same period in fiscal 2004, primarily due to revenues of $822,000 from the acquisition of DTI Holdings, which was effective on January 1, 2004 and revenues of $229,000 from the acquisition of a telecommunications test laboratory in Calgary, Canada in August of 2004. The Company also experienced increases in revenues from the automotive testing business and the Company's computer testing business in Japan. These increases were partially offset by the decrease in the passive fiber optic testing business and a decrease in revenues at the Santa Clarita facility.

Technical Solutions:

For the three months ended October 31, 2004, Technical Solutions revenues decreased by $480,000 or 4.2% when compared to the same period in fiscal 2004, due to the continued weakness in the IT market staffing business.


GROSS PROFIT
Three months ended October 31,        2004    % Change      2003
                                    ------------------------------
(Dollars in thousands)

Engineering & Evaluation            $ 4,021       (0.6)%   $ 4,045
% to segment revenue                   26.1%                  28.5%

Technical Solutions                   1,805        2.8%      1,755
% to segment revenue                   16.5%                  15.4%
                                    -------                -------
Total                               $ 5,826        0.4%    $ 5,800
                                    =======                =======
% to total revenue                     22.2%                  22.7%

Total gross profit for the three months ended October 31, 2004 increased by $26,000 or 0.4% when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the three months ended October 31, 2004, gross profit for the Engineering & Evaluation Group decreased by $24,000 or 0.6% when compared to the same period in fiscal 2004, primarily as a result of the revenue decreases in the passive fiber optic testing business and the decrease in revenues at the Santa Clarita facility. These decreases were partially offset by the increase in gross profit from the acquisition of DTI Holdings, the improved business in Japan and the increase in automotive revenues.

Technical Solutions:

For the three months ended October 31, 2004, gross profit increased by $50,000 or 2.8% in the Technical Solutions Group when compared to the same period in fiscal 2004. This increase is primarily due to a slight improvement in contract margins. Gross profit as a percentage of revenue increased slightly to 16.5 % from 15.4% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,       2004     % Change      2003
                                    ------------------------------
(Dollars in thousands)

Engineering & Evaluation            $ 3,565        6.5%    $ 3,348
% to segment revenue                   23.2%                 23.6%

Technical Solutions                   1,512      (13.1)%     1,739
% to segment revenue                   13.9%                  15.3%
                                    -------                -------
Total                               $ 5,077       (0.2)%   $ 5,087
                                    =======                =======
% to total revenue                     19.3%                  19.9%

Total selling, general and administrative expenses decreased $10,000 or 0.2% for the three months ended October 31, 2004 when compared to the same period in fiscal 2004.

Engineering & Evaluation:

For the three months ended October 31, 2004, selling, general and administrative expenses increased by $217,000 or 6.5% when compared to the same period in fiscal 2004, primarily due to one-time start-up costs associated with the development of new test specifications for the emerging wireless technologies and the development of capabilities to perform testing on new DSL services, and costs incurred by the Company to prepare for Section 404 of the Sarbanes-Oxley Act. Selling, general and administrative expenses also increased due to sales costs related to efforts to expand the Company nationally and internationally, the addition of new sales and customer service representatives and costs related to the improvement of the Company's internal IT infrastructure and website.

Technical Solutions:

For the three months ended October 31, 2004, selling, general and administrative expenses decreased by $227,000 or 13.1% when compared to the same period in fiscal 2004, primarily due to the reduction in selling costs associated with the lower revenues and other administrative cost reductions.

OPERATING INCOME
Three months ended October 31,        2004    % Change      2003
                                    ------------------------------
(Dollars in thousands)

Engineering & Evaluation            $   456      (34.6)%   $   697
% to segment revenue                    3.0%                   4.9%

Technical Solutions                     293     1731.3%         16
% to segment revenue                    2.7%                   0.1%
                                    -------                -------
Total                               $   749        5.0%    $   713
                                    =======                =======
% to total revenue                      2.8%                   2.8%

Operating income for the three months ended October 31, 2004 increased by $36,000 or 5.0% when compared to fiscal 2004.

Engineering & Evaluation:

For the three months ended October 31, 2004, operating income in the Engineering & Evaluation Group decreased by $241,000 or 34.6% when compared to the same period in fiscal 2004, as a result of the slight decrease in gross profit and the increase in selling and general and administrative expenses discussed above.

Technical Solutions:

For the three months ended October 31, 2004, operating income in the Technical Solutions Group increased by $277,000 when compared to the same period in fiscal 2004, primarily as a result of the decrease in selling and general and administrative expenses and the increase in gross profit.

INTEREST EXPENSE

Net interest expense increased by $14,000 in the three months ended October 31, 2004 when compared to the same period in fiscal 2004. This increase was primarily due to higher interest rate levels for the three months ended October 31, 2004, and slightly higher average debt balances for the three months ended October 31, 2004 when compared to the same period last year.

INCOME TAXES

The income tax provisional rate of 28.6% for the three months ended October 31, 2004 reflects a rate that is lower than the U.S. federal statutory rate due to the earnings associated with the Company's foreign subsidiary which significantly increased in the second and third quarters and are considered to be permanently invested and no provision for U.S. federal or state income taxes has been made for this subsidiary. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

The increase in net income for the three months ended October 31, 2004, compared to the same period in fiscal 2004, was primarily due to the higher operating income and lower income taxes, partially offset by higher interest expense, other expense and minority interest.

BUSINESS ENVIRONMENT

Engineering & Evaluation:

The Company provides product certification, product safety testing and product evaluation to ensure its high tech clients' products meet established specifications or standards. In recent years, domestic and worldwide political and economic developments have impacted positively the market needs for defense and advanced technology systems. The Company is well positioned to service these emerging test and certification needs. Also, the Company continues to add capability to provide high tech product compliance services for the telecommunications industry, both domestically and internationally. The Company currently offers a complete suite of product certification (NEBS testing) in its laboratories in California, Massachusetts, Texas and Germany to support legacy communication networks. The Company also offers a complete suite of passive fiber components certifications in California as regional Bell operating companies continue to upgrade their networks for fiber transmission. Regional Bell operating companies are also upgrading their networks for DSL services. NTS has recently achieved approvals, and recently developed in California test suites, to certify DSL modems for the Regional Bell operating companies. NTS believes DSL certification is an emerging market and NTS, with its recent approvals and recently developed test suites is well positioned to service the demand. In addition, NTS believes that certification of wireless products is an emerging market and NTS has recently invested personnel and capital to develop test specifications and test suites to service this future business need. In addition, NTS has experienced an increased customer demand for environmental testing for satellite and automotive components. The Company believes this demand will continue for the foreseeable future.

The Company anticipates budget increases for operational readiness spending as well as research and development spending for homeland security and defeating terrorism. As products are developed for these activities, the Company is well positioned to meet the test and evaluation requirements. The Company's Camden facility performed a major weapons testing program in fiscal 2004 which resulted in a one time significant growth of revenue and margin. The Company does not foresee in the immediate future a similar program to replace this activity. The Company believes however the demand for overall defense related testing will continue to increase for the foreseeable future. The Company's Santa Clarita facility, its largest aerospace facility, continues to experience a decline in sales during this period, following construction of a public highway immediately adjacent to the Santa Clarita facility. A portion of the highway was built on real property taken from the Company by eminent domain. The Company is seeking, through the appeal process, appropriate compensation for the taking of the Company's property. In an effort to maintain the economic viability of the facility, several new capabilities have been added which include fuel cell testing, upgraded acoustical testing, clean environment satellite testing and installation of a high pressure air system. New business is currently being booked for these services. The Fullerton facility performed extensive passive fiber optics component testing in accordance with the Fiber Distributing Frames Certification. These tests resulted in significant revenue and margin growth for this facility. This level of activity has reduced significantly as market demands subsided. The Company does not believe the demand level for this specific activity will be repeated in the foreseeable future. The Company does believe however the demand for general Passive Fiber Component Certification will continue, as Regional Bell operating companies continue to upgrade their networks. The Company does anticipate an increase in DSL modem certification starting in January as a result of the new requirements for certification developed by Verizon, Bell South, Bell Canada and SBC.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $3,535,000 in the nine months ended October 31, 2004 primarily consisted of net income of $1,094,000 adjusted for non-cash items of $3,746,000 in depreciation and amortization offset by a decrease of $1,147,000 of changes in working capital and the effect of the gain on sale of assets of $158,000. The decrease in working capital changes was primarily due to the decreases in the changes in accounts receivable, inventories, other assets and intangibles, deferred income and income taxes receivable, partially offset by an increase in the changes in prepaid expenses, accounts payable and accrued expenses.

Net cash used for investing activities in the nine months ended October 31, 2004 of $5,316,000 was attributable to capital spending of $4,464,000, the acquisition of the Canadian test laboratory for $1,033,000 and cash used in life insurance of $130,000, offset by cash provided from the sale of property of $311,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities increased from the nine months ended October 31, 2003 to the nine months ended October 31, 2004, by $2,396,000 primarily as a result of the increase in capital spending in the current year and the acquisition of the Canadian test laboratory.

Net cash provided by financing activities in the nine months ended October 31, 2004 of $1,095,000 consisted of proceeds from borrowings of debt of $1,994,000, proceeds from stock options exercised of $268,000, offset by cash used for repayment of debt of $1,167,000. Net cash provided by financing activities increased from the nine months ended October 31, 2003 to the nine months ended October 31, 2004, by $2,524,000 primarily as a result of the increase in borrowings of debt and the decrease in repayments of debt.

On November 25, 2002, the Company increased the revolving line of credit with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent, retained 60% of the line with First Bank, as the participant, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at October 31, 2004 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit was $998,000 as of October 31, 2004. The Company is currently in negotiations with its banks to increase its lines of credit. The Company was in full compliance with all of the covenants with its banks as of October 31, 2004.

      The Company has additional equipment line of credit agreements (at interest rates of 4.81 % to 10.21%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2004 was $2,592,000. The balance of other notes payable collateralized by land and building was $3,012,000, and the balance of unsecured notes was $527,000 at October 31, 2004.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.8 - Amendment number four to revolving credit agreement between the Company and Comerica Bank effective July 30, 2004.

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

                                      NATIONAL TECHNICAL SYSTEMS, INC.


Date: December 14, 2004                   By:  /s/ Lloyd Blonder
                                             ------------------------------
                                          Lloyd Blonder
                                          Senior Vice President
                                          Chief Financial Officer

                                          (Signing on behalf of the
                                          registrant and as principal
                                          financial officer)