Form 10-K
period 2005-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2005-05-02
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2005
Commission file number 0-16438

NATIONAL TECHNICAL SYSTEMS, INC.

(Exact name of company as specified in its charter)

CALIFORNIA	95-4134955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24007 Ventura Boulevard, Suite 200 Calabasas, CA	91302
(Address of principal executive offices)	(Zip Code)

(818) 591-0776

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock—No Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter—$23,833,000 (as of July 31, 2004).

The number of shares of registrant’s Common Stock outstanding on April 15, 2005 was 9,051,427.

Documents Incorporated by Reference

Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on June 28, 2005, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2005

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “intend”, “estimate”, “continue”, “behave” and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.’s (“NTS” or “the Company”) successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company’s services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

NATIONAL TECHNICAL SYSTEMS, INC.
Annual Report (Form 10-K)
For Year Ended January 31, 2005

PART I

ITEM 1.   BUSINESS.

A.   General.

National Technical Systems, Inc. (“NTS” or the “Company”) is a diversified services company that supplies technical services and solutions to a variety of industries including aerospace, defense, transportation, electronics, power, computers and telecommunications. NTS, utilizing its various testing facilities, staffing solutions and certification services, helps its customers sell their products in world markets. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

NTS operates in two segments: “Engineering and Evaluation” and “Technical Solutions.” The business of the Company is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Company’s corporate headquarters maintains overall supervision, coordination and financial control.

The Company’s principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, CA 91302 (telephone: 818-591-0776).

B.   History.

The Company was founded in 1961, incorporated in 1968 in California and subsequently was reincorporated in Delaware in 1987 to serve as a holding company for its subsidiaries. On January 31, 1997, the Company was merged into a newly formed California corporation named National Technical Systems, Inc. On October 30, 1998, the Company completed its merger with XXCAL, Inc. and acquisition of XXCAL Limited (together, “XXCAL”). In fiscal 2003, the Company acquired the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions, a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation. In fiscal 2004, the Company acquired substantially all of the assets and business of DTI Holdings, LLC, doing business as Dynamic Testing (“DTI”). In fiscal 2005, the Company acquired substantially all of the fixed assets of a Canadian Test Laboratory involved in the testing of telecommunication equipment, located in Calgary, Alberta, Canada.

Unless indicated otherwise, the term “Company” or “NTS” includes NTS—Technical Systems and its wholly owned subsidiaries, Acton Environmental Testing Corporation, a Massachusetts corporation, Approved Engineering Test Laboratories, Inc., a California corporation, ETCR Inc., a California corporation, XXCAL, Inc., a California corporation, National Quality Assurance, Inc. (NQA, Inc.), a 50% owned Massachusetts corporation, NTS Europe, GmbH, a German Corporation, XXCAL, Japan K.K., a 50% owned Japanese Corporation and AETL Testing, Inc., a Canadian Corporation.

C.   Financial Information About Industry Segments.

See Note 10 to Consolidated Financial Statements in Item 8.

D.   Description of Business.

(i)   Engineering & Evaluation (“E&E”)

Overview

The E&E segment of NTS is one of the largest independent conformity assessment and management system registration organizations in the U. S., with facilities throughout the country and at locations in Japan, Germany and Canada. E&E provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products in world markets. In addition, E&E performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

E&E revenues represented 59%, 56% and 64% of NTS total revenues in fiscal years 2005, 2004 and 2003, respectively. E&E serves high technology companies, predominantly in the defense, aerospace, transportation, telecommunications, electronics, power and computers markets. E&E has approximately 4,000 customers. Approximately 2,500 of those customers use the Company’s services on a regular basis. The ability for these customers to offer certification activities and provide test data that is accepted in world markets is critical for manufactured products acceptance.

E&E can create environments that simulate changes in temperature, altitude, moisture, and virtually every other environmental factor that might affect product performance. In addition, E&E has developed expertise and specialized skills over decades of testing in multiple industries as well as investing heavily in equipment including a full spectrum of EMI chambers, data acquisition systems, seismic simulators, environmental simulation equipment, environmental chambers, fire chambers and mixed gas flow chambers.

E&E also provides international registration of companies requiring quality and environmental management system registration. With the increasing globalization of industry and trade, the international community has developed, and continually updates, management systems standards to insure that products manufactured conform to acceptable standards when sold anywhere in the world. These standards, developed by the International Standards Organization (ISO), and applicable to different industries, such as aerospace, transportation and environmental, are used to provide compliance by manufacturers certified by third party registrants. Third party registrants are accredited by industry regulated accreditation bodies. E&E is certified to provide third party registrations to a variety of industries. To accomplish certification, E&E audits a company’s quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the customer’s quality system is verified to conform to the requirements of the applicable ISO standard, National Quality Assurance “NQA”, USA issues a certificate describing the scope of the customer’s quality system, which has been certified. The customer is then entitled to display the Registrar’s mark on advertising and stationery as evidence that it has achieved ISO registration. Thereafter, E&E performs periodic follow-up surveillance assessments to assure that the customer remains in compliance. In the Quality Audit field, the Company is the tenth largest ISO 9000 assessment company in the United States as reported by “Quality Systems Update.” The Company believes that NQA USA has approximately 7% of the total registration market.

E&E Markets

E&E serves customers primarily in the defense, aerospace, transportation, telecommunications, electronics, power and computers markets. Defense and aerospace markets account for approximately 57% of E&E revenues.

Defense.   E&E plays an active role in numerous U.S. defense related programs, performing almost every type of test discipline, including complete functionality and performance, reliability, safety, life prediction, structural/mechanical, fluids related, material science, vibration, shock, climatic exposure, radiation, acoustic noise and electromagnetic interference, compatibility and Lithium Battery Testing. Examples of items tested include components for small fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command/control/ communication systems, electronics, weapon systems and complete ordnance and munitions testing. E&E has facilities that are specially constructed to handle munitions and hazardous materials where routine testing includes vibration and cook-off of explosive materials, ballistics tests and hydraulic burst tests. E&E performs virtually any ballistics related testing, up to 155 mm rounds. E&E’s data acquisition systems are capable of collecting 1,000,000 data points and 22,000 photos per second. Additional instrumentation includes Doppler radar, 35 mm still cameras, digital recording, data loggers and real-time color and IR video. E&E’s customers in this market include various major defense contractors, as well as the U.S. Department of Defense (DOD) and other government entities.

Aerospace.   E&E performs almost all tests required on manned and unmanned flights and has participated in virtually every major space project since the inception of the manned exploration of space. E&E offers complete acceleration test facilities, G-tables and centrifuges with diameters ranging from one foot to 102 feet, with weight capacities from a few grams to 20,000 pounds. In climatic testing, E&E utilizes hundreds of test chambers to simulate nearly any environment: temperature, humidity, altitude, rain, salt spray, sand and dust, sunshine, explosive atmosphere or any combination. E&E designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. E&E is capable of performing structural testing and analysis, and, in particular, structural loading of large objects such as complete airframes. It also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid components and also offers customers a way to minimize their personnel, testing time and costs by utilizing the Company’s on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. E&E also has anechoic and reverberant chambers that are used for acoustic emission measurements or high level noise exposure.

Transportation.   E&E performs fluids and gas tests that measure the flow of fuels, propellants, chemicals, water, steam and others. It also provides tests that measure temperature, thermal shock, leak detection and efficiencies in objects like filters and other components. Other more specialized tests include cryogenic protocols for elements such as liquid nitrogen, liquid hydrogen and liquid oxygen, as well as liquefied natural gas. E&E also performs dynamometer testing to measure the performance and power output of engines drive trains or any other rotating machinery. It also performs HALT/HASS (Highly accelerated Stress Screen). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted in the USA and internationally.

Telecommunications.   E&E provides certification and evaluation of a broad array of telecommunications equipment and systems for major manufacturers. E&E’s services are performed in accordance with the Network Equipment Building Systems specifications (NEBS) and fiber optics General Requirements (GRs) as required by the telecommunications industry. E&E is also an independent test laboratory certified by Verizon, which allows manufacturers to use E&E as a market channel for products tested at Original Equipment Manufacturers’ (“OEM”) facilities that are being developed for use in the regional bell operating companies’ (“RBOCs”) central offices. Currently, E&E is approved by Verizon for certifying passive fiber optics components (PFOC) to sixteen General Requirements. E&E performs product certification for the major RBOCs. The Company has been approved as an Independent Test laboratory (ITL) by the RBOCs to test and certify central office equipment developed by manufactures to the NEBS specifications. The Company is currently providing this service at laboratories in California,

Massachusetts, Texas, Calgary and Germany. The Company has been approved as an (ITL) to offer a complete suite of passive fiber components certifications and Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. E&E recently acquired a network architecture and interoperability laboratory in Northern California to extend the E&E’s service offering to handle the anticipated demand for interoperability testing and FTTP (fiber to the premise) deployment as carriers begin to deploy voice, video, and broadband offerings over FTTP passive fiber networks.

Electronics.   As a Nationally Recognized Test Lab (NRTL), NTS provides electrical safety product certification, in the US, EU, Canada, Australia and many other countries. NTS has been designated as a Conformity Assessment Body (CAB) for the EMC directive through the US-EU Mutual Recognition Agreement (MRA). NTS conducts EMC testing and provides customers with certification in the US and many other countries, particularly, Japan, Taiwan, Europe and Australia.

Power.   E&E conducts a variety of tests relevant to the ongoing operations, safety and maintenance of nuclear facilities. These tests include mechanical aging, normal or accident radiation exposure, reliability simulation, evaluation, thermal aging, analysis, vacuum testing, leak detection, Nuclear Steam Accident, Loss Of Cooling Accident (LOCA), High Expansion Line Break (HELB) to 600F/300psig E&E also performs seismic simulation tests up to 100,000 force-lbs, single axis, dependent and independent biaxial systems, vibration aging and fatigue studies, up to 45,000 force-lbs. E&E is active in industry task groups that influence the latest dedication guidelines. Through direct participation, E&E is involved in resolution of key NRC questions such as selection and verification of critical characteristics, sampling, traceability, surveys, and like-for-like replacements. E&E engineers and technicians involved in the dedication process meet ANSI N45.2.6 Level II Inspectors guidelines. The Company’s dedication programs utilize the best approach for each specified product. E&E also provides technical evaluations, critical characteristics and safety class determinations and focuses on solving plant needs in areas such as motor rewinds, governor rebuilds, modifications or design of replacement systems and instrumentation panel and component design.

Computer.   E&E performs computer product testing, providing compatibility, stress/performance, functionality and compliance testing services for hardware, software, telecommunications and networking companies worldwide. E&E performs software game and game console testing including Microsoft Xbox compliance testing. E&E is the exclusive test center for Microsoft Xbox third party peripheral compatibility testing. E&E also provides testing for Data Over Cable Service Interface Specification (DOCSIS) cable modem, DSL modem, Set Top Box, Residential Gateway and Fiber Optics GR-253 testing, interoperability testing of broadband and network products such as cable modems, DSL modems, Cable Modem Termination System (CMTS), Digital Subscriber Line Access Multiplexer (DSLAM), Routers, HomePNA Gateways, Wireless Wi-Fi devices, Media Servers, Fiber Optics SONET switches, and systems network testing. E&E also performs USB certification testing and was able to successfully transfer its USB technology to Japan this year.

Industry Overview

Manufacturers often fulfill their evaluation testing on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers use third party certifiers to position their products for sale in world markets. NTS is currently geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the complete conformity assessment activity necessary to reduce product-handling costs and serve as a market gateway for manufacturers to sell products globally. E&E provides a “one stop” resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

Geographic locations

In the United States, E&E’s facilities are located in Acton and Boxborough, Massachusetts, Tinton Falls, New Jersey, Rustburg, Virginia, Camden, Arkansas, Detroit, Michigan, Plano, Texas, Tempe, Arizona, Los Angeles, Fullerton, Culver City and Santa Clarita, California and internationally, in Yokohama, Japan, Calgary, Canada and Munich, Germany.

Business Strategy

To meet its customers’ needs, E&E continuously upgrades its facilities, equipment, accreditations, partnerships and personnel in line with market requirements. In addition, E&E’s continuing expansion into new areas of technology will require it to invest in equipment needed to adequately service customers’ needs. Through close consultation with its existing and prospective customers to ascertain their needs for the future, E&E is able to better determine its equipment needs. In fiscal 2005, the Company made additional investments to enhance its munitions and ordnance service offering in Camden, Arkansas and expand its telecommunications testing equipment in Culver City, California.

The Company continues to use the Balanced Scorecard System as a tool to assist management in achieving its strategy: “Navigate a Short Course to Global Markets.” NTS is using this system to maximize efficiency in all aspects of its business.

(ii)   Technical Solutions (“TS”)

Overview

The Technical Solutions segment of NTS is a national provider of technical experts for engineering and information technology services. In a strategic initiative developed in 2003, the Company has migrated the service offerings to more closely align its TS services with the E&E group and thus capitalize on NTS’s long history of testing and engineering services. As a valuable and respected resource, TS has developed long-term relationships with its clients for whom it supports with engineering and IT personnel.

TS’s operational and technical knowledge allows it to effectively identify and screen highly skilled technical professionals. TS provides the technical resources its clients need to continually evaluate processes and products and meet the demands of compressing development cycles and critical time-to-market requirements. TS places its professionals on assignment at a client site to perform specific tasks and projects for a predetermined period of time. At the completion of an assignment, customers may, under some previously negotiated terms and circumstances, directly hire an individual. TS also supports its clients in sourcing and identifying candidates for direct hire. Its comprehensive registry of engineering and information technology professionals allows it to provide fully screened and qualified individuals very rapidly. TS can support its customers’ needs, whether the need is to manage a project or an entire test facility; provide a team to take a product from design to production, or staff a project on a temporary basis.

Most of TS customers are located in the United States. In August 2004, TS opened a test facility in Ho Chi Min City, Vietnam. This office is now operational and provides a low cost testing alternative. TS’s capabilities in Vietnam consist of a variety of services including system compatibility and integration test for computer software and hardware testing for business PC platforms for Windows and Linux operating systems.

Industry Overview

Over the years, businesses have become increasingly dependent on the use of contingent and consulting technical staff to manage operations more efficiently and to remain competitive. Important internal functions, ranging from financial reporting to production and inventory management, are automated through the use of applications software. In addition, as information systems have become less expensive, more powerful and easier to use, the number and level of employees who use and depend upon these systems have significantly increased.

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

Utilizing outside technical resources and consultants allows a company’s management to focus on core business operations, affords greater flexibility and increases a company’s ability to adapt to and keep pace with rapidly changing and increasingly complex technologies. It also provides access to specialized technical skills on a project-by-project basis which better matches staffing levels to current needs, converts fixed labor costs into variable costs, and reduces the cost of recruiting, training and terminating employees as evolving technologies require new programming skills.

Technical Solutions Services

Technical Solutions services comprise primarily of IT, Engineering and Managed Services.

IT.   In fiscal 2005, information technology services represented 38% of the overall TS revenues. This area remained weak due to competition from off-shore companies and is expected to remain weak throughout fiscal 2006.

Engineering.   In fiscal 2005, engineering services represented 29% of the overall TS revenues. Most of the growth in this skill area came from the successful cross selling between TS and E&E’s account executives. TS has enhanced the quality of its resources to support these skill areas and anticipates additional growth in fiscal 2006.

Managed Services.   Managed Services provided to clients on site represented 27% of the overall TS revenues. This area is part of TS’s core growth strategy. TS continues to leverage its technical competencies to provide clients with on-site program management to augment their test and staff augmentation activities. Managed Services supports both Engineering and IT service areas.

Other revenues represented the remaining 6% of the overall TS revenues. Other revenues include administrative and professional skills as well as revenues from the Vietnam facility. TS anticipates significant growth from its Vietnam facility in fiscal 2006.

Geographic locations

In the United States, Technical Solutions offices are located in Culver City, San Mateo, California, Salem, New Hampshire, Boston, Massachusetts, Columbia, South Carolina, Austin, Texas and Troy, Michigan. Internationally, TS has an office in Ho Chi Min City, Vietnam. TS’s headquarters are located in Culver City, California. In addition, TS has program managers on client sites in Woodland Hills and San Diego, California, and Houston, Texas.

Business Strategy

As demand for IT personnel remains unpredictable, Technical Solutions is migrating its service offering to enhance its margins by focusing on NTS’s core competencies and cross selling its technical services to the approximately 2,500 customers serviced by the E&E segment. The focus continues on the development of niche technical expertise and to enhance TS’s database through its strong sourcing capabilities. TS continues to source, quality and develop a database of engineering and technical skills that support the technical requirements of customers. TS also continues to enhance operational efficiencies in its accounting, sales, recruiting and marketing operations. TS differentiates itself from its competitors by using NTS’ testing, engineering and compliance capabilities to maximize its customers’ return on human assets.

TS’s strategy is to continue efforts to improve revenue and profit by rigorously focusing on industries, markets and customers that have the strongest long-term growth opportunities, increasing productivity by improving its internal processes, diversifying the range of services it provides to its existing customers, attracting and retaining qualified technical consultants from a variety of sources, both national and international, and pursuing strategic relationships with non-competing organizations. TS has a company-wide sales force that promotes cross-selling and lead generation between existing customers of one business unit to another. TS strives to provide its customers with technical personnel with the right skills, at the right time, for the right duration and at a cost that is lower than what its customers could otherwise achieve.

(iii)   Competition

Engineering & Evaluation

E&E competes with a small number of large conformity assessment organizations within each of the markets it serves. It also competes with a large number of small niche oriented test laboratories. It has competitive advantages in several areas which include the following: (1) ability to service customers at locations close to its customers; (2) ability to provide complete conformity assessment activities at a single location, which reduces product-handling cost for the customers and enhances timeliness of service; (3) diverse and technically competent employees; and (4) accreditations that allow the E&E segment’s test data to be accepted worldwide. Customers can use the Company’s complete services, including quality registration, to position their products for the world markets.

In the aerospace and defense markets, the main competition for independent laboratories is the customers’ own laboratories. In addition, in certain unique technical services areas, E&E competes with government laboratories.

Technical Solutions

Potential customers for services offered by the Technical Solutions segment are from a broad base of high technology and manufacturing companies. Competition in this segment comes from a large number of public and privately held companies. The Company competes in this segment primarily on the basis of its niche position, price and quality service.

The Company’s engineering and testing services gives the Company an advantage over most staffing companies, which merely provide personnel as contractors, by understanding the technical challenges facing its customers and providing the expertise to meet those challenges.

Many large companies are increasingly using primary suppliers to fulfill their staffing needs. Technical Solutions competes with and, in certain relationships, teams with other major staffing companies in actively pursuing primary supplier relationships with large customers in its existing markets. These relationships can have a significant impact on Technical Solutions’ revenues and operating profits.

(iv)   Backlog

The Company’s backlog at January 31, 2005 and 2004 was as follows

	2005	2004
Engineering & Evaluation	$25,513,000	$19,885,000
Technical Solutions	10,472,000	12,073,000
Total Backlog	$35,985,000	$31,958,000

The Company estimates that approximately 85% of the backlog at January 31, 2005 will be completed by January 31, 2006.

(v)   General

a.    Service Mark.

The Company has registered its service marks “NTS” and “XXCAL” with the U.S. Patent and Trademark Office.

b.    Environmental Effect.

We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is our policy to comply with these requirements, and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental damage is, however, inherent in some of our operations, as it is with other companies engaged in similar businesses.

The Company’s Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation. The adjacent site has, in the past, been used for manufacture of solid rocket fuel propellants, munitions and flares that contained perchlorate, a hazardous substance. Soil samples taken from the Santa Clarita property in 2003 were inconclusive as to the existence of perchlorate. Recent heavy rainfall resulted in a run off from the adjacent site onto the Santa Clarita property. The Company arranged for samples to be taken of the surface water from the adjacent site and early indications are that the tested water contains high levels of perchlorate. Further testing is being conducted. No cleanup activity has been conducted on the Santa Clarita property and it has yet to be determined whether remediation will be required at the site, or, if required, the extent and cost of any remediation. The Company believes that in the event it does incur remediation costs that it will have valid claims for indemnification against the owner of the adjacent site and the municipality that built a road between the adjacent site and the Santa Clarita property that appears to have contributed to the runoff from the adjacent site. Recovery of such remediation costs may, however, be uncertain and may involve significant litigation expense.

c.    Seasonal Effect.

The Company experiences no material seasonal effects.

Employees.

The Company employed 877 individuals at January 31, 2005 and 889 at January 31, 2004, as follows:

	2005	2004
Engineering & Evaluation	408	387
Technical Solutions *	463	486
Corporate Administration	16	16
Total	887	889

*                    The Technical Solutions total for 2005 includes 318 contract employees and 98 subcontractors, as compared to 325 contract employees and 110 subcontractors for 2004. None of the employees of the Company are represented by a union. The Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES.

A.   Operations.   The Company owns/leases and operates the following properties:

State	Owned Properties City	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	36,000	3
	Santa Clarita *	60,000	145
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Virginia	Fredericksburg	66,000	87
Total owned properties		218,000	245

State	Leased Properties City	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	22,000	216
California	Calabasas	7,000	n/a
	City of Commerce	2,000	n/a
	Culver City	24,000	n/a
	Fullerton	20,000	n/a
	Los Angeles (LAX)	16,000	2
	San Mateo	2,000	n/a
Georgia	Norcross	1,000	n/a
Massachusetts	Boston	1,000	n/a
Michigan	Detroit	65,000	n/a
	Troy	1,000	n/a
New Jersey	Tinton Falls	17,000	n/a
New Hampshire	Salem	3,000	n/a
South Carolina	Columbia	3,000	n/a
Texas	Austin	2,000	n/a
	Plano	24,000	n/a
Virginia	Rustburg	8,000	33

International
Germany	Munich	300	n/a
Japan	Yokohama	500	n/a
Vietnam	Software City	1,000	n/a
Total leased properties		236,800	251

*      Please refer to “Environmental Matters” in Item 7a

B.   The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

C.   Investment Properties.

In fiscal 2003, the Company sold its four acres of unimproved real property in Escondido, California and received net proceeds of $544,000 which was approximately the same amount recorded as cost on its books. In addition, the Company owns, for investment purposes, a condominium located in Palm Desert, California. In fiscal year 2005, the Company sold the old condominium and purchased a new condominium, which is also located in Palm Desert. The Company recorded a gain of approximately $158,000 from the sale of the old condominium. This property is rented to the public and, on occasion, used by employees of the Company.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company’s business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company. (See Note 9 to the Consolidated Financial Statements in Item 8.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A.   Principal Market.

The Company’s common stock is traded in the over-the-counter bulletin board and quoted on the Nasdaq National Market under the symbol “NTSC”. The range of high and low quotations as reported by the Nasdaq Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 2005 and 2004 is presented below:

	2005		2004
	High	Low	High	Low
First Quarter	$5.75	$4.25	$4.06	$2.15
Second Quarter	5.17	3.47	4.79	3.65
Third Quarter	5.24	3.39	4.70	3.92
Fourth Quarter	5.37	4.18	6.48	4.11

B.   Holders of Common Stock.

As of the close of business on April 15, 2005, there were 808 holders of record of the Company’s common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company’s transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

C.   Dividends.

The Company’s Board of Directors announced the discontinuance of the Company’s policy of paying ordinary and special dividends on February 6, 2001. The Company does not anticipate paying dividends in the foreseeable future.

D.   Equity Compensation Plans.

Refer to Item 12 below for information regarding the Company’s equity compensation plans.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data are derived from and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below.

	Year Ended January 31,
	2005	2004	2003	2002	2001
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$106,997	$104,648	$85,837	$75,315	$85,613
Gross profit	24,170	22,710	19,176	17,957	21,784
Operating income	3,521	3,215	2,764	2,028	3,199
Interest expense, net	1,091	1,097	1,226	1,740	2,050
Income from continuing operations before income taxes and minority interest	2,592	2,310	1,549	432	823
Income taxes	910	1,056	676	188	353
Income from continuing operations before minority interest	1,682	1,254	873	244	470
Minority interest	—	39	(15)	(31)	(39)
Net income	$1,682	$1,293	$858	$213	$431
Net income per common share:
Basic	$0.19	$0.15	$0.10	$0.03	$0.05
Diluted	$0.18	$0.14	$0.10	$0.03	$0.05
Weighted average common shares outstanding	8,946	8,640	8,656	8,468	8,497
Dilutive effect of stock options	620	566	39	9	135
Weighted average common shares outstanding, assuming dilution	9,566	9,206	8,695	8,477	8,632
Cash dividends paid per common share	$—	$—	$—	$—	$0.04
BALANCE SHEET DATA:
Working capital	$20,481	$18,550	$19,292	$16,579	$15,751
Total assets	66,669	63,632	61,334	56,781	61,321
Long-term debt, excluding current installments	20,557	19,754	19,863	18,657	19,782
Shareholders’ equity	30,951	28,832	26,417	25,477	25,127

*                    Per share data may not always summate because each figure is independently calculated.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, statements in the following section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “intend”, “estimate”, “continue”, “behave” and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.’s (“NTS” or the “Company”) successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company’s services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

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

NTS operates in two segments: “Engineering & Evaluation” and “Technical Solutions”.  The business of the Company is conducted by a number of operating units, each with its own operational organization. Each segment is under the direction of its own executive and management team. In making financial and operational decisions, NTS relies on an internal management reporting process that provides revenue and operating cost information for each of its operating units. Revenues and booking activities are also tracked by market type.

In fiscal 2005, NTS improved its top-line and bottom-line results. Revenues increased 2.2% to approximately $107 million and net income increased 30% to approximately $1.7 million. Diluted earnings per share increased to 18 cents per share in fiscal 2005 compared to 14 cents per share in fiscal 2004.

Summary of Revenues for fiscal years 2005 and 2004:

	FY 2005	FY 2004	Change	% Change
Engineering & Evaluation Revenues	$63,236,000	$58,410,000	$4,826,000	8.30%
Technical Solutions Revenues	43,761,000	46,238,000	(2,477,000)	-5.40%
Total Revenues	$106,997,000	$104,648,000	$2,349,000	2.20%

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

Revenues in the Technical Solutions segment are generated from a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its customers’ information technology (“IT”) such as help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers and engineering service needs.

On July 30, 2004, AETL Testing Inc. (a Canadian corporation), a wholly-owned subsidiary of the Company (“AETL”), acquired substantially all of the fixed assets of a Canadian test laboratory involved in the testing of telecommunications equipment, located in Calgary, Alberta, Canada, for a total purchase price of $1,033,000. By making this acquisition, the Company intends to expand its presence to Canada and increase its opportunities in the testing of telecommunication equipment. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from August 1, 2004 to January 31, 2005.

In January of 2004, NTS acquired substantially all of the assets and business of DTI Holdings, LLC, doing business as Dynamic Testing (“DTI”). DTI provides large-scale shock and vibration testing services that are used to qualify mission critical equipment such as navigation, communication and guidance weapons installed on U.S. Navy combatants.

On October 14, 2002, NTS acquired the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions, a subsidiary of Fluor Corporation. The acquired business had six offices serving approximately 50 customers with more than 330 IT professionals.

Summary of Cash Flows for fiscal years 2005 and 2004:

	FY 2005	FY 2004	Change	% Change
Net cash provided by operating activities	$6,590,000	$8,804,000	$(2,214,000)	-25.1%
Net cash used for investing activities	(6,089,000)	(7,470,000)	1,381,000	18.5%
Net cash provided by (used in) financing activities	1,026,000	(232,000)	1,258,000	542.2%
Effect of exchange rate changes on cash and cash equivalents	13,000	—	13,000	n/a
Net increase in cash	$1,540,000	$1,102,000	$438,000	39.7%

The decrease in net cash provided by operating activities was primarily due to the increase in accounts payable payments in FY 2005 and the effect of the change in accounts receivable balance in FY 2005 compared to the change in FY 2004, partially offset by the increase in net income. A portion of this increase was used to pay for capital expenditures and to complete the acquisition of the Canadian test laboratory. Cash used in financing activities increased as borrowings on current and long-term debt were higher than repayments. Overall, net cash increased by $1,540,000 in fiscal 2005, compared to an increase of $1,102,000 in fiscal 2004.

Critical Accounting Policies

The consolidated financial statements of the Company are prepared in accordance with U.S. Generally accepted accounting principles, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements in Item 8). Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Revenues from fixed price testing contracts are recorded upon completion of contracts, which are generally short-term, or identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Milestone payments related to each task are then established in the contract, which provide for a normal profit margin relative to similar testing performed for similar tasks historically. Revenues relative to each task and from contracts which are time and materials based are recorded as effort is expended (hours charged). Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified.  To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

Inventories

Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost, which is not in excess of estimated net realizable value. Such inventories for each contract are reviewed on a monthly basis over the life of the contract and additional write-downs of inventories are made if there are insufficient revenues remaining on the contract.

Deferred Income Taxes

At January 31, 2005, the Company has recorded a net deferred tax asset of $1,529,000. The Company has recorded this asset as it believes that it is more likely than not that the Company will be able to realize the asset through reduction of future taxable income. The Company bases this belief upon the levels of taxable income historically generated by its business, as well as projections of future taxable income. If future levels of taxable income are not consistent with its expectations, the Company may be required to record a valuation allowance, which could reduce its net income by a material amount.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for NTS in the fiscal year beginning February 2006. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share based payments.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

REVENUES

	Twelve months ended January 31,
	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Engineering & Evaluation	$63,236	8.3%	$58,410	6.1%	$55,037
Technical Solutions	43,761	(5.4)%	46,238	50.1%	30,800
Total revenues	$106,997	2.2%	$104,648	21.9%	$85,837

For the year ended January 31, 2005, total revenues increased $2,349,000 or 2.2% when compared with fiscal 2004.

For the year ended January 31, 2004, total revenues increased $18,811,000 or 21.9% when compared with fiscal 2003.

Engineering & Evaluation:

For the year ended January 31, 2005, revenues in the Engineering & Evaluation segment increased $4,826,000 or 8.3% when compared to the same period in fiscal 2004, primarily due to revenues of $3,718,000 and $531,000, respectively, in fiscal 2005 from the acquisition of DTI Holdings, LLC, in Rustburg Virginia, and the acquisition of a telecommunications test laboratory in Calgary, Canada. The DTI acquisition was effective on January 1, 2004 and revenues of $142,000 were recorded in fiscal 2004. The telecommunications test laboratory acquisition in Calgary was effective on August 1, 2004. Revenues also increased in the Company’s space and automotive testing businesses and the computer testing business. These increases were partially offset by the decrease in the passive fiber optic testing business and the decrease in defense related business at the Camden, Arkansas facility. The decrease in revenues at the Camden facility was due to revenues from a major contract related to the war on terrorism that was completed in fiscal 2004.

For the year ended January 31, 2004, Engineering & Evaluation revenues increased by $3,373,000 or 6.1% when compared to the same period in fiscal 2003, primarily due to increases in military business at the Camden, Arkansas facility, passive fiber optics testing at the Fullerton, California facility, testing on space programs at the Los Angeles facility, military and commercial electronics testing at the Plano, Texas facility, automotive and registration business and the inclusion of approximately $142,000 in revenues from DTI, which was acquired in January of 2004. These increases were partially offset by a decrease in the computer testing business and a decrease in the traditional testing business at the Boxborough, Massachusetts facility and at the Santa Clarita, California facility.

Technical Solutions:

For the year ended January 31, 2005, revenues in the Technical Solutions segment decreased by $2,477,000 or 5.4% when compared to the same period in fiscal 2004, as a result of the continued degradation of the IT market staffing business due to competition from off-shore companies and the loss of certain customers in geographic areas where the Company discontinued its sales and marketing efforts.

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

GROSS PROFIT

	Twelve months ended January 31,
	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Engineering & Evaluation	$17,207	10.4%	$15,590	13.3%	$13,766
% to segment revenue	27.2%		26.7%		25.0%
Technical Solutions	6,963	(2.2)%	7,120	31.6%	5,410
% to segment revenue	15.9%		15.4%		17.6%
Total	$24,170	6.4%	$22,710	18.4%	$19,176
% to total revenue	22.6%		21.7%		22.3%

For the year ended January 31, 2005, total gross profit increased $1,460,000 or 6.4% when compared with fiscal 2004.

For the year ended January 31, 2004, total gross profit increased $3,534,000 or 18.4% when compared with fiscal 2003.

Engineering & Evaluation:

For the year ended January 31, 2005, gross profit for the Engineering & Evaluation segment increased by $1,617,000 or 10.4% when compared with the same period in fiscal 2004, primarily as a result of the revenue increase discussed above. Gross profit margin as a percentage of revenues increased to 27.2% in the current year from 26.7% in the prior year, primarily due to the DTI acquisition which has a higher gross profit margin than the average gross profit percentage for the Engineering & Evaluation segment and higher gross margins generated from the software testing business.

For the year ended January 31, 2004, gross profit for the Engineering & Evaluation segment increased by $1,824,000 or 13.3% when compared with the same period in fiscal 2003, primarily as a result of the revenue increase discussed above and the increase in gross profit as a percentage of revenue which increased to 26.7% from 25.0% when compared to the same period in the prior year.

Technical Solutions:

For the year ended January 31, 2005, gross profit decreased by $157,000 or 2.2% in the Technical Solutions segment when compared to the same period in fiscal 2004, primarily as a result of the revenue decrease discussed above. Gross profit margin as a percentage of revenues increased to 15.9% in the current year from 15.4% in the prior year as a result of the increase in specialty and technical service customers which have higher margins.

For the year ended January 31, 2004, gross profit increased by $1,710,000 or 31.6% in the Technical Solutions segment when compared to the same period in fiscal 2003, due to the acquisition of TRS Staffing

Solutions. Gross profit as a percentage of revenue decreased however to 15.4 % from 17.6% when compared to the same period in the prior year, primarily due to the competitive pricing pressures in the technical staffing industry.

SELLING, GENERAL & ADMINISTRATIVE

	Twelve months ended January 31,
	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Engineering & Evaluation	$14,290	13.0%	$12,647	10.4%	$11,458
% to segment revenue	22.6%		21.7%		20.8%
Technical Solutions	6,359	(7.1)%	6,848	38.2%	4,954
% to segment revenue	14.5%		14.8%		16.1%
Total	$20,649	5.9%	$19,495	18.8%	$16,412
% to total revenue	19.3%		18.6%		19.1%

For the year ended January 31, 2005, total selling, general and administrative expenses increased $1,154,000 or 5.9% when compared with fiscal 2004.

For the year ended January 31, 2004, total selling, general and administrative expenses increased $3,083,000 or 18.8% when compared with fiscal 2003.

Engineering & Evaluation:

For the year ended January 31, 2005, selling, general and administrative expenses increased by $1,643,000 or 13.0% when compared with the same period in fiscal 2004, primarily due to: approximately $430,000 due to sales costs related to efforts to expand the Company nationally and internationally and the addition of new sales and customer service representatives, approximately $325,000 in one-time start-up costs associated with the development of new test specifications for the emerging wireless technologies and the development of capabilities to perform testing on new DSL services, approximately $320,000 in regional management salaries and related costs, approximately $230,000 in outside services and consulting costs, approximately $165,000 in costs related to the improvement of the Company’s internal IT infrastructure and website and approximately $160,000 in costs incurred by the Company to prepare for compliance with Section 404 of the Sarbanes-Oxley Act, that makes reporting on internal controls mandatory for all registrants under the Securities Act of 1934. All other selling, general and administrative expenses increased by a net amount of approximately $13,000.

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

Technical Solutions:

For the year ended January 31, 2005, selling, general and administrative expenses decreased by $489,000 or 7.1% when compared with fiscal 2004, primarily due to the reduction in selling costs associated with the lower revenues and other administrative cost reductions.

For the year ended January 31, 2004, selling, general and administrative expenses increased by $1,894,000 or 38.2% when compared with fiscal 2003, due to the additional expenses related to the acquired business of TRS Staffing Solutions which has allowed Technical Solutions to expand into new geographic markets with a significantly expanded sales force. The Company restructured its sales and operations units and was able to reduce selling and administrative costs and improve performance.

OPERATING INCOME

	Twelve months ended January 31,
	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Engineering & Evaluation	$2,917	(0.9)%	$2,943	27.5%	$2,308
% to segment revenue	4.6%		5.0%		4.2%
Technical Solutions	604	122.1%	272	(40.4)%	456
% to segment revenue	1.4%		0.6%		1.5%
Total	$3,521	9.5%	$3,215	16.3%	$2,764
% to total revenue	3.3%		3.1%		3.2%

For the year ended January 31, 2005, operating income increased $306,000 or 9.5% when compared with fiscal 2004.

For the year ended January 31, 2004, operating income increased $451,000 or 16.3% when compared with fiscal 2003.

Engineering & Evaluation:

For the year ended January 31, 2005, operating income decreased by $26,000 or 0.9% when compared with fiscal 2004, as a result of the increase in selling, general and administrative expenses discussed above, partially offset by the increase in gross profit discussed above.

For the year ended January 31, 2004, operating income increased by $635,000 or 27.5% when compared with fiscal 2003, as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses discussed above.

Technical Solutions:

For the year ended January 31, 2005, operating income increased by $332,000 or 122.1% when compared with the same period in fiscal 2004, as a result of the decrease in selling and general and administrative expenses discussed above, partially offset by the decrease in gross profit discussed above.

For the year ended January 31, 2004, operating income decreased by $184,000 or 40.4% when compared with the same period in fiscal 2003, as a result of the lower gross margins, the increase in selling and general and administrative expenses discussed above, partially offset by the increase in gross profit discussed above.

Interest Expense

Interest expense decreased $6,000 in fiscal 2005 when compared to fiscal 2004 primarily due to lower interest rate levels in fiscal 2005 offset by slightly higher average debt balances in fiscal 2005 when compared to the same period last year. Interest expense decreased $129,000 in fiscal 2004 when compared to fiscal 2003 primarily due to lower interest rate levels in fiscal 2004 offset by slightly higher average debt balances in fiscal 2004 when compared to the same period last year.

Other Income

Other income of $162,000 in fiscal 2005 includes approximately $158,000 in gain from the sale of real estate. Other income of $192,000 in fiscal 2004 included approximately $149,000 in insurance proceeds for equipment damage incurred at the Camden facility due to severe weather. It also included proceeds from the transfer of a portion of land to the city of Santa Clarita taken by eminent domain for a new highway.

Income Taxes

The income tax provisional rate of 35.1% for fiscal 2005 is lower than normal due to the earnings associated with the Company’s foreign subsidiary which significantly increased in the current year and are considered to be permanently invested. Earnings for this foreign subsidiary are reported net of tax and are included in income before income taxes and the associated tax is not separately stated in income taxes. The income tax rates for fiscal years 2004 and 2003 are 45.7% and 43.6% respectively. They reflect a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

Management has determined that it is more likely than not that the Company’s deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Net Income

In fiscal 2005, net income increased $389,000 to $1,682,000 when compared to fiscal 2004. This increase was due to the increase in operating income and the lower income tax rate, partially offset by the decrease in other income and minority interest in fiscal 2005, when compared to fiscal 2004.

In fiscal 2004, net income increased $435,000 to $1,293,000 when compared to fiscal 2003. This increase was due to the increase in operating income of the E&E segment, the decrease in interest expense and the increase in other income in fiscal 2004 compared to fiscal 2003.

Business Environment

In the Engineering & Evaluation segment, The Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

The defense and aerospace markets generate 57% of the overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market needs for defense and advanced technology systems. Also, the increase in government outsourcing activity has created additional opportunities for NTS. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. After the 9/11 incident, the Company has seen an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at the Company’s Arkansas facility. NTS has installed a new rocket firing range and has upgraded it’s capability to handle large weapons systems as well as maintaining shock machines, centrifuges, acoustical chambers, hydraulic and electro-dynamic vibration equipment. The Company believes it operates more of these systems than any other company. The Company anticipates the level of need will increase for the foreseeable future and has expanded its service offering, particularly at the Camden, Arkansas facility and the Tinton Falls, New Jersey facility to handle the anticipated increase in demand.

The telecommunications market in the past three years has not been favorable. The Company has experienced a decline in business in this market. The outlook for the foreseeable future appears favorable, however, due to the increase in product certification outsourcing by the major Regional Bell Operating Companies (RBOCs). The Company has been approved as an Independent Test laboratory (ITL) by the RBOCs to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications (NEBS). The Company is currently providing this service at laboratories in

California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an ITL to offer a complete suite of passive fiber components certifications and Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy “triple play” (voice, video, and broadband) offerings over FTTP (fiber to the premise) passive fiber networks. The Company recently acquired a network architecture and interoperability laboratory in Northern California. This laboratory was acquired to extend the Company’s service offering to handle the anticipated demand for interoperability testing and the FTTP deployment.

The transportation and power markets have been stable with the Company experiencing slight incremental growth in the transportation business, while the Company is experiencing no growth in the power business. The Company anticipates that these two markets will remain stable with no significant external growth.

The Computer and Electronics Markets have been stable with the Company experiencing growth in the Japan operation. This growth is directly attributed to the USB certification technology transfer that was completed this year. The Company anticipates growth in these markets as the international expansion strategy is deployed this year. Development plans include cooperative agreements in Taiwan, Hong Kong and mainland China. The cooperative agreements will focus on providing USB, USB on the go, Connector and Zigbee certification to device manufacturers and industrial products manufactured in Asia. The Company believes that the demand for these certification activities will increase in Asia.

In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers’ needs with a focus on IT development. The IT general services business is extremely competitive with a portion of this work being outsourced to off-shore providers. The Company has experienced a decline in the general service IT business as a result of the current adverse market trends. To offset this competitive environment, the Company is deploying a migration strategy focusing on meeting the anticipated increase in demand for specialized compliance and engineering support services at Company locations as well as taking advantage of offshore opportunities. The Company is now offering a specialized niche oriented compliance and engineering service. This service is being deployed by cross selling to the clients currently being serviced by the Engineering and Evaluation segment. The Company has also set up a test and compliance laboratory in Vietnam for a major US Fortune 500 computer company to take advantage of the low cost highly skilled labor in Vietnam. The Company believes it has a competitive advantage because of the existing relationships with the Engineering and Evaluation clients and anticipates the specialized compliance and engineering service need will continue to grow both domestically as well as internationally as a result of the continued outsourcing trend.

Notwithstanding the foregoing and because of factors affecting the Company’s operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources

Summary of cash flows:

	FY 2005	FY 2004	FY 2003
Net cash provided by operating activities	$6,590,000	$8,804,000	$3,739,000
Net cash used for investing activities	(6,089,000)	(7,470,000)	(4,785,000)
Net cash provided by (used in) financing activities	1,026,000	(232,000)	822,000
Effect of exchange rate changes on cash and cash equivalents	13,000	—	—
Net increase (decrease) in cash	$1,540,000	$1,102,000	$(224,000)

Net cash provided by operating activities of $6,590,000 in fiscal 2005 primarily consisted of net income of $1,682,000 adjusted for non-cash items of $4,798,000 in depreciation and amortization and $302,000 in other non-cash items, partially offset by $192,000 of changes in working capital and other activities. Working capital changes included a decrease in accounts payable balances of $973,000. The decrease in cash provided by operating activities from fiscal 2004 to fiscal 2005 was primarily the result of the change in accounts receivable, the increase in accounts payable payments, partially offset by the higher net income in fiscal 2005. Net cash provided by operating activities of $8,804,000 in fiscal 2004 primarily consisted of net income of $1,293,000 adjusted for non-cash items of $4,776,000 in depreciation and amortization and $379,000 in other non-cash items, and $2,356,000 of changes in working capital and other activities. Working capital changes included a decrease in accounts receivable balances of approximately $2,238,000, reflecting improved collection performance in fiscal 2004. The increase in cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily the result of the change in accounts receivable and the higher net income in fiscal 2004. Net cash provided by operating activities of $3,739,000 in fiscal 2003 primarily consisted of net income of $858,000, adjusted for non-cash items of $4,615,000 in depreciation and amortization and $616,000 in other non-cash items, partially offset by $2,350,000 of changes in working capital and other activities. Working capital changes included an increase in accounts receivable balances of approximately $3,534,000, primarily due to the acquisition of TRS Staffing Solutions. The decrease in cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily the result of the change in accounts receivable.

Net cash used for investing activities in fiscal 2005 of $6,089,000 was primarily attributable to capital spending of $5,189,000 and cash used in the acquisition of the Canadian test laboratory for $1,033,000, partially offset by proceeds from the sale of real estate of $311,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities decreased from fiscal 2004 to fiscal 2005 by $1,381,000 primarily as a result of the acquisition of DTI in fiscal 2004. Net cash used for investing activities in fiscal 2004 of $7,470,000 was primarily attributable to capital spending of $4,599,000 and cash used in the acquisition of DTI for $2,687,000. Cash used in investing activities increased from fiscal 2003 to fiscal 2004 by $2,685,000 primarily as a result of the acquisition of DTI and an increase of approximately $1 million in capital spending in fiscal 2004. Net cash used in investing activities in fiscal 2003 of $4,785,000 was primarily attributable to capital spending of $3,620,000 and cash used in the acquisition of TRS Staffing Solutions for $1,589,000, partially offset by the sale of land for $594,000. Cash used in investing activities increased from fiscal 2002 to fiscal 2003 by $2,003,000 primarily as a result of the acquisition of TRS Staffing Solutions and an increase of approximately $400,000 in capital spending in fiscal 2003.

Net cash provided by financing activities in fiscal 2005 of $1,026,000 consisted of proceeds from borrowings of $2,228,000, proceeds from stock options exercised of $300,000, partially offset by repayments of debt of $1,502,000. Net cash used for financing activities in fiscal 2004 of $232,000 consisted of repayments of debt of $2,141,000, common stock repurchase of $106,000, offset by proceeds from borrowings of $1,831,000 and proceeds from stock options exercised of $184,000. Net cash provided by financing activities in fiscal 2003 of $822,000 consisted of proceeds from borrowings of $4,650,000 offset by repayments of debt of $3,635,000, common stock repurchase of $154,000 and payments of cash dividends to NQA of $39,000.

On November 25, 2002, the Company increased the revolving line of credit with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent, retained 60% of the line with First Bank, as the participant, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company’s net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent’s prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at January 31, 2005 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit was $998,000 as of January 31, 2005. The Company was in full compliance with all of the covenants with its banks as of January 31, 2005 with the exception of the capital expenditure covenant, which was in excess of the allowed amount by approximately $189,000. The Company requested and received a waiver from its banks. The Company is currently in negotiations with its banks to increase its lines of credit.

The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 2005 was $2,775,000. The balance of other notes payable collateralized by land and building was $2,775,000, and the balance of unsecured notes was $480,000 at January 31, 2005.

Contractual Obligations:

	2006	2007 through 2009	After 2009	Total
Long-term debt	$975,000	$18,132,000	$2,425,000	$21,532,000
Operating lease obligations	1,611,000	2,598,000	336,000	4,545,000
Total	$2,586,000	$20,730,000	$2,761,000	$26,077,000

Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures. The Company’s long-term debt may be accelerated if the Company fails to meet its covenants with its banks. The Company believes that the cash flow from operations and the revolving line of credit will be sufficient to fund its operations for the next twelve months.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect interest expense by $160,000 at January 31, 2005 as compared with $161,000 at January 31, 2004.

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K. Any of the following risks may have a material negative impact on the Company’s financial condition.

The Company is subject to the effects of general economic and market conditions (including economic disruption caused by terrorist acts). If the economic conditions worsen, the Company may experience material adverse effects on its business, operating results, and financial condition.

Results may be adversely affected by:

•       The loss of significant customers or significant decreases in their purchasing volume;

•       Pricing concessions that may be given on volume sales due to competition;

•       The rescheduling or cancellation of customer orders;

•       Fluctuations and availability of certain raw materials or components that are needed to test customers’ products;

•       The loss of key management or technical personnel;

•       The financial condition of the Company’s major customers;

•       Fraudulent transactions committed against the Company;

•       U.S. government defense programs are subject to special risk, including dependence on government appropriations, contract termination without cause, contract renegotiations, and intense competition for the available defense business;

•       Inability to find temporary workers with the skills required by customers in the Technical Solutions segment;

•       The inability to procure sufficient insurance to cover operational and contractual risks;

•       Program performance (including the ability to perform fixed-price contracts within estimated costs and the timing of test report deliveries);

•       Future changes in zoning could adversely affect the Company’s ability to fully utilize its facilities to service its clients;

•       The Company’s California facilities, including its principal executive offices, are located near major earthquake fault lines. A major earthquake or any other natural disaster in a region near any of the Company’s facilities, could materially and adversely affect the Company’s business;

•       To remain competitive, the Company must be able to respond effectively to technological changes and be able to hire, train and retain highly skilled sales, engineering and technical personnel.

Environmental Matters

An internal environmental compliance group formed in 1991 continues to review environmental matters for the Company.

Although the Company’s business does not involve the manufacture or extensive use of hazardous substances, the Company does have a program to ensure compliance with applicable environmental laws at its various testing facilities, which includes conducting regular internal audits to identify and categorize potential environmental exposure.

The Company’s Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation. The adjacent site has, in the past, been used for manufacture of solid rocket fuel propellants, munitions and flares that contained perchlorate, a hazardous substance. Soil samples taken from the Santa Clarita property in 2003 were inconclusive as to the existence of perchlorate. Recent heavy rainfall resulted in a run off from the adjacent site onto the Santa Clarita property. The Company arranged for samples to be taken of the surface water from the adjacent site and early indications are that the tested water contains high levels of perchlorate. Further testing is being conducted. No cleanup activity has been conducted on the Santa Clarita property and it has yet to be determined whether remediation will be required at the site, or, if required, the extent and cost of any remediation. The Company believes that in the event it does incur remediation costs that it will have valid claims for indemnification against the owner of the adjacent site and the municipality that built a road between the adjacent site and the Santa Clarita property that appears to have contributed to the runoff from the adjacent site. Recovery of such remediation costs may, however, be uncertain and may involve significant litigation expense.

Impact of Inflation

The Company continues to incur increased costs in the areas of wages, insurance, workers compensation, and utilities which it cannot pass along to customers in the current economic environment. To date, these increases have been partially offset by reductions in other operating areas through improved efficiencies. The Company can give no assurances, however, that in the future it can offset such increased costs.

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

National Technical Systems, Inc.

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Woodland Hills, California
April 15, 2005

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31,

	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$6,201,000	$4,661,000
Accounts receivable, less allowance for doubtful accounts of $906,000 at January 31, 2005 and $938,000 at January 31, 2004	18,618,000	18,822,000
Income taxes receivable	521,000	320,000
Inventories	1,612,000	1,995,000
Deferred income taxes	1,529,000	1,184,000
Prepaid expenses	666,000	827,000
Total current assets	29,147,000	27,809,000
Property, plant and equipment, at cost
Land	1,415,000	1,455,000
Buildings	10,165,000	9,802,000
Machinery and equipment	70,069,000	64,511,000
Leasehold improvements	7,664,000	7,544,000
Total property, plant and equipment	89,313,000	83,312,000
Less: accumulated depreciation	(58,073,000)	(53,357,000)
Net property, plant and equipment	31,240,000	29,955,000
Goodwill	2,740,000	2,740,000
Other assets	3,542,000	3,128,000
TOTAL ASSETS	$66,669,000	$63,632,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,512,000	$4,485,000
Accrued expenses	3,755,000	3,514,000
Income taxes payable	—	23,000
Deferred income	424,000	185,000
Current installments of long-term debt	975,000	1,052,000
Total current liabilities	8,666,000	9,259,000
Long-term debt, excluding current installments	20,557,000	19,754,000
Deferred income taxes	5,572,000	4,875,000
Deferred compensation	810,000	799,000
Minority interest	113,000	113,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,025,000 as of January 31, 2005 and 8,863,000 as of January 31, 2004	14,184,000	13,760,000
Retained earnings	16,805,000	15,123,000
Accumulated other comprehensive loss	(38,000)	(51,000)
Total shareholders’ equity	30,951,000	28,832,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,669,000	$63,632,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended January 31,

	2005	2004	2003
Net revenues	$106,997,000	$104,648,000	$85,837,000
Cost of sales	82,827,000	81,938,000	66,661,000
Gross profit	24,170,000	22,710,000	19,176,000
Selling, general and administrative expense	20,649,000	19,495,000	16,412,000
Operating income	3,521,000	3,215,000	2,764,000
Other income (expense):
Interest expense, net	(1,091,000)	(1,097,000)	(1,226,000)
Other income	162,000	192,000	11,000
Total other income (expense)	(929,000)	(905,000)	(1,215,000)
Income before income taxes and minority interest	2,592,000	2,310,000	1,549,000
Income taxes	910,000	1,056,000	676,000
Income before minority interest	1,682,000	1,254,000	873,000
Minority interest	—	39,000	(15,000)
Net income	$1,682,000	$1,293,000	$858,000
Net income per common share:
Basic	$0.19	$0.15	$0.10
Diluted	$0.18	$0.14	$0.10
Weighted average common shares outstanding	8,946,000	8,640,000	8,656,000
Dilutive effect of stock options	620,000	566,000	39,000
Weighted average common shares outstanding, assuming dilution	9,566,000	9,206,000	8,695,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

		Common		Accumulated	Total
	Number of	Stock	Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at January 31, 2002	8,667,000	$12,517,000	$13,011,000	$(51,000)	$25,477,000
Net income	—	—	858,000	—	858,000
Foreign currency translation	—	—	—	—	—
Comprehensive income					858,000
NQA equity infusion	—	275,000	—	—	275,000
Stock repurchase	(57,000)	(154,000)	—	—	(154,000)
Cash dividends NQA, Ltd	—	—	(39,000)	—	(39,000)
Balance at January 31, 2003	8,610,000	12,638,000	13,830,000	(51,000)	26,417,000
Net income	—	—	1,293,000	—	1,293,000
Foreign currency translation	—	—	—	—	—
Comprehensive income					1,293,000
Stock options exercised	81,000	184,000	—	—	184,000
Tax benefit from stock options exercise	—	44,000	—	—	44,000
Stock repurchase	(24,000)	(106,000)	—	—	(106,000)
Stock issued to DTI Holdings, LLC	196,000	1,000,000	—	—	1,000,000
Balance at January 31, 2004	8,863,000	13,760,000	15,123,000	(51,000)	28,832,000
Net income	—	—	1,682,000	—	1,682,000
Foreign currency translation	—	—	—	13,000	13,000
Comprehensive income					1,695,000
Stock options exercised	173,000	423,000	—	—	423,000
Stock retired for option exercise	(25,000)	(123,000)	—	—	(123,000)
Issuance of restricted common stock for services	14,000	50,000	—	—	50,000
Tax benefit from stock options exercise	—	74,000	—	—	74,000
Balance at January 31, 2005	9,025,000	$14,184,000	$16,805,000	$(38,000)	$30,951,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended January 31,

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,682,000	$1,293,000	$858,000
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,798,000	4,776,000	4,615,000
Provisions for losses (recoveries) on receivables	(32,000)	(359,000)	199,000
Gain on sale of assets	(158,000)	—	(50,000)
Loss on retirement of assets	16,000	—	17,000
Undistributed earnings of affiliate	—	(38,000)	15,000
Deferred income taxes	352,000	732,000	435,000
Tax benefit from stock options exercised	74,000	44,000	—
Issuance of restricted common stock for services	50,000	—	—
Changes in assets and liabilities (net of acquisition):
Accounts receivable	235,000	2,238,000	(3,534,000)
Inventories	383,000	514,000	(919,000)
Prepaid expenses	161,000	303,000	(78,000)
Other assets and intangibles	(265,000)	(199,000)	(4,000)
Accounts payable	(973,000)	(207,000)	1,390,000
Accrued expenses	241,000	(119,000)	1,031,000
Income taxes payable	(23,000)	23,000	—
Deferred income	239,000	10,000	(322,000)
Deferred compensation	11,000	3,000	13,000
Income taxes receivable	(201,000)	(210,000)	73,000
Cash provided by operating activities	6,590,000	8,804,000	3,739,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,189,000)	(4,599,000)	(3,620,000)
Sale of property, plant and equipment	311,000	—	594,000
Investment in life insurance	(178,000)	(184,000)	(170,000)
Acquisition of assets, net of cash	(1,033,000)	(2,687,000)	(1,589,000)
Net cash used for investing activities	(6,089,000)	(7,470,000)	(4,785,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	2,228,000	1,831,000	4,650,000
Repayments of current and long-term debt	(1,502,000)	(2,141,000)	(3,635,000)
Cash dividends paid to NQA, Ltd.	—	—	(39,000)
Proceeds from stock options exercised	300,000	184,000	—
Common stock repurchase	—	(106,000)	(154,000)
Net cash provided by (used for) financing activities	1,026,000	(232,000)	822,000
Effect of exchange rate changes on cash and cash equivalents	13,000	—	—
Net increase (decrease) in cash	1,540,000	1,102,000	(224,000)
Beginning cash balance	4,661,000	3,559,000	3,783,000
ENDING CASH BALANCE	$6,201,000	$4,661,000	$3,559,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,078,000	$1,171,000	$1,253,000
Income taxes	667,000	529,000	130,000
Cash received during the year for:
Income taxes	—	5,000	41,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
NQA, Ltd. equity infusion
Forgiveness of certification fee for equity	$—	$—	$275,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (“NTS” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has consolidated NQA, Inc., a 50% owned subsidiary for which the distribution of profits and losses is 50.1% to the Company, and 49.9% to the other shareholder. NTS controls the management decisions and elects the president of NQA, Inc. and therefore has complete operating control of the subsidiary. XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $760,000, $284,000 and $179,000 at January 31, 2005, 2004 and 2003, respectively.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

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

Reimbursements, including those related to travel and other out-of-pocket expenses are included in revenues and an equivalent amount of reimbursable expenses is included in operating costs and expenses.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost, which is not in excess of estimated net realizable value.

Property Held for Sale

In fiscal year 2005, the Company sold the Palm Desert, California condominium and purchased a new condominium, which is also located in Palm Desert. The Company recorded a gain of approximately $158,000 from the sale of the old condominium. During fiscal year ended January 31, 2003, the Company sold a parcel of land in San Diego County, California. Net proceeds from the sale were $544,000 which was the same amount recorded as cost.

Property, Plant and Equipment

Property, plant, and equipment is stated at actual cost and is depreciated and amortized using the straight-line method over the following estimated useful lives:

Buildings	30 to 35 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Terms of lease, or
estimated useful life
(whichever is less)

Intangible Assets

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.”

As of January 31, 2005 and 2004, the Company had the following acquired intangible assets:

	January 31, 2005				January 31, 2004
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life
Intangible assets subject to amortization:
Covenant not to compete	$148,000	$78,000	$70,000	3-5 years	$148,000	$39,000	$109,000	3-5 years
Intangible assets not subject to amortization:
Goodwill	$3,537,000	$797,000	$2,740,000		$3,537,000	$797,000	$2,740,000

Amortization expense for intangible assets subject to amortization was $39,000 and $30,000 for the years ended January 31, 2005 and 2004, respectively.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies (Continued)

Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company has identified two reporting units in the Engineering and Evaluation segment and one reporting unit in the Technical Solutions segment, which constitute components of its business that include goodwill. The Company completed its annual goodwill impairment test and has determined that the fair value of each of the reporting units exceeded the reporting unit’s carrying amount, and no impairment was indicated.

Long-lived assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amounts. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings.

Stock-Based Compensation

The Company has elected to continue to follow APB No. 25 , “Accounting for Stock Issued to Employees”, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock Based Compensation”, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company’s financial statements, since the exercise price of the Company’s employee stock options is not less than the market price of the underlying stock on the date of grant.

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

	2005	2004	2003
Expected life (in years)	7.68	8.5	8.4
Risk-free interest rate	3.71%	3.31%	3.10%
Expected volatility	76%	86%	94%
Expected dividend yield	0.00%	0.65%	0.71%

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2005 was $4.67 per share. Had compensation cost for the Company’s stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been as indicated below:

	January 31, 2005	January 31, 2004	January 31, 2003
Net income (loss)
As reported	$1,682,000	$1,293,000	$858,000
Pro forma	$1,155,000	$876,000	$533,000
Basic earnings (loss) per common share
As reported	$0.19	$0.15	$0.10
Pro forma	$0.13	$0.10	$0.06
Diluted earnings (loss) per common share
As reported	$0.18	$0.14	$0.10
Pro forma	$0.12	$0.10	$0.06

Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company is required to report and display the components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income was $13,000 for fiscal year 2005. There was no comprehensive income or loss in fiscal year 2004. Accumulated other comprehensive loss was $38,000 and $51,000 as of January 31, 2005 and 2004, respectively, due to foreign currency translation adjustments.

Earnings Per Share

Basic and diluted net income per common share is presented in conformity with SFAS No. 128, “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

Foreign Currency Translation

The accounts of the foreign divisions are translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All balance sheet accounts have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders’ equity. In

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(1)   Summary of Significant Accounting Policies (Continued)

fiscal year 2005, the translation of the balance sheet accounts resulted in a $13,000 unrealized gain. There was no translation gain or loss adjustment in fiscal years 2004 and 2003.

Related Party Transactions

NTS provides management and consulting services to NQA, Inc. for an agreed upon management fee. Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company. Management fees earned by the Company for fiscal 2005, 2004 and 2003 were $214,000, $241,000 and $241,000, respectively.

NQA, Ltd., the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. NQA, Ltd. charges NQA, Inc. an agreed upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service (“UKAS”) and Raad voor Accreditatie (“RVA”) levy. Certification fees for fiscal 2005, 2004 and 2003 were $214,000, $241,000 and $241,000, respectively.

NQA, Inc. leases space from NTS and was assessed $71,000 for rent and utilities in fiscal years 2005 and 2004, respectively.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for NTS in the fiscal year beginning February 2006. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share based payments.

(2)   Business Acquisition and Disposition

The following table summarizes the acquisitions completed during fiscal years 2005, 2004 and 2003 that were accounted for under the purchase method of accounting:

		Purchase Price	Goodwill	Other Intangibles
FY 05	Telecommunications Test Laboratory, Calgary	$1,033,000	—	—
FY 04	DTI Holdings, LLC	$3,687,000	$1,870,000	$59,000
FY 03	TRS Staffing Solutions	$1,589,000	—	$89,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(2)   Business Acquisition and Disposition (Continued)

Acquisition of Telecommunications Test Laboratory, Calgary

On July 30, 2004, AETL Testing Inc. (a Canadian Corporation), a wholly-owned subsidiary of the Company (“AETL”), acquired substantially all of the fixed assets of a Canadian Test Laboratory involved in the testing of telecommunication equipment, located in Calgary, Alberta, Canada, for a total purchase price of $1,033,000. By making this acquisition, the Company intends to expand its presence to Canada and increase its opportunities in the testing of telecommunication equipment. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from August 1, 2004 to January 31, 2005.

The allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

GST receivable	$68,000
Property, plant and equipment	965,000
Totals assets acquired	$1,033,000

Acquisition of DTI Holdings, LLC

On January 23, 2004, NTS through its wholly owned subsidiary, NTS Technical Systems, acquired substantially all of the assets and business of DTI Holdings, LLC, doing business as Dynamic Testing (“DTI”), with an effective date of January 1, 2004. At the closing, NTS delivered $2,583,000 in cash and 195,695 shares of NTS common stock, no par value, with a market value of $1,000,000 and agreed to assume certain liabilities of DTI. In addition, NTS paid $104,000 in transaction related costs. DTI provides its customers with large-scale shock and vibration testing services that are used to qualify mission critical equipment such as navigation, communication and guidance weapons installed on U.S. Navy combatants. Its customers include the U.S. Navy and other U.S. and foreign government agencies, as well as prime contractors and commercial organizations. In addition to testing services, DTI offers its customers a full line of shock isolators. These factors contributed to a purchase price in excess of the fair value of DTI’s net worth, and as a result, the Company has recorded goodwill in connection with this transaction.

Acquisition of TRS Staffing Solutions

On October 14, 2002, XXCAL, Inc. (“XXCAL”), a wholly-owned subsidiary of the Company, acquired substantially all of the U.S. assets and business of the Information Technology Staffing Division of TRS Staffing Solutions (“TRS”), a New Hampshire corporation and wholly-owned subsidiary of Fluor Corporation for a total purchase price of $1,589,000 consisting of the sum of $1,500,000 paid in cash to several subsidiaries of Fluor Corporation and $89,000 of transaction related costs. $1,500,000 of the initial purchase price of $1,589,000 has been allocated to property, plant and equipment consisting of furniture and equipment based on an initial estimate of the respective fair values as of the date of acquisition and the remaining balance of $89,000 was allocated to a covenant not to compete. The acquired business had six offices serving approximately 50 customers with more than 330 IT professionals. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from October 14, 2002.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(3)   Debt

Long-term debt consists of the following:

	2005	2004
Revolving lines of credit (a)	$15,502,000	$15,502,000
Notes payable secured by land and buildings (b)	2,775,000	3,050,000
Secured notes payable (c)	2,775,000	1,620,000
Loans from employee and officers (d)	480,000	634,000
Subtotal	21,532,000	20,806,000
Less current installments	975,000	1,052,000
Total	$20,557,000	$19,754,000

(a)           On November 25, 2002, the Company increased the revolving line of credit with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent, retained 60% of the line with First Bank, as the participant, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company’s net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent’s prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at January 31, 2005 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit was $998,000 as of January 31, 2005. The Company was in full compliance with all of the covenants with its banks as of January 31, 2005 with the exception of the capital expenditure covenant, which was in excess of the allowed amount by approximately $189,000. The Company requested and received a waiver from its banks. The Company is currently in negotiations with its banks to increase its lines of credit.

(b)          The amount of $2,775,000 represents mortgage notes on land and buildings owned by the Company in California and Massachusetts. The notes carry fixed interest rates ranging from 5.5% to 9.0% and they are collateralized by those properties.

(c)           In fiscal 2002 the Company entered into equipment line of credit agreements with Bank of America and the Fifth Third Leasing Company (interest rates of 5.56% to 9.82%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2005 on these notes were $2,481,000 and $22,000, respectively.

In fiscal 2003 the Company entered into a new equipment line of credit agreement with First Bank (interest rate of 7.09%) in order to finance various equipment with terms of 60 months for each equipment schedule. The outstanding balances at January 31, 2005 on this note was $50,000.

Other secured notes payable at January 31, 2005 amounted to $221,000. This balance consisted of two separate loans; one loan for $189,000 was subsequently paid off on March 15, 2005.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(3)   Debt (Continued)

(d)          The Company has unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $480,000 as of January 31, 2005. The interest is payable monthly and is based on the bank’s reference rate less three basis points.

Maturities of long-term debt for five years subsequent to January 31, 2005 are as follows:

2006	$975,000
2007	16,744,000
2008	679,000
2009	709,000
2010	550,000
Thereafter	1,875,000
$21,532,000

In accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, a reasonable estimate of fair value for the Company’s fixed rate debt was based on a discounted cash flow analysis. The carrying amount of variable rate debt, including borrowings under the Company’s revolving lines of credit, approximate their fair values.

The carrying amounts and estimated fair values of the Company’s financial instruments are:

	2005	2005	2004	2004
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Notes payable	$2,775,000	$3,223,000	$3,050,000	$3,983,000
Secured notes payable	2,775,000	2,717,000	1,620,000	1,709,000
Revolving lines of credit	15,502,000	15,502,000	15,502,000	15,502,000
Loans from employee and officers	480,000	480,000	634,000	634,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(4)   Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax profit (loss) generated from foreign operations was $522,000, $95,000 and $65,000 in fiscal 2005, 2004 and 2003, respectively. Accumulated foreign earnings were $741,000 as of January 31, 2005. The earnings associated with the Company’s foreign subsidiary, which significantly increased in the current year, are considered to be permanently invested and are reported net of tax and are included in income before income taxes and the associated tax is not separately stated in income taxes. During fiscal 2004, the Company liquidated its UK subsidiary, the tax effect after the foreign tax credit was an additional $76,000 in income taxes.

The provision (benefit) for income tax expense from continuing operations consists of:

	2005	2004	2003
Current:
Federal	$358,000	$151,000	$136,000
State	137,000	174,000	100,000
Foreign	14,000	—	—
	509,000	325,000	236,000
Deferred:
Federal	187,000	663,000	427,000
State	214,000	68,000	13,000
	401,000	731,000	440,000
Income tax expense	$910,000	$1,056,000	$676,000

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2005	2004	2003
Income before income taxes and minority interest	$2,592,000	$2,310,000	$1,549,000
Federal income tax computed at statutory rate	$881,000	$785,000	$526,000
Tax on liquidation of XXCAL LTD	—	76,000	—
State income taxes, net of federal benefits	89,000	114,000	66,000
Equity income in non-consolidated subsidiary, net of tax	(164,000)	—	—
Other, principally non-deductible expenses	104,000	81,000	84,000
Income tax expense	$910,000	$1,056,000	$676,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(4)   Income Taxes (Continued)

Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company’s deferred tax assets and liabilities at January 31 were as follows:

	2005		2004
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$372,000	$—	$346,000	$—
Vacation accrual	420,000	—	354,000	—
State taxes	252,000	—	105,000	129,000
Deferred Compensation	375,000	—	370,000	—
Net operating loss	40,000	—	34,000	—
Other	70,000	—	2,000	—
Total deferred tax assets	1,529,000	—	1,211,000	129,000
Deferred tax liabilities:
Goodwill	—	(111,000)	(27,000)	—
Gain on installment sale of asset	—	(45,000)	—	(61,000)
Gain on involuntary conversion	—	(112,000)	—	(116,000)
Tax over book depreciation	—	(5,299,000)	—	(4,827,000)
Other	—	(5,000)	—	—
Net deferred tax asset (liability)	$1,529,000	$(5,572,000)	$1,184,000	$(4,875,000)

(5)   Stock Options and Pension Plans

The Company has two employee incentive stock option plans; the “2002 stock option plan” and the “1994 stock option plan.”

Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company’s authorized but unissued common stock. At the annual meeting held on June 28, 2002, the 2002 stock option plan was approved. The number of shares approved for issuance under the 2002 stock option plan was 1,000,000 shares. During fiscal 2005 there were 172,500 shares granted under the 2002 stock option plan and 317,925 shares were reserved for future grants under the 2002 stock option plan. At January 31, 2005 there were 1,461,127 shares authorized and granted under the 1994 stock option plan and there were no shares reserved for future grants.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(5)   Stock Options and Pension Plans (Continued)

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

	2005		2004
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Beginning Balance	2,192,196	$3.47	1,983,108	$3.25
Grants	172,500	4.67	348,450	4.50
Exercises	(172,644)	2.44	(83,437)	2.29
Canceled or expired *	(63,850)	4.23	(55,925)	3.75
Ending balance	2,128,202	$3.63	2,192,196	$3.47
Reserve for future grants at year end *	317,925	—	454,300	—
Exercisable	1,505,199	$3.59	1,364,941	$3.63

*                    For fiscal year ended 2005, of the 63,850 canceled or expired options, only 36,125 were added back to the reserve for future grants, the remaining 27,725 were from the 1994 stock option plan that was discontinued.

The range of exercise prices for options outstanding at January 31, 2005 was $1.35 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company’s stock over the period of the grants.

The following tables summarize information about options outstanding at January 31, 2005:

Range of exercise prices	Outstanding at January 31, 2005	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$1.00 to $2.00	164,125	6.6	$1.65	95,375	$1.70
$2.01 to $3.00	816,796	5.6	$2.62	669,506	$2.68
$3.01 to $4.00	234,283	4.6	$3.31	232,783	$3.31
$4.01 to $5.00	512,575	8.0	$4.55	154,862	$4.66
$5.01 to $6.00	366,006	4.4	$5.42	318,256	$5.47
$6.01 to $7.00	34,417	3.6	$6.36	34,417	$6.36
	2,128,202			1,505,199

These options will expire if not exercised at specific dates ranging from September 2004 to December 2014. During the year ended January 31, 2005, 172,644 options were exercised at prices from $1.49 to $3.25 per share.

The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(5)   Stock Options and Pension Plans (Continued)

plans is to provide retirement benefits to all employees of the Company. The Company’s employees can contribute a portion of their salary into the 401(k) plan and the Company’s Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2005, the Board of Directors and management of the Company approved a contribution to the 401(k) profit sharing plan of $239,000 as compared to $221,000 in 2004 and $172,000 in 2003.

The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.

The deferred compensation benefits are accrued and recognized over each employee’s expected term of employment. The Company’s total deferred compensation expenses were $93,000, $86,000 and $95,000 for the years ended January 31, 2005, 2004 and 2003, respectively. Included in other assets is $2,046,000 and $1,868,000 for the cash surrender values as of January 31, 2005 and 2004, respectively.

(6)   Capital Stock

As of January 31, 2005 and 2004, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2005 and January 31, 2004, 9,025,000 shares and 8,863,000 shares were issued and outstanding, respectively. On February 6, 2001, the Company’s Board of Directors authorized the repurchase of common stock in open market purchases. The Company completed its common stock repurchase program in fiscal 2004 and had purchased 169,750 shares at an average price of $2.54.

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

(7)   Commitments

The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates through fiscal year 2010. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Gross rental expense was $2,346,000 in 2005, $2,273,000 in 2004, and $2,155,000 in 2003.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(7)   Commitments (Continued)

At January 31, 2005, minimum rental payment obligations under operating leases were as follows:

2006	$1,611,000
2007	1,167,000
2008	911,000
2009	520,000
2010	197,000
Thereafter	139,000
$4,545,000

(8)   Accrued Expenses

A summary of accrued expenses at January 31 is as follows:

	2005	2004
Compensation and employee benefits	$2,840,000	$2,794,000
Other	915,000	720,000
Total accrued expenses	$3,755,000	$3,514,000

(9)   Contingencies

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company’s business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(10)   Segment of Business Information

The Company maintains two core operating segments: Engineering & Evaluation and Technical Solutions.

The Engineering & Evaluation segment operates test laboratories in various states in the U.S., Japan and Germany and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, power products, transportation and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States’ Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier’s systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies’ quality policy, quality system documentation and quality records.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(10)   Segment of Business Information (Continued)

The Technical Solutions segment locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them to clients either on a temporary or permanent basis.

The Company’s reportable segments each represent strategic business units that offer different, yet related services. They are managed differently because each requires differing technical skills and sales strategies. Each segment is led by a chief operating decision maker, who, in coordination with the Company’s Chief Executive Officer utilizes the information reported below in evaluating results and allocating resources pertaining to segment operations.

The Company did not have any revenues from a single customer in the Engineering & Evaluation Group, which represented in excess of 10% of total segment revenues. Three major customers represented $7,915,000, $5,876,000 and $4,918,000 of fiscal 2005 Technical Solutions net revenues and two major customers represented $6,860,000 and $5,865,000 of fiscal 2004 Technical Solutions net revenues. Total revenues from customers in foreign operations were $840,000 in fiscal 2005 and $80,000 in fiscal 2004.

The following table illustrates each segment’s operating income for 2005, 2004 and 2003. Assets by segment are those assets that are used in the Company’s operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate and fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

	Year Ended January 31, 2005
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$63,236,000	$43,761,000	$—	$106,997,000
Gross profit	17,207,000	6,963,000	—	24,170,000
Selling, general and administrative expense	14,290,000	6,359,000	—	20,649,000
Operating income	2,917,000	604,000	—	3,521,000
Other income (expense):
Interest expense, net	(983,000)	(108,000)	—	(1,091,000)
Other income (expense)	148,000	14,000	—	162,000
Income before income taxes and minority interest	$2,082,000	$510,000	$—	$2,592,000
Assets	$50,092,000	$10,356,000	$6,221,000	$66,669,000
Equity investments	760,000	—	—	760,000
Expenditures for long-lived assets	5,470,000	150,000	534,000	6,154,000
Depreciation and amortization	4,421,000	171,000	206,000	4,798,000
Goodwill	2,544,000	196,000	—	2,740,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(10)   Segment of Business Information (Continued)

	Year Ended January 31, 2004
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$58,410,000	$46,238,000	$—	$104,648,000
Gross profit	15,590,000	7,120,000	—	22,710,000
Selling, general and administrative expense	12,647,000	6,848,000	—	19,495,000
Operating income	2,943,000	272,000	—	3,215,000
Other income (expense):
Interest expense, net	(976,000)	(121,000)	—	(1,097,000)
Other income (expense)	178,000	14,000	—	192,000
Income before income taxes and minority interest	$2,145,000	$165,000	$—	$2,310,000
Assets	$46,061,000	$10,310,000	$7,261,000	$63,632,000
Equity investments	284,000	—	—	284,000
Expenditures for long-lived assets	5,633,000	138,000	153,000	5,924,000
Depreciation and amortization	3,899,000	655,000	222,000	4,776,000
Goodwill	2,544,000	196,000	—	2,740,000

	Year Ended January 31, 2003
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$55,037,000	$30,800,000	$—	$85,837,000
Gross profit	13,766,000	5,410,000	—	19,176,000
Selling, general and administrative expense	11,458,000	4,954,000	—	16,412,000
Operating income	2,308,000	456,000	—	2,764,000
Other income (expense):
Interest expense, net	(1,115,000)	(111,000)	—	(1,226,000)
Other income (expense)	10,000	1,000	—	11,000
Income before income taxes and minority interest	$1,203,000	$346,000	$—	$1,549,000
Assets	$42,218,000	$13,219,000	$5,897,000	$61,334,000
Equity investments	179,000	—	—	179,000
Expenditures for long-lived assets	3,316,000	1,627,000	266,000	5,209,000
Depreciation and amortization	3,896,000	462,000	257,000	4,615,000
Goodwill	674,000	196,000	—	870,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2005, 2004 and 2003

(11)   Quarterly Financial Data (Unaudited)

	Three months ended,
2005	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$27,505,000	$27,350,000	$26,532,000	$25,610,000
Gross profit	6,071,000	5,974,000	5,931,000	6,194,000
Net income	533,000	242,000	319,000	588,000
Earnings per common share
Basic*	0.06	0.03	0.04	0.07
Diluted	0.06	0.03	0.03	0.06
Weighted average common shares outstanding	8,874,000	8,929,000	8,969,000	9,011,000
Dilutive effect of stock options	726,000	612,000	521,000	614,000
Weighted average common shares outstanding, assuming dilution	9,600,000	9,541,000	9,490,000	9,625,000

	Three months ended,
2004	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$26,980,000	$27,450,000	$25,772,000	$24,446,000
Gross profit	5,646,000	6,278,000	5,800,000	4,986,000
Net income	327,000	341,000	273,000	352,000
Earnings per common share
Basic	0.04	0.04	0.03	0.04
Diluted*	0.04	0.04	0.03	0.04
Weighted average common shares outstanding	8,616,000	8,635,000	8,637,000	8,671,000
Dilutive effect of stock options	288,000	600,000	588,000	754,000
Weighted average common shares outstanding, assuming dilution	8,904,000	9,235,000	9,225,000	9,425,000

*                    Per share data may not always add to the total for the year because each figure is independently calculated.

(12)   Subsequent Events

On March 22, 2005, the Company announced the acquisition of Phase Seven Laboratories, located in Santa Rosa, CA. Phase Seven provides carrier-class network interoperability, functionality and performance testing for new and emerging technologies and their integration to legacy systems. This includes complete end-to-end functional compliance testing of wireline and fiber optics technologies for ADSL, ADSL2/2+ and fiber to the home networks with data, voice, and video.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Limitations of the Effectiveness

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The sections entitled “Nomination and Election of Directors” and “Remuneration of Directors and Officers” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2005 are incorporated herein by reference.

Executive Officers of the Company

Name	Age	Position
Lloyd Blonder	65	Senior Vice President and Chief Financial Officer, Treasurer. He has been associated with the Company since 1983.
Doug Briskie	41	Vice President, Western Operations. He has been associated with the Company since 1987.
Aaron Cohen	68	Senior Vice President, Corporate Development. He has been associated with the Company since 1961.
Marvin Hoffman	71	Senior Vice President, Chief Information Officer. He has been associated with the Company since 1998.
Andrea Korfin	58	Corporate Secretary, President, Technical Solutions. She has been associated with the Company since 1982.
Jack Lin	72	Chief Executive Officer of the Company. He has been associated with the Company since 1961.
Raffy Lorentzian	49	Vice President, Chief Accounting Officer. He has been associated with the Company since 1997.
William McGinnis	46	President and Chief Operating Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	42	Vice President, Eastern Operations. He has been associated with the Company since 1997.

The Company’s Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and corporate controller, as well as other employees. A copy of this code of ethics has been posted on the Company’s Intranet website. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulations S-K shall be disclosed by posting such information on our website.

ITEM 11.   EXECUTIVE COMPENSATION.

The section entitled “Remuneration of Directors and Officers” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2005 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Voting Securities and Principal Holders Thereof” and “Nomination and Election of Directors” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2005 are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled “Transactions with Management and Other” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2005 is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the heading “Audit Fees and All Other Fees” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 28, 2005 is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A.     Consolidated Financial Statements and Schedules.

Financial statements required by Item 15 are included in Item 8 above.
Financial Statements:
Consolidated Balance Sheets—January31, 2005 and 2004
Consolidated Statements of Income—Years ended January 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity—Years ended January 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows—Years ended January 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Schedule
Schedule Supporting Financial Statements:
Valuation and Qualifying Accounts and Reserves	II

B.     Exhibits.

2

Asset Purchase Agreement, dated as of January 23, 2004, by and among National Technical Systems, Inc., NTS Technical Systems, Robert Wakefield, Randolph Fairfield, Calvin Milam, E&C Holdings, Inc., Peterson Builders, Inc., and DTI Holdings LLC. Filed as exhibit 2.1 to the Company’s form 8-K, (filed January 30, 2004 and is incorporated herein by reference thereto).

2.1	Pro forma financial information related to the acquisition of DTI Holdings LLC. (filed with the Company’s 8-K/A on March 22, 2004 and is incorporated herein by reference thereto).
3.1

Articles of Incorporation of National Technical Systems, Inc., a California corporation, as amended to date. (filed with the Company’s 10K on April 28, 2004 and is incorporated herein by reference thereto).

3.2

Bylaws of National Technical Systems, Inc., a California corporation, as adopted on May 29, 1996 and as amended by amendment number one thereto, adopted on June 25, 1999. (filed with the Company’s 10K on April 28, 2004 and is incorporated herein by reference thereto).

10.1	Form of the Company’s 1994 Stock Option Plan (filed as Appendix B to the Company’s Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).
10.2	Amendment to the Company’s 1994 Stock Option Plan (filed as Proposal No. 3 to the Company’s Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).

10.3	Form of the Company’s 2002 Stock Option Plan (filed as Proposal 2 to the Company’s Proxy Statement for Annual Meeting of June 28, 2002, and is incorporated herein by reference thereto).
10.4	Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (filed on September 12, 2002 and is incorporated herein by reference thereto).
10.5	Amendment number two to revolving credit agreement between the Company and Comerica Bank effective November 25, 2002 (filed on December 13, 2002 and is incorporated herein by reference thereto).
10.6	Amendment number three to revolving credit agreement between the Company and Comerica Bank effective July 21, 2003 (filed on September 11, 2003 and is incorporated herein by reference thereto).
10.7	Amendment number four to revolving credit agreement between the Company and Comerica Bank effective July 30, 2004 (filed on December 15, 2004 and is incorporated herein by reference thereto).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-04905.
99.2	Undertakings incorporated by reference into Form S-8 Registration Statement No. 333-106426.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2005	NATIONAL TECHNICAL SYSTEMS, INC.
	By	/s/ JACK LIN
Jack Lin,
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2004.

/s/ JACK LIN	/s/ AARON COHEN
Jack Lin,	Aaron Cohen,
Chief Executive Officer and	Senior Vice President and
Chairman of the Board	Vice Chairman of the Board
(Principal Executive Officer)
/s/ WILLIAM MCGINNIS	/s/ MARVIN HOFFMAN
William McGinnis,	Marvin Hoffman,
President,	Senior Vice President,
Chief Operating Officer and Director	Chief Information Officer and
Vice Chairman of the Board
/s/ LLOYD BLONDER	/s/ JOHN GIBBONS
Lloyd Blonder,	John Gibbons,
Senior Vice President and Treasurer	Director
(Principal Financial Officer)
/s/ RAFFY LORENTZIAN	/s/ RALPH F. CLEMENTS
Raffy Lorentzian,	Ralph F. Clements,
Vice President and Chief Accounting Officer	Director
/s/ DAN YATES	/s/ DONALD J. TRINGALI
Dan Yates,	Donald J. Tringali,
Director	Director
/s/ SHELDON M. FECHTOR	/s/ ROBERT I. LIN
Sheldon M. Fechtor,	Robert I. Lin,
Director	Director
/s/ NORMAN S. WOLFE
Norman S. Wolfe,
Director

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Years ended January 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions— charged to costs and expenses	Deductions— describe(a)	Balance at end of period
Allowance for doubtful accounts receivable:
FY 2005	$938,000	$252,000	$(284,000)	$906,000
FY 2004	$1,298,000	$425,000	$(785,000)	$938,000
FY 2003	$1,099,000	$546,000	$(347,000)	$1,298,000

(a)           Write-off of uncollectible accounts receivable, net of recoveries. Deductions for FY 2004 consist of write-off of uncollectibale accounts receivable of $371,000 and adjustment to reduce the allowance for doubtful accounts by $414,000.