Form 10-Q
period 2005-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2005-06-13
CIK 110536

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

(mark one)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended April 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For transition period from_____________to________________

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

YES |_| NO |X|

The number of shares of common stock, no par value, outstanding as of June 8, 2005 was 9,085,472.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

                                                                                 Page No.
Item 1.  Financial Statements:

                   Condensed Consolidated Balance Sheets as of
                   April 30, 2005 (unaudited) and January 31, 2005               3

                   Unaudited Condensed Consolidated Statements of Income
                   For the Three Months Ended April 30, 2005 and 2004            4

                   Unaudited Condensed Consolidated Statements of Cash Flows
                   For the Three Months Ended April 30, 2005 and 2004            5

                   Notes to the Unaudited Condensed Consolidated Financial
                   Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     9


Item 4.  Controls and Procedures                                                 15

PART II. OTHER INFORMATION & SIGNATURE

Item 6. Exhibits and Reports on Form 8-K                                         16

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                              April 30,      January 31,
                                                                                 2005           2005
                                 ASSETS                                      (unaudited)
                                                                            ----------------------------
CURRENT ASSETS:
  Cash                                                                      $  5,700,000    $  6,201,000
  Accounts receivable, less allowance for doubtful accounts
    of $970,000 at April 30, 2005 and $906,000 at January 31, 2005            19,528,000      18,618,000
  Income taxes receivable                                                        378,000         521,000
  Inventories                                                                  1,846,000       1,612,000
  Deferred tax assets                                                          1,511,000       1,529,000
  Prepaid expenses                                                               690,000         666,000
                                                                            ----------------------------
    Total current assets                                                      29,653,000      29,147,000

Property, plant and equipment, at cost                                        90,957,000      89,313,000
Less: accumulated depreciation                                               (59,374,000)    (58,073,000)
                                                                            ----------------------------
    Net property, plant and equipment                                         31,583,000      31,240,000

Goodwill                                                                       2,740,000       2,740,000
Other assets                                                                   3,690,000       3,542,000
                                                                            ----------------------------
         TOTAL ASSETS                                                       $ 67,666,000    $ 66,669,000
                                                                            ============================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $  3,329,000    $  3,512,000
  Accrued expenses                                                             3,357,000       3,755,000
  Deferred income                                                              1,780,000         424,000
  Current installments of long-term debt                                         902,000         975,000
                                                                            ----------------------------
    Total current liabilities                                                  9,368,000       8,666,000

Long-term debt, excluding current installments                                19,708,000      20,557,000
Deferred income taxes                                                          5,748,000       5,572,000
Deferred compensation                                                            831,000         810,000
Minority interest                                                                121,000         113,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares authorized; none issued           --              --
  Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,085,000 as of April 30, 2005 and 9,025,000 as of
  January 31, 2005                                                            14,403,000      14,184,000
  Retained earnings                                                           17,539,000      16,805,000
  Accumulated other comprehensive income                                         (52,000)        (38,000)
                                                                            ----------------------------
    Total shareholders' equity                                                31,890,000      30,951,000
                                                                            ----------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 67,666,000    $ 66,669,000
                                                                            ============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended April 30,

                                                        2005            2004
                                                   ----------------------------
Net revenues                                       $ 27,444,000    $ 27,472,000
Cost of sales                                        20,846,000      21,434,000
                                                   ----------------------------
   Gross profit                                       6,598,000       6,038,000

Selling, general and administrative expense           5,215,000       5,156,000
Equity (income) from non-consolidated subsidiary        (77,000)        (33,000)
                                                   ----------------------------
  Operating income                                    1,460,000         915,000
Other income (expense):
  Interest expense, net                                (318,000)       (252,000)
  Other                                                    --           152,000
                                                   ----------------------------
Total other expense                                    (318,000)       (100,000)
                                                   ----------------------------
Income before income taxes and minority interest      1,142,000         815,000
Income taxes                                            400,000         328,000
                                                   ----------------------------

Income before minority interest                         742,000         487,000
Minority interest                                        (8,000)         46,000
                                                   ----------------------------

Net income                                         $    734,000    $    533,000
                                                   ============================
Net income per common share:
 Basic                                             $       0.08    $       0.06
                                                   ============================
 Diluted                                           $       0.08    $       0.06
                                                   ============================

Weighted average common shares outstanding            9,052,000       8,874,000
Dilutive effect of stock options                        494,000         726,000
Weighted average common shares outstanding,        ----------------------------
 assuming dilution                                    9,546,000       9,600,000
                                                   ============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2005 and 2004

                                                                             2005           2004
                                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   734,000    $   533,000

Adjustments to reconcile net income from continuing operations to cash provided by (used for) operating activities:
 Depreciation and amortization                                             1,311,000      1,247,000
 Provisions for losses (recoveries) on receivables                            64,000         (1,000)
 Gain on sale of assets                                                           --       (158,000)
 Undistributed earnings of affiliate                                           8,000        (46,000)
 Deferred income taxes                                                       194,000        258,000
 Changes in assets and liabilities (net of acquisition):
   Accounts receivable                                                      (934,000)       (26,000)
   Inventories                                                              (234,000)        39,000
   Prepaid expenses                                                          (24,000)       (89,000)
   Other assets and intangibles                                              (53,000)        69,000
   Accounts payable                                                         (282,000)      (413,000)
   Accrued expenses                                                         (431,000)      (580,000)
   Income taxes payable                                                           --        (23,000)
   Deferred income                                                         1,356,000        738,000
   Deferred compensation                                                      21,000         21,000
   Income taxes receivable                                                   143,000        (17,000)
                                                                         --------------------------
Cash provided by continuing operations                                     1,873,000      1,552,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                (1,034,000)    (1,482,000)
 Sale of property, plant and equipment                                            --        311,000
 Investment in life insurance                                                     --        (38,000)
 Acquisition of business, net of cash                                       (483,000)            --
                                                                         --------------------------
Net cash used for investing activities                                    (1,517,000)    (1,209,000)
                                                                         --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from current and long-term debt                                    646,000        902,000
 Repayments of current and long-term debt                                 (1,568,000)      (475,000)
 Proceeds from stock issuance                                                 79,000         50,000
                                                                         --------------------------
Net cash provided by (used for) financing activities                        (843,000)       477,000
                                                                         --------------------------
Effect of exchange rate changes on cash and cash equivalents                 (14,000)            --
                                                                         --------------------------
Net increase (decrease) in cash                                             (501,000)       820,000
Beginning cash balance                                                     6,201,000      4,661,000
                                                                         --------------------------
ENDING CASH BALANCE                                                      $ 5,700,000    $ 5,481,000
                                                                         ==========================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
 Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. These statements should not be construed as representing pro rata results of the Company's fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2005.

      The statements presented as of and for the three months ended April 30, 2005 and 2004 are unaudited.

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

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $400,000 for the three months ended April 30, 2005 and $328,000 for the three months ended April 30, 2004.

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended April 30, 2005, the foreign currency translation adjustment was $14,000.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the three months ended April 30, 2005 was $398,000 and $65,000, respectively. Cash paid for interest and taxes for the three months ended April 30, 2004 was $205,000 and $105,000, respectively.

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

8.    Intangible Assets

      The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairments through April 30, 2005.

      As of April 30, 2005 and January 31, 2005, the Company had the following acquired intangible assets:

                                                  April 30, 2005                                   January 31, 2005
                                  -----------------------------------------------    -----------------------------------------------
                                    Gross                     Net       Estimated      Gross                     Net       Estimated
                                   Carrying      Accum.     Carrying      Useful      Carrying      Accum.     Carrying      Useful
                                    Amount       Amort.      Amount        Life        Amount       Amort.      Amount        Life
      Intangible assets subject
      to amortization:

      Covenant not to  compete    $  148,000   $   88,000  $   60,000   3-5 years    $  148,000   $   78,000  $   70,000   3-5 years
                                  ===================================                ===================================
      Intangible assets not
      subject to amortization:

      Goodwill                    $3,537,000   $  797,000  $2,740,000                $3,537,000   $  797,000  $2,740,000
                                  ===================================                ===================================

      Amortization expense for intangible assets subject to amortization was $10,000 and $10,000 for the three months ended April 30, 2005 and 2004, respectively.

9.    Stock-Based Compensation

      As of April 30, 2005, the Company had outstanding stock options under two stock-based employee compensation plans, the Amended and Restated 1994 stock option plan (which has no remaining shares reserved for future grants) and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                            April 30, 2005     April 30, 2004
                                            --------------     --------------
      Net Income
        As reported                               $734,000           $533,000
        Pro forma                                 $616,000           $406,000
      Basic earnings per common share
        As reported                                  $0.08              $0.06
        Pro forma                                    $0.07              $0.05
      Diluted earnings per common share
        As reported                                  $0.08              $0.06
        Pro forma                                    $0.06              $0.04

10.   Acquisition of Phase Seven Laboratories

      On March 18, 2005, the Company acquired the outstanding stock of Phase Seven Laboratories, located in Santa Rosa, California, for a total purchase price of $652,000, payable in cash and NTS stock. Phase Seven Laboratories provides carrier-class network interoperability, functionality and performance testing for new and emerging technologies and their integration to legacy systems. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from March 18, 2005 to April 30, 2005.

      The allocation of the purchase price was as follows:

      Purchase price:
      ---------------
      Cash                           $  29,000
      Accounts receivable               40,000
      Deposits                         105,000
      Machinery and equipment          610,000
      Accounts payable                 (99,000)
      Accrued expenses                 (33,000)
                                     ---------
      Purchase price                 $ 652,000
                                     =========
      Cash flow
      ---------
      Purchase price                 $ 652,000
      Stock issued                    (140,000)
      Cash acquired                    (29,000)
                                     ---------
      Net cash paid                  $ 483,000
                                     =========

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

      The Company operates in two segments: "Engineering & Evaluation" and "Technical Solutions". The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team. In making financial and operational decisions, NTS relies on an internal management reporting process that provides revenues and operating cost information for each of its operating units. Revenues and booking activities are also tracked by market type.

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the United States and in Japan and Germany, serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

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

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended April 30,      2005      % Change     2004
(Dollars in thousands)          -------------------------------

Engineering & Evaluation        $17,271        8.9%     $15,859
Technical Solutions              10,173      (12.4)%     11,613
                                -------                 -------
  Total revenues                $27,444       (0.1)%    $27,472
                                =======                 =======

For the three months ended April 30, 2005, consolidated revenues decreased by $28,000 or 0.1% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

For the three months ended April 30, 2005, Engineering and Evaluation revenues increased by $1,412,000 or 8.9% when compared to the same period in fiscal 2005, primarily due to increased revenues in the defense, aerospace and automotive markets and additional revenues of $575,000 from the acquisitions of the telecommunications test laboratories in Calgary, Canada in August 2004 and Santa Rosa, California in March 2005. These increases were partially offset by a decrease in the electronics testing business.

Technical Solutions:

For the three months ended April 30, 2005, Technical Solutions revenues decreased by $1,440,000 or 12.4% when compared to the same period in fiscal 2005, primarily due to the continued degradation of the IT market staffing business due to competition from off-shore companies and the loss of certain customers in geographic areas where the Company discontinued its sales and marketing efforts.

GROSS PROFIT
Three months ended April 30,     2005      % Change       2004
(Dollars in thousands)          -------------------------------

Engineering & Evaluation        $ 5,031       18.1%     $ 4,260
% to segment revenue               29.1%                   26.9%

Technical Solutions               1,567      (11.9)%      1,778
% to segment revenue               15.4%                   15.3%
                                -------                 -------
Total                           $ 6,598        9.3%     $ 6,038
                                =======                 =======
% to total revenue                 24.0%                   22.0%

Total gross profit for the three months ended April 30, 2005 increased by $560,000 or 9.3% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

For the three months ended April 30, 2005, gross profit for the Engineering & Evaluation Group increased by $771,000 or 18.1% when compared to the same period in fiscal 2005, primarily as a result of the increase in revenues discussed above and an increase in gross profit as a percentage of revenue to 29.1% in the current period compared to 26.9% in the same period in the prior year as the Company continues to improve efficiency in this segment.

Technical Solutions:

For the three months ended April 30, 2005, gross profit decreased by $211,000 or 11.9% in the Technical Solutions Group when compared to the same period in fiscal 2005. This decrease was due to the lower revenues discussed above and the competitive pricing pressures in the staffing industry. Gross profit as a percentage of revenue increased to 15.4 % from 15.3% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,          2005      % Change   2004
(Dollars in thousands)               ---------------------------

Engineering & Evaluation             $3,699        5.8%   $3,497
% to segment revenue                   21.4%                22.1%

Technical Solutions                   1,516       (8.6)%   1,659
% to segment revenue                   14.9%                14.3%
                                     ------               ------
Total                                $5,215        1.1%   $5,156
                                     ======               ======
% to total revenue                     19.0%                18.8%


Total selling, general and administrative expenses increased $59,000 or 1.1% for the three months ended April 30, 2005 when compared to the same period in fiscal 2005.

Engineering & Evaluation:

For the three months ended April 30, 2005, selling, general and administrative expenses increased by $202,000 when compared to the same period in fiscal 2005, primarily due to increased compensation, legal, accounting and public relations expenses.

Technical Solutions:

For the three months ended April 30, 2005, selling, general and administrative expenses decreased by $143,000 or 8.6% when compared to the same period in fiscal 2005, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

For the three months ended April 30, 2005, equity income from XXCAL Japan was $77,000, an increase of $44,000 or 133.3% when compared to the same period in fiscal 2005. This increase was primarily due to the transfer of technology of computer component testing to the Japanese subsidiary which is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Three months ended April 30,      2005       % Change     2004
(Dollars in thousands)          --------------------------------

Engineering & Evaluation        $ 1,409         77.0%    $   796
% to segment revenue                8.2%                     5.0%

Technical Solutions                  51        (57.1)%       119
% to segment revenue                0.5%                     1.0%
                                -------                  -------
Total                           $ 1,460         59.6%    $   915
                                =======                  =======
% to total revenue                  5.3%                     3.3%

Operating income for the three months ended April 30, 2005 increased by $545,000 or 59.6% when compared to fiscal 2005.

Engineering & Evaluation:

For the three months ended April 30, 2005, operating income in the Engineering & Evaluation Group increased by $613,000 or 77.0% when compared to the same period in fiscal 2005, as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Technical Solutions:

For the three months ended April 30, 2005, operating income in the Technical Solutions Group decreased by $68,000 or 57.1% when compared to the same period in fiscal 2005, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

Net interest expense increased by $66,000 in the three months ended April 30, 2005 when compared to the same period in fiscal 2005. This increase was principally due to higher interest rate levels for the three months ended April 30, 2005, partially offset by slightly lower average debt balances for the three months ended April 30, 2005 when compared to the same period last year.

OTHER INCOME

Other income decreased by $152,000 in the three months ended April 30, 2005 when compared to the same period in fiscal 2005, primarily due to the inclusion of a gain of $158,000 on the sale of real estate in the three months ended April 30, 2004.

INCOME TAXES

The income tax provision rate of 35.0% for the three months ended April 30, 2005 is lower than the federal and state statutory rates, primarily due to the earnings associated with the Company's equity interest in its foreign subsidiary. Earnings for this foreign subsidiary are reported on the equity method, net of tax and are included in income before income taxes. The associated tax is not separately stated in income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2006. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

Net income for the three months ended April 30, 2005 was $734,000, an increase of $201,000 or 37.7% compared to the same period in fiscal 2005. This increase was primarily due to the higher operating income, partially offset by higher interest expense, lower other income and lower minority interest during the three months ended April 30, 2005.

BUSINESS ENVIRONMENT

In the Engineering & Evaluation segment, The Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

The defense and aerospace markets continue to generate the majority of the revenue of the overall Engineering and Evaluation revenues. The Company anticipates steady growth from both of these markets and continues to be well positioned to handle the expected increase in government outsourcing activity. The Company has ten well equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has seen an increase in demand for the evaluation of military equipment and weapons systems, and this demand continues to positively affect business at the Company's Arkansas facility. NTS has installed a new rocket firing range and has upgraded it's capability to handle large weapons systems as well as maintaining shock machines, centrifuges, acoustical chambers and hydraulic and electro-dynamic vibration equipment. These additions allow NTS to provide additional services as well. The Company anticipates the level of need will increase for the foreseeable future and is also expanding its service offering at the Tinton Falls, New Jersey facility, to handle the anticipated increase in demand.

The telecommunications market in the past three years has not been favorable. The Company has experienced a decline in business in this market. The outlook for the future appears favorable due to the increase in product certification outsourcing by the major Regional Bell Operating Companies (RBOCs). The Company has experienced a monthly average of 15% increase in new orders booked during this quarter compared to last year. The Company is currently providing telecom test and certification services at laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol
(VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy "triple play" (voice, video, and broadband) offerings over FTTP (fiber to the premise) passive fiber networks. The Company recently acquired a network architecture and interoperability laboratory in Northern California, Phase Seven laboratories to extend the Company's service offering to handle the anticipated demand for interoperability testing related to the FTTP deployment.

The transportation and power markets have been stable and continue to remain stable during the first quarter. The Company anticipates that these two markets will remain stable with no significant external growth.

The Computer and Electronics markets have been stable with the Company experiencing growth in the Japan operation. This growth is directly attributed to the Universal Serial Bus (USB) certification technology transfer that was completed in fiscal year 2005. The Company anticipates growth in these markets as the international expansion strategy is deployed in fiscal year 2006. Development plans include cooperative agreements in Taiwan, Hong Kong and mainland China. The cooperative agreements will focus on providing USB, USB on the go, Connector and Zigbee certification to device manufacturers and industrial products manufactured in Asia.

In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs with a focus on IT development. The IT general services business is extremely competitive with an increasing portion of this work being outsourced to off-shore providers. The Company continues to experience a decline in the general service IT business as a result of the current adverse market trends. To offset this competitive environment, the Company is deploying a migration strategy focusing on meeting the anticipated increase in demand for specialized compliance and engineering support services at Company locations as well as taking advantage of offshore opportunities. The Company is now offering a specialized niche oriented compliance and engineering service. This service is being deployed by cross selling to the clients currently being serviced by the Engineering and Evaluation segment. The Company has also set up a test and compliance laboratory in Vietnam for a major US Fortune 500 computer company to take advantage of the low-cost, highly-skilled labor in Vietnam. The Company believes it has a competitive advantage because of the existing relationships with the Engineering and Evaluation clients and anticipates the specialized compliance and engineering service need will continue to grow both domestically and internationally as a result of the continued outsourcing trend.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $1,873,000 in the three months ended April 30, 2005 primarily consisted of net income of $734,000 adjusted for non-cash items of $1,311,000 in depreciation and amortization offset by a decrease of $172,000 of changes in working capital. The decrease in working capital changes was primarily due to the decreases in accounts receivable, accrued expenses, accounts payable and inventories, partially offset by an increase in deferred income, deferred taxes and income taxes receivable. The increase of $321,000 in cash provided by operating activities from the three months ended April 30, 2004 to the three months ended April 30, 2005 was primarily the result of the changes in deferred income, accounts payable and the higher net income in the current year, partially offset by the change in accounts receivable.

Net cash used for investing activities in the three months ended April 30, 2005 of $1,517,000 was attributable to capital spending of $1,034,000 and cash used to acquire Phase Seven Laboratories of $483,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities increased from the three months ended April 30, 2004 to the three months ended April 30, 2005 by $308,000 primarily as a result of the acquisition of Phase Seven Laboratories.

Net cash used by financing activities in the three months ended April 30, 2005 of $843,000 consisted of repayment of debt of $1,568,000, offset by cash provided by increased borrowing of $646,000 and proceeds from stock options exercised of $79,000. Net cash used by financing activities increased from the three months ended April 30, 2004 to the three months ended April 30, 2005 by $1,320,000 primarily as a result of the increased repayment of debt and the reduction in borrowings.

On November 25, 2002, the Company increased the revolving line of credit with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent, retained 60% of the line with First Bank, as the participant, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000 and will be reduced by $1,750,000 each year thereafter. If during any fiscal year, the Company's net income equals or exceeds $2,000,000, there will be no required reduction in the revolving line of credit. The interest rate is at the agent's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. The outstanding balance on the revolving line of credit at April 30, 2005 was $15,502,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The amount available on the line of credit was $998,000 as of April 30, 2005. The Company was in full compliance with all of the covenants with its banks as of April 30, 2005. The Company is currently in negotiations with its banks to increase its lines of credit.

The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at April 30, 2005 was $2,373,000. The balance of other notes payable collateralized by land and building was $2,732,000, and the balance of unsecured notes was $3,000 at April 30, 2005.

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

                                     NATIONAL TECHNICAL SYSTEMS, INC.


Date: June 10, 2005                  By: /s/ Lloyd Blonder
                                        ------------------
                                             Lloyd Blonder
                                             Senior Vice President
                                             Chief Financial Officer

                                             (Signing on behalf of the
                                             registrant and as principal
                                             financial officer)