Form 10-Q
period 2005-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2005-09-14
CIK 110536

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________________ to _________________

0-16438
(Commission File Number)

NATIONAL TECHNICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California	95-4134955

(State of Incorporation)	(IRS Employer Identification number)

24007 Ventura Boulevard, Suite 200, Calabasas, California

(Address of registrant’s principal executive office)

(818) 591-0776	91302

(Registrant’s telephone number)	(Zip code)

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
YES  ☐  NO  ☒

The number of shares of common stock, no par value, outstanding as of September 9, 2005 was 9,165,884.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31, 2005 (unaudited)	January 31, 2005

ASSETS
CURRENT ASSETS:
Cash	$4,084,000	$6,201,000
Accounts receivable, less allowance for doubtful accounts of $979,000 at July 31, 2005 and $906,000 at January 31, 2005	20,061,000	18,618,000
Income taxes receivable	16,000	521,000
Inventories	1,836,000	1,612,000
Deferred tax assets	1,554,000	1,529,000
Prepaid expenses	965,000	666,000

Total current assets	28,516,000	29,147,000

Property, plant and equipment, at cost	92,538,000	89,313,000
Less: accumulated depreciation	(60,727,000)	(58,073,000)

Net property, plant and equipment	31,811,000	31,240,000

Goodwill	2,740,000	2,740,000
Other assets	3,806,000	3,542,000

TOTAL ASSETS	$66,873,000	$66,669,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,080,000	$3,512,000
Accrued expenses	3,887,000	3,755,000
Deferred income	1,410,000	424,000
Current installments of long-term debt	1,351,000	975,000

Total current liabilities	9,728,000	8,666,000

Long-term debt, excluding current installments	18,350,000	20,557,000
Deferred income taxes	5,303,000	5,572,000
Deferred compensation	843,000	810,000
Minority interest	159,000	113,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,159,000 as of July 31, 2005 and 9,025,000 as of January 31, 2005	14,517,000	14,184,000
Paid-in capital	—	—
Current Earnings
Retained earnings	18,007,000	16,805,000
Accumulated other comprehensive income	(34,000)	(38,000)

Total shareholders’ equity	32,490,000	30,951,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,873,000	$66,669,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Six Months Ended July 31,

	2005	2004

Net revenues	$54,199,000	$54,661,000
Cost of sales	41,362,000	42,810,000

Gross profit	12,837,000	11,851,000

Selling, general and administrative expense	10,335,000	10,534,000
Equity income from non-consolidated subsidiary	(112,000)	(194,000)

Operating income	2,614,000	1,511,000
Other expenses:
Interest expense, net	(647,000)	(523,000)
Other	16,000	163,000

Total other expenses	(631,000)	(360,000)

Income before income taxes and minority interest	1,983,000	1,151,000
Income taxes	735,000	421,000

Income before minority interest	1,248,000	730,000
Minority interest	(46,000)	45,000

Net income	$1,202,000	$775,000

Net income per common share:
Basic	$0.13	$0.09

Diluted	$0.13	$0.08

Weighted average common shares outstanding	9,079,000	8,902,000
Dilutive effect of stock options	516,000	668,000

Weighted average common shares outstanding, assuming dilution	9,595,000	9,570,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended July 31,

	2005	2004

Net revenues	$26,755,000	$27,189,000
Cost of sales	20,516,000	21,376,000

Gross profit	6,239,000	5,813,000

Selling, general and administrative expense	5,120,000	5,378,000
Equity income from non-consolidated subsidiary	(35,000)	(161,000)

Operating income	1,154,000	596,000
Other expenses:
Interest expense, net	(329,000)	(271,000)
Other	16,000	11,000

Total other expenses	(313,000)	(260,000)

Income before income taxes and minority interest	841,000	336,000
Income taxes	335,000	93,000

Income before minority interest	506,000	243,000
Minority interest	(38,000)	(1,000)

Net income	$468,000	$242,000

Net income per common share:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Weighted average common shares outstanding	9,106,000	8,929,000
Dilutive effect of stock options	541,000	612,000

Weighted average common shares outstanding, assuming dilution	9,647,000	9,541,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended July 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,202,000	$775,000

Adjustments to reconcile net income from continuing operations to cash provided by (used for) operating activities:
Depreciation and amortization	2,664,000	2,525,000
Provisions for losses on receivables	73,000	91,000
Gain on sale of assets	—	(158,000)
Undistributed earnings of affiliate	46,000	(45,000)
Deferred income taxes	(294,000)	448,000
Changes in assets and liabilities (net of acquisition):
Accounts receivable	(1,476,000)	(730,000)
Inventories	(224,000)	332,000
Prepaid expenses	(299,000)	(281,000)
Other assets and intangibles	(169,000)	(109,000)
Accounts payable	(531,000)	(664,000)
Accrued expenses	99,000	53,000
Income taxes payable	—	(23,000)
Deferred income	986,000	497,000
Deferred compensation	33,000	40,000
Income taxes receivable	505,000	(571,000)

Cash provided by continuing operations	2,615,000	2,180,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,615,000)	(3,068,000)
Sale of property, plant and equipment	—	311,000
Investment in life insurance	—	(88,000)
Acquisition of business, net of cash	(483,000)	(1,033,000)

Net cash used for investing activities	(3,098,000)	(3,878,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	1,075,000	906,000
Repayments of current and long-term debt	(2,906,000)	(831,000)
Proceeds from stock issuance	193,000	193,000

Net cash provided by (used for) financing activities	(1,638,000)	268,000

Effect of exchange rate changes on cash and cash equivalents	4,000	—

Net increase (decrease) in cash	(2,117,000)	(1,430,000)
Beginning cash balance	6,201,000	4,661,000

ENDING CASH BALANCE	$4,084,000	$3,231,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (NTS or the Company) have been condensed and, therefore, do not contain all disclosures required by U.S. generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company’s fiscal year and should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2005. Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

The statements presented as of and for the three and six months ended July 31, 2005 and 2004 are unaudited. In Management’s opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Income Taxes

Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $335,000 and $735,000 for the three and six months ended July 31, 2005, respectively, and $93,000 and $421,000 for the three and six months ended July 31, 2004, respectively.

3.	Comprehensive Income

Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the six months ended July 31, 2005 the foreign currency translation adjustment was $4,000, respectively.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Interest and Taxes

Cash paid for interest and taxes for the six months ended July 31, 2005 was $741,000 and $530,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 2004 was $536,000 and $574,000, respectively.

6.	Minority Interest

Minority interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to National Quality Assurance, Ltd. Effective with fiscal 2002, profits and losses are allocated 50.1% to NTS, and 49.9% to National Quality Assurance, Ltd.

7.	Earnings per share

Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

8.	Intangible Assets

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  There have been no indications of any impairments through July 31, 2005.

As of July 31, 2005 and January 31, 2005, the Company had the following acquired intangible assets:

	July 31, 2005				January 31, 2005

	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenant not to compete	$148,000	$98,000	$50,000	3-5 years	$148,000	$78,000	$70,000	3-5 years

Intangible assets not subject to amortization:

Goodwill	$3,537,000	$797,000	$2,740,000		$3,537,000	$797,000	$2,740,000

Amortization expense for intangible assets subject to amortization was $20,000 and $20,000 for the three months ended July 31, 2005 and 2004, respectively.

9.	Stock-Based Compensation

As of July 31, 2005, the Company had outstanding stock options under two stock-based employee compensation plans, the Amended and Restated 1994 stock option plan (which has no remaining shares reserved for future grants) and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black-Scholes option pricing model:

	Six Months Ended July 31,		Three Months Ended July 31,

	2005	2004	2005	2004

Net Income
As reported	$1,202,000	$775,000	$468,000	$242,000
Pro forma	$985,000	$504,000	$369,000	$98,000

Basic earnings per common share
As reported	$0.13	$0.09	$0.05	$0.03
Pro forma	$0.11	$0.06	$0.04	$0.01

Diluted earnings per common share
As reported	$0.13	$0.08	$0.05	$0.03
Pro forma	$0.10	$0.05	$0.04	$0.01

10.	Acquisition of Assets

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

On March 18, 2005, the Company acquired the outstanding stock of Phase Seven Laboratories, located in Santa

Rosa, California, for a total purchase price of $652,000, paid in cash and NTS stock. Phase Seven Laboratories provides carrier-class network interoperability, functionality and performance testing for new and emerging technologies and their integration to legacy systems. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from March 18, 2005 to July 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the United States and in Japan, Canada and Germany, serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

          The Technical Solutions segment provides professional and specialty staffing services including contract services, temporary and full time placements, offering specialty solutions services to its customers specifically in the area of information technology, information systems, software engineering and construction needs. Technical Solutions supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, engineering personnel and multiple levels of system operations personnel.

          The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the six months ended July 31.

RESULTS OF OPERATIONS
REVENUES

Six months ended July 31,	2005	% Change	2004

(Dollars in thousands)

Engineering & Evaluation	$34,502	9.3%	$31,556
Technical Solutions	19,697	(14.8)%	23,105

Total revenues	$54,199	(0.8)%	$54,661

          For the six months ended July 31, 2005, consolidated revenues decreased by $462,000 or 0.8% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the six months ended July 31, 2005, Engineering and Evaluation revenues increased by $2,946,000 or 9.3% when compared to the same period in fiscal 2005, primarily due to additional revenues of $1,345,000 from the acquisitions of the telecommunications test laboratories in Calgary, Canada on July 30, 2004 and Santa Rosa, California on March 18, 2005 and increased revenues derived from the defense, telecom and automotive markets. These increases were partially offset by a decrease in the electronics testing business.

Technical Solutions:

          For the six months ended July 31, 2005, Technical Solutions revenues decreased by $3,408,000 or 14.8% when compared to the same period in fiscal 2005, primarily due to the continued decline of the IT service business due to competition from off-shore companies and the loss of certain customers that either were in geographic areas where the Company discontinued its sales and marketing efforts, or the services provided to these customers did not fit the Company’s overall strategy. To offset this competitive environment, the Company is deploying a migration strategy focusing on meeting the anticipated increase in demand for specialized compliance and engineering support services.

GROSS PROFIT

Six months ended July 31,	2005	% Change	2004

(Dollars in thousands)

Engineering & Evaluation	$9,726	18.4%	$8,215
% to segment revenue	28.2%		26.0%

Technical Solutions	3,111	(14.4)%	3,636
% to segment revenue	15.8%		15.7%

Total	$12,837	8.3%	$11,851

% to total revenue	23.7%		21.7%

          Total gross profit for the six months ended July 31, 2005 increased by $986,000 or 8.3% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the six months ended July 31, 2005, gross profit for the Engineering & Evaluation Group increased by $1,511,000 or 18.4% when compared to the same period in fiscal 2005, primarily as a result of the increase in revenues discussed above and an increase in gross profit as a percentage of revenues to 28.2% in the current period compared to 26.0% in the same period in the prior year as the Company continues to improve efficiency in this segment.

Technical Solutions:

          For the six months ended July 31, 2005, gross profit decreased by $525,000 or 14.4% in the Technical Solutions Group when compared to the same period in fiscal 2005. This decrease was due to the lower revenues discussed above and the competitive pricing pressures in the staffing industry. Gross profit as a percentage of revenues increased to 15.8% from 15.7% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE

Six months ended July 31,	2005	%Change	2004

(Dollars in thousands)

Engineering & Evaluation	$7,281	0.8%	$7,220
% to segment revenue	21.1%		22.9%

Technical Solutions	3,054	(7.8)%	3,314
% to segment revenue	15.5%		14.3%

Total	$10,335	(1.9)%	$10,534

% to total revenue	19.1%		19.3%

          Total selling, general and administrative expenses decreased $199,000 or 1.9% for the six months ended July 31, 2005 when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the six months ended July 31, 2005, selling, general and administrative expenses increased by $61,000 or 0.8% when compared to the same period in fiscal 2005, primarily due to increased compensation, legal and accounting.

Technical Solutions:

           For the six months ended July 31, 2005, selling, general and administrative expenses decreased by $260,000 or 7.8% when compared to the same period in fiscal 2005, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

           For the six months ended July 31, 2005, equity income from XXCAL Japan was $112,000, compared to $194,000 for the same period in fiscal 2005. The decrease of $82,000 was primarily due to lower revenues caused by a reduction in test requirements from a major Japanese client and increased operating costs related to hiring and training additional technical personnel for new testing initiatives. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Six months ended July 31,	2005	%Change	2004

(Dollars in thousands)

Engineering & Evaluation	$2,557	115.1%	$1,189
% to segment revenue	7.4%		3.8%

Technical Solutions	57	(82.3)%	322
% to segment revenue	0.3%		1.4%

Total	$2,614	73.0%	$1,511

% to total revenue	4.8%		2.8%

          Operating income for the six months ended July 31, 2005 increased by $1,103,000 or 73.0% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the six months ended July 31, 2005, operating income in the Engineering & Evaluation Group increased by $1,368,000 or 115.1% when compared to the same period in fiscal 2005, as a result of the increase in gross profit, partially offset by the decrease in Equity Income from XXCAL Japan and the increase in selling, general and administrative expenses.

Technical Solutions:

          For the six months ended July 31, 2005, operating income in the Technical Solutions Group decreased by $265,000 or 82.3% when compared to the same period in fiscal 2005, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

          Net interest expense increased by $124,000 to $647,000 in the six months ended July 31, 2005 when compared to the same period in fiscal 2005. This increase was principally due to higher interest rate levels for the six months ended July 31, 2005, partially offset by slightly lower average debt balances for the six months ended July 31, 2005 when compared to the same period last year.

OTHER INCOME

          Other income decreased by $147,000 to $16,000 in the six months ended July 31, 2005 when compared to the same period in fiscal 2005, primarily due to the inclusion of a gain of $158,000 on the sale of real estate in the three months ended April 30, 2004.

INCOME TAXES

          The income tax provision rate of 37.1% for the six months ended July 31, 2005 is slightly lower than the federal and state statutory rates, primarily due to the earnings associated with the Company’s equity interest in its foreign subsidiary. Earnings for this foreign subsidiary are reported on the equity method, net of tax and are included in income before income taxes. The associated tax is not separately stated in income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2006. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

          Net income for the six months ended July 31, 2005 was $1,202,000, an increase of $427,000 or 55.1% compared to the same period in fiscal 2005. This increase was primarily due to the higher operating income, partially offset by higher interest expense, lower other income, higher income taxes and lower minority interest during the six months ended July 31, 2005.

          The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

RESULTS OF OPERATIONS
REVENUES

Three months ended July 31,	2005	%Change	2004

(Dollars in thousands)

Engineering & Evaluation	$17,231	9.8%	$15,697
Technical Solutions	9,524	(17.1)%	11,492

Total revenues	$26,755	(1.6)%	$27,189

          For the three months ended July 31, 2005, consolidated revenues decreased by $434,000 or 1.6% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the three months ended July 31, 2005, Engineering and Evaluation revenues increased by $1,534,000 or 9.8% when compared to the same period in fiscal 2005, primarily due to increased revenues derived from the defense, and telecom markets and additional revenues of $770,000 from the acquisitions of the telecommunications test laboratories in Calgary, Canada on July 30, 2004 and Santa Rosa, California on March 18, 2005. These increases were partially offset by a decrease in aerospace, registration and electronics testing business.

Technical Solutions:

          For the three months ended July 31, 2005, Technical Solutions revenues decreased by $1,968,000 or 17.1% when compared to the same period in fiscal 2005, primarily due to the continued decline of the IT service business due to competition from off-shore companies and the loss of certain customers that either were in geographic areas where the Company discontinued its sales and marketing efforts, or the services provided to these customers did not fit the Company’s overall strategy. To offset this competitive environment, the Company is deploying a migration strategy focusing on meeting the anticipated increase in demand for specialized compliance and engineering support services.

GROSS PROFIT

Three months ended July 31,	2005	%Change	2004

(Dollars in thousands)

Engineering & Evaluation	$4,695	18.7%	$3,955
% to segment revenue	27.2%		25.2%

Technical Solutions	1,544	(16.9)%	1,858
% to segment revenue	16.2%		16.2%

Total	$6,239	7.3%	$5,813

% to total revenue	23.3%		21.4%

          Total gross profit for the three months ended July 31, 2005 increased by $426,000 or 7.3% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the three months ended July 31, 2005, gross profit for the Engineering & Evaluation Group increased by $740,000 or 18.7% when compared to the same period in fiscal 2005, primarily as a result of the increase in revenues discussed above and an increase in gross profit as a percentage of revenues to 27.2% in the current period compared to 25.2% in the same period in the prior year.

Technical Solutions:

          For the three months ended July 31, 2005, gross profit decreased by $314,000 or 16.9% in the Technical Solutions Group when compared to the same period in fiscal 2005. This decrease was due to the lower revenues discussed above and the competitive pricing pressures in the staffing industry. Gross profit as a percentage of revenues remained at 16.2 % when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended July 31,	2005	% Change	2004

(Dollars in thousands)

Engineering & Evaluation	$3,582	(3.8)%	$3,723
% to segment revenue	20.8%		23.7%

Technical Solutions	1,538	(7.1)%	1,655
% to segment revenue	16.1%		14.4%

Total	$5,120	(4.8)%	$5,378

% to total revenue	19.1%		19.8%

          Total selling, general and administrative expenses decreased $258,000 or 4.8% for the three months ended July 31, 2005 when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the three months ended July 31, 2005, selling, general and administrative expenses decreased by $141,000 or 3.8% when compared to the same period in fiscal 2005, primarily due to selling cost reductions and reductions in corporate overhead allocation expense.

Technical Solutions:

          For the three months ended July 31, 2005, selling, general and administrative expenses decreased by $117,000 or 7.1% when compared to the same period in fiscal 2005, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

          For the three months ended July 31, 2005, equity income from XXCAL Japan was $35,000, compared to $161,000 for the same period in fiscal 2005. The decrease of $126,000 was primarily due to lower revenues caused by a reduction in test requirements from a major Japanese client and increased operating costs related to hiring and training additional technical personnel for new testing initiatives. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Three months ended July 31,	2005	%Change	2004

(Dollars in thousands)

Engineering & Evaluation	$1,148	192.1%	$393
% to segment revenue	6.7%		2.5%

Technical Solutions	6	(97.0)%	203
% to segment revenue	0.1%		1.8%

Total	$1,154	93.6%	$596

% to total revenue	4.3%		2.2%

Operating income for the three months ended July 31, 2005 increased by $558,000 or 93.6% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

          For the three months ended July 31, 2005, operating income in the Engineering & Evaluation Group increased by $755,000 or 192.1% when compared to the same period in fiscal 2005, as a result of the increase in gross profit and the decrease in selling, general and administrative expenses, partially offset by the decrease in Equity Income from XXCAL Japan.

Technical Solutions:

          For the three months ended July 31, 2005, operating income in the Technical Solutions Group decreased by $197,000 or 97.0% when compared to the same period in fiscal 2005, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

          Net interest expense increased by $58,000 to $329,000 in the three months ended July 31, 2005 when compared to the same period in fiscal 2005. This increase was principally due to higher interest rate levels for the three months ended July 31, 2005, partially offset by slightly lower average debt balances for the three months ended July 31, 2005 when compared to the same period last year.

OTHER INCOME

          Other income increased by $5,000 to $16,000 in the three months ended July 31, 2005 when compared to the same period in fiscal 2005.

INCOME TAXES

          The income tax provision rate of 39.8% for the three months ended July 31, 2005 is based on the estimated provision accrual for fiscal year ending January 31, 2006. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

          Net income for the three months ended July 31, 2005 was $468,000, an increase of $226,000 or 93.4% compared to the same period in fiscal 2005. This increase was primarily due to the higher operating income, partially offset by higher interest expense, higher income taxes and lower minority interest during the three months ended July 31, 2005.

BUSINESS ENVIRONMENT

In the Engineering & Evaluation segment, The Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

          The defense and aerospace markets continue to generate the majority of the revenues of the overall Engineering and Evaluation revenues. The Company has experienced steady revenues growth for defense market the first six months of this year compared to the same period last year. The aerospace market has shown slight revenues growth the first six months of this year compared to the same period last year. The Company has ten well equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company continues to experience an increase in demand for the evaluation of military equipment and weapons systems, and this demand has positively impacted the new business booked mainly at the Company’s Arkansas facility. NTS has installed a new rocket firing range and has upgraded it’s capability to handle large weapons systems as well as maintaining shock machines, centrifuges, acoustical chambers and hydraulic and electro-dynamic vibration equipment. The company also has plans to install a munitions arena test site to handle the increased demand for this type of test activity. The Company anticipates the level of need in the Defense market to continue to increase for the foreseeable future.

          The telecommunications market for the first six months of this year compared to the same period last year produced the highest growth in revenues compared to the other six markets the Company currently serves. The outlook for the future continues to be favorable due to the increase in product certification outsourcing by the major Regional Bell Operating Companies (RBOCs) as they develop plans for upgrading their central office technology, mainly in the

Voice Over Internet Protocol (VoiP) area. The Company is currently providing telecom test and certification services at laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy “triple play” (voice, video, and broadband) offerings over FTTP (fiber to the premise) passive fiber networks. The Company recently acquired a network architecture and interoperability laboratory in Northern California, Phase Seven Laboratories to extend the Company’s service offering to handle the anticipated demand for interoperability testing related to the FTTP deployment. The Company is in the process of consolidating its DSL certification testing into the Santa Rosa, California facility to better serve the certification demand for this technology.

          The transportation and power markets have been stable and continue to remain stable during the first six months of the current year. The Company anticipates that these two markets will remain stable with no significant external growth.

           Revenues derived from the Computer market experienced a slight increase during the first six months of the current year, compared to the same period last year. Revenues derived from the Electronics market experienced a decline during the first six months of this year, compared to the same period last year. The Company experienced a decline in revenues in the Japan operation. The decline in Japan revenues is attributed to a reduction in test requirements from a major Japanese client. However, The Company anticipates growth in these markets as the international expansion strategy is deployed in fiscal year 2006 to provide service in Taiwan, Korea, Hong Kong and mainland China. The services will be provided through cooperative agreements with a focus on providing USB, USB on the go, connector and Zigbee certification to device manufacturers and industrial products manufactured in Asia.

          In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers’ needs with a focus on IT development. The IT general services business continues to remain extremely competitive with an increasing portion of this work being outsourced to off-shore providers. The Company continues to experience a decline in the general service IT business as a result of the current adverse market trends. To offset this competitive environment, the Company is deploying a migration strategy focusing on meeting the anticipated increase in demand for specialized compliance and engineering support services at Company locations as well as taking advantage of offshore opportunities. The Company is now offering a specialized niche-oriented compliance and engineering service. This service is being deployed by cross selling to the clients currently being serviced by the Engineering and Evaluation segment. The Company has also set up a test and compliance laboratory in Vietnam for a major US Fortune 500 computer company to take advantage of the low-cost, highly-skilled labor in Vietnam. The Company believes it has a competitive advantage because of the existing relationships with the Engineering and Evaluation clients and anticipates the specialized compliance and engineering services will continue to grow both domestically and internationally as a result of the continued outsourcing trend.

          Notwithstanding the foregoing, and because of factors affecting the Company’s operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities of $2,615,000 in the six months ended July 31, 2005 primarily consisted of net income of $1,202,000 adjusted for non-cash items of $2,664,000 in depreciation and amortization offset by a decrease of $1,251,000 of changes in working capital. The decrease in working capital changes was primarily due to the decreases in accounts receivable, accounts payable, prepaid expenses, deferred income taxes, other assets and inventories, partially offset by an increase in deferred income, income taxes receivable and accrued expenses. The increase of $435,000 in cash provided by operating activities from the six months ended July 31, 2004 to the six months ended July 31, 2005 was primarily the result of the changes in net income, income taxes receivable, deferred income, partially offset by the change in accounts receivable and inventories.

          Net cash used for investing activities in the six months ended July 31, 2005 of $3,098,000 was attributable to capital spending of $2,615,000 and cash used to acquire Phase Seven Laboratories of $483,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities decreased from the six months ended July 31, 2004 to the six months ended July 31, 2005 by $780,000 primarily as a result of the acquisition of the Canadian test laboratory in the six months ended July 31, 2004 and higher capital spending in the six months ended July 31, 2004.

          Net cash used by financing activities in the six months ended July 31, 2005 of $1,638,000 consisted of repayment of debt of $2,906,000, offset by cash provided by increased borrowing of $1,075,000 and proceeds from stock options exercised of $193,000. Net cash used by financing activities increased from the six months ended July 31, 2004 to the six months ended July 31, 2005 by $1,906,000 primarily as a result of the increased repayment of debt.

          On November 25, 2002, the Company increased the revolving line of credit with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent, retained 60% of the line with First Bank, as the participant, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000, bringing the line of credit balance down to $16,500,000. The interest rate is at the agent’s prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit.

          On July 1, 2005, the agreement was amended to include a $2,500,000 term loan to be repaid in 60 equal monthly payments. The proceeds were used to pay down the line of credit. In addition, the requirement of the $1,750,000 reduction of the line was removed from the agreement. The outstanding balance on the revolving line of credit at July 31, 2005 was $11,902,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $4,598,000 as of July 31, 2005. The amendment also includes an additional equipment line of credit for $2,000,000. The outstanding balance on the equipment line of credit at July 31, 2005 was $426,000, leaving a balance of $1,574,000 on the equipment line of credit. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of July 31, 2005.

          The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at July 31, 2005 was $2,179,000. The balance of other notes payable collateralized by land and building was $2,690,000, and the balance of unsecured notes was $4,000 at July 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

          The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

          Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Changes in Internal Controls

          There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of shareholders held on June 28, 2005, four nominees of the Board of Directors were elected directors for three year terms as Class III Directors expiring on the date of the annual meeting in 2008. The votes were as follows:

	For	Withheld

Jack Lin	7,358,783	1,011,793
Robert Lin	7,271,295	1,099,281
Norman Wolfe	7,290,666	1,079,910
Sheldon Fechtor	7,307,452	1,063,124

The shareholders of the Company voted to ratify Ernst & Young LLP as auditors for the year ending January 31, 2006. The results of the vote of the shareholders were as follows:

	For	Against	Abstain

Ratify Ernst & Young LLP as auditors for the year ending January 31, 2006	7,821,506	543,724	5,346

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.8 - Amendment number five to revolving credit agreement between the Company and Comerica Bank effective July 1, 2005

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date: September 14, 2005	By: /s/ Lloyd Blonder

Lloyd Blonder Senior Vice President Chief Financial Officer

(Signing on behalf of the registrant and as principal financial officer)