Form 10-Q
period 2005-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2005-12-13
CIK 110536

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

      For the Quarterly Period Ended October 31, 2005

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

YES |_| NO |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_| NO |X|

The number of shares of common stock, no par value, outstanding as of December 12, 2005 was 9,169,634.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets as of
             October 31, 2005 (unaudited) and January 31, 2005              3

             Unaudited Condensed Consolidated Statements of Income
             For the Nine months Ended October 31, 2005 and 2004            4

             Unaudited Condensed Consolidated Statements of Income
             For the Three Months Ended October 31, 2005 and 2004           5

             Unaudited Condensed Consolidated Statements of Cash Flows
             For the Nine months Ended October 31, 2005 and 2004            6

             Notes to the Unaudited Condensed Consolidated Financial
             Statements                                                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Item 4.  Controls and Procedures                                           20

PART II. OTHER INFORMATION & SIGNATURE

Item 6.  Exhibits and Reports on Form 8-K                                  21

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                                             October 31,       January 31,
                                                                                                2005               2005
                                         ASSETS                                              (unaudited)
                                                                                            -------------------------------
CURRENT ASSETS:
   Cash                                                                                     $  2,917,000       $  6,201,000
   Accounts receivable, less allowance for doubtful accounts
     of $1,045,000 at October 31, 2005 and $906,000 at January 31, 2005                       21,268,000         18,618,000
   Income taxes receivable                                                                            --            521,000
   Inventories                                                                                 2,260,000          1,612,000
   Deferred tax assets                                                                         1,567,000          1,529,000
   Prepaid expenses                                                                              890,000            666,000
                                                                                            -------------------------------
     Total current assets                                                                     28,902,000         29,147,000

Property, plant and equipment, at cost                                                        91,288,000         89,313,000
Less: accumulated depreciation                                                               (59,546,000)       (58,073,000)
                                                                                            -------------------------------
     Net property, plant and equipment                                                        31,742,000         31,240,000

Goodwill                                                                                       2,740,000          2,740,000
Other assets                                                                                   3,893,000          3,542,000
                                                                                            -------------------------------

    TOTAL ASSETS                                                                            $ 67,277,000       $ 66,669,000
                                                                                            ===============================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                         $  4,018,000       $  3,512,000
   Accrued expenses                                                                            4,129,000          3,755,000
   Income taxes payable                                                                          274,000                 --
   Deferred income                                                                               932,000            424,000
   Current installments of long-term debt                                                      1,300,000            975,000
                                                                                            -------------------------------
     Total current liabilities                                                                10,653,000          8,666,000

Long-term debt, excluding current installments                                                17,245,000         20,557,000
Deferred income taxes                                                                          5,169,000          5,572,000
Deferred compensation                                                                            873,000            810,000
Minority interest                                                                                201,000            113,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued                            --                 --
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 9,167,000 as of October 31, 2005 and  9,025,000 as of January 31, 2005        14,545,000         14,184,000
   Paid-in capital                                                                                    --                 --
   Current Earnings
   Retained earnings                                                                          18,597,000         16,805,000
   Accumulated other comprehensive income                                                         (6,000)           (38,000)
                                                                                            -------------------------------
     Total shareholders' equity                                                               33,136,000         30,951,000

                                                                                            -------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 67,277,000       $ 66,669,000
                                                                                            ===============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Nine Months Ended October 31,

                                                           2005              2004
                                                      -------------------------------
Net revenues                                          $ 82,707,000       $ 81,014,000
Cost of sales                                           63,046,000         63,411,000
                                                      -------------------------------
     Gross profit                                       19,661,000         17,603,000

Selling, general and administrative expense             16,022,000         15,716,000
Equity (income) from non-consolidated subsidiary          (180,000)          (373,000)
                                                      -------------------------------
   Operating income                                      3,819,000          2,260,000
Other expenses:
   Interest expense, net                                  (985,000)          (787,000)
   Other                                                   163,000            157,000
                                                      -------------------------------
Total other expenses                                      (822,000)          (630,000)

Income before income taxes and minority interest         2,997,000          1,630,000
Income taxes                                             1,117,000            558,000
                                                      -------------------------------

Income before minority interest                          1,880,000          1,072,000
Minority interest                                          (88,000)            22,000
                                                      -------------------------------

Net income                                            $  1,792,000       $  1,094,000
                                                      ===============================

Net income per common share:
  Basic                                               $       0.20       $       0.12
                                                      ===============================
  Diluted                                             $       0.19       $       0.11
                                                      ===============================

Weighted average common shares outstanding               9,108,000          8,924,000
Dilutive effect of stock options                           542,000            622,000
                                                      -------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,650,000          9,546,000
                                                      ===============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended October 31,

                                                           2005               2004
                                                      -------------------------------
Net revenues                                          $ 28,508,000       $ 26,353,000
Cost of sales                                           21,684,000         20,601,000
                                                      -------------------------------
     Gross profit                                        6,824,000          5,752,000

Selling, general and administrative expense              5,687,000          5,182,000
Equity (income) from non-consolidated subsidiary           (68,000)          (179,000)
                                                      -------------------------------
   Operating income                                      1,205,000            749,000
Other expenses:
   Interest expense, net                                  (338,000)          (264,000)
   Other                                                   147,000             (6,000)
                                                      -------------------------------
Total other expenses                                      (191,000)          (270,000)

Income before income taxes and minority interest         1,014,000            479,000
Income taxes                                               382,000            137,000
                                                      -------------------------------

Income before minority interest                            632,000            342,000
Minority interest                                          (42,000)           (23,000)
                                                      -------------------------------

Net income                                            $    590,000       $    319,000
                                                      ===============================

Net income per common share:
  Basic                                               $       0.06       $       0.04
                                                      ===============================
  Diluted                                             $       0.06       $       0.03
                                                      ===============================

Weighted average common shares outstanding               9,166,000          8,969,000
Dilutive effect of stock options                           589,000            521,000
                                                      -------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,755,000          9,490,000
                                                      ===============================

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2005 and 2004

                                                                                          2005                2004
                                                                                     ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   1,792,000       $   1,094,000

Adjustments to reconcile net income from continuing operations to cash provided by (used for) operating activities:
  Depreciation and amortization                                                          4,028,000           3,746,000
  Provisions for losses (recoveries) on receivables                                        139,000               5,000
  Gain on sale of assets                                                                  (163,000)           (158,000)
  Undistributed earnings of affiliate                                                       88,000             (22,000)
  Deferred income taxes                                                                   (441,000)            540,000
  Changes in assets and liabilities (net of acquisition):
    Accounts receivable                                                                 (2,749,000)           (395,000)
    Inventories                                                                           (648,000)            220,000
    Prepaid expenses                                                                      (224,000)           (112,000)
    Other assets and intangibles                                                          (269,000)           (333,000)
    Accounts payable                                                                       407,000            (760,000)
    Accrued expenses                                                                       341,000             (38,000)
    Income taxes payable                                                                   274,000             (23,000)
    Deferred income                                                                        508,000             239,000
    Deferred compensation                                                                   63,000              70,000
    Income taxes receivable                                                                521,000            (538,000)
                                                                                     ---------------------------------
Cash provided by continuing operations                                                   3,667,000           3,535,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                             (4,277,000)         (4,464,000)
  Sale of property, plant and equipment                                                    543,000             311,000
  Investment in life insurance                                                                  --            (130,000)
  Acquisition of business, net of cash                                                    (483,000)         (1,033,000)
                                                                                     ---------------------------------
Net cash used for investing activities                                                  (4,217,000)         (5,316,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                               1,076,000           1,994,000
  Repayments of current and long-term debt                                              (4,063,000)         (1,167,000)
  Proceeds from stock issuance                                                             221,000             268,000
                                                                                     ---------------------------------
Net cash provided by (used for) financing activities                                    (2,766,000)          1,095,000
                                                                                     ---------------------------------
Effect of exchange rate changes on cash and cash equivalents                                32,000              19,000
                                                                                     ---------------------------------

Net increase (decrease) in cash                                                         (3,284,000)           (667,000)
Beginning cash balance                                                                   6,201,000           4,661,000
                                                                                     ---------------------------------

ENDING CASH BALANCE                                                                  $   2,917,000       $   3,994,000
                                                                                     =================================

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

      The statements presented as of and for the three and nine months ended October 31, 2005 and 2004 are unaudited. In Management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year. The Company recorded income tax expense of $382,000 and $1,117,000 for the three and nine months ended October 31, 2005, respectively, and $137,000 and $558,000 for the three and nine months ended October 31, 2004, respectively.

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the nine months ended October 31, 2005 the foreign currency translation adjustment was $32,000. During the nine months ended October 31,2004, the foreign currency translation adjustment was $19,000.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2005 was $1,000,000 and $757,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2004 was $823,000 and $590,000, respectively.

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

8.    Intangible Assets

      The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairments through October 31, 2005.

      As of October 31, 2005 and January 31, 2005, the Company had the following acquired intangible assets:

                                                  October 31, 2005                              January 31, 2005
                                  ---------------------------------------------   ------------------------------------------------
                                    Gross                   Net       Estimated    Gross                     Net         Estimated
                                  Carrying     Accum.     Carrying      Useful    Carrying     Accum.     Carrying         Useful
                                    Amount     Amort.      Amount        Life      Amount      Amort.       Amount          Life
      Intangible assets subject
      to amortization:

      Covenant not to compete     $  148,000  $108,000   $   40,000   3-5 years  $  148,000   $ 78,000   $   70,000      3-5 years
                                  =================================              ==================================

      Intangible assets not
      subject to amortization:

      Goodwill                    $3,537,000  $797,000   $2,740,000              $3,537,000   $797,000   $2,740,000
                                  =================================              ==================================

      Amortization expense for intangible assets subject to amortization was $30,000 and $30,000 for the three months ended October 31, 2005 and 2004, respectively.

9.    Stock-Based Compensation

      As of October 31, 2005, the Company had outstanding stock options under two stock-based employee compensation plans, the Amended and Restated 1994 stock option plan (which plan has expired by its terms and has no remaining shares reserved for future grants) and the 2002 stock option plan. The Company accounts for these plans under the intrinsic value method recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black-Scholes option pricing model:

                                                  Nine Months Ended            Three Months Ended
                                                     October 31,                   October 31,
                                             --------------------------      ----------------------
                                                2005            2004           2005          2004
                                                ----            ----           ----          ----
      Net Income
        As reported                          $1,792,000      $1,094,000      $590,000      $319,000
        Pro forma                            $1,500,000      $  682,000      $515,000      $178,000

      Basic earnings per common share
        As reported                          $     0.20      $     0.12      $   0.06      $   0.04
        Pro forma                            $     0.16      $     0.08      $   0.06      $   0.02

      Diluted earnings per common share
        As reported                          $     0.19      $     0.11      $   0.06      $   0.03
        Pro forma                            $     0.16      $     0.07      $   0.05      $   0.02

10.   Acquisition of Assets

      On July 30, 2004, AETL Testing Inc. (a Canadian corporation), a wholly-owned subsidiary of the Company ("AETL"), acquired substantially all of the fixed assets of a Canadian test laboratory involved in the testing of telecommunication equipment, located in Calgary, Alberta, Canada, for a total purchase price of $1,033,000.

      On March 18, 2005, the Company acquired the outstanding stock of Phase Seven Laboratories, located in Santa Rosa, California, for a total purchase price of $652,000, paid in cash and NTS stock. Phase Seven Laboratories provides carrier-class network interoperability, functionality and performance testing for new and emerging technologies and their integration with legacy systems. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from March 18, 2005 to October 31, 2005.

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

GENERAL

      The Company is a diversified business to business services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, technical solutions and certification services, the Company provides its customers with the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

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

      The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the United States and in Japan, Canada and Germany, serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products worldwide. In addition, it performs management registration and certification services to ISO related standards.

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

RESULTS OF OPERATIONS

REVENUES
Nine months ended October 31,                2005     % Change      2004
(Dollars in thousands)                    ---------------------------------

Engineering & Evaluation                  $ 52,610      12.0%      $ 46,994
Technical Solutions                         30,097     (11.5)%       34,020
                                          --------                 --------
  Total revenues                          $ 82,707       2.1%      $ 81,014
                                          ========                 ========

      For the nine months ended October 31, 2005, consolidated revenues increased by $1,693,000 or 2.1% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the nine months ended October 31, 2005, Engineering and Evaluation revenues increased by $5,616,000 or 12.0% when compared to the same period in fiscal 2005, primarily due to increased revenues derived from the defense, aerospace and telecom markets and additional revenues of $1,155,000 from the acquisition of the telecom test laboratory in Calgary, Canada on July 30, 2004 and $714,000 from the acquisition of Phase Seven Laboratories in Santa Rosa, California on March 18, 2005. These increases were partially offset by a decrease in the electronics and automotive testing revenues.

Technical Solutions:

      For the nine months ended October 31, 2005, Technical Solutions revenues decreased by $3,923,000 or 11.5% when compared to the same period in fiscal 2005, primarily due to the competitive environment in the general IT service business and the discontinuance of certain services that did not fit the Company's overall strategy. To offset this decline, the Company is deploying a migration strategy focusing on meeting the anticipated increase in demand for specialized compliance and engineering support services. This strategy is initially being deployed by cross selling to clients currently being serviced by the Engineering and Evaluation segment.

GROSS PROFIT

Nine months ended October 31,                2005      % Change      2004
(Dollars in thousands)                    ---------------------------------

Engineering & Evaluation                  $ 14,530       19.5%     $ 12,162
% to segment revenue                          27.6%                    25.9%

Technical Solutions                          5,131       (5.7)%       5,441
% to segment revenue                          17.0%                    16.0%
                                          --------                 --------
Total                                     $ 19,661       11.7%     $ 17,603
                                          ========                 ========
% to total revenue                            23.8%                    21.7%

      Total gross profit for the nine months ended October 31, 2005 increased by $2,058,000 or 11.7% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the nine months ended October 31, 2005, gross profit for the Engineering & Evaluation Group increased by $2,368,000 or 19.5% when compared to the same period in fiscal 2005, primarily as a result of the increase in revenues discussed above. Gross profit as a percentage of revenues increased to 27.6% in the current period compared to 25.9% in the same period in the prior year as the Company continues to improve efficiency in this segment.

Technical Solutions:

      For the nine months ended October 31, 2005, gross profit decreased by $310,000 or 5.7% in the Technical Solutions Group when compared to the same period in fiscal 2005. This decrease was due to the lower revenues discussed above and the competitive pricing pressures in the staffing industry. However the Company was able to minimize this decrease by focusing on specialized compliance and engineering support services which generally produce higher margins. Gross profit, as a percentage of revenues, increased to 17.0% from 16.0% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE

Nine months ended October 31,              2005       % Change         2004
(Dollars in thousands)                  -------------------------------------

Engineering & Evaluation                $  11,276         3.5%       $10,890
% to segment revenue                         21.4%                      23.2%

Technical Solutions                         4,746        (1.7)%        4,826
% to segment revenue                         15.8%                      14.2%
                                        ---------                    -------
Total                                   $  16,022         1.9%       $15,716
                                        =========                    =======
% to total revenue                           19.4%                      19.4%

      Total selling, general and administrative expenses increased $306,000 or 1.9% for the nine months ended October 31, 2005 when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the nine months ended October 31, 2005, selling, general and administrative expenses increased by $386,000 or 3.5% when compared to the same period in fiscal 2005, primarily due to increased compensation, legal and other professional fees.

Technical Solutions:

      For the nine months ended October 31, 2005, selling, general and administrative expenses decreased by $80,000 or 1.7% when compared to the same period in fiscal 2005, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the nine months ended October 31, 2005, equity income from XXCAL Japan was $180,000, compared to $373,000 for the same period in fiscal 2005. The decrease of $193,000 was primarily due to lower revenues caused by a reduction in test requirements from a major Japanese client and increased operating costs related to hiring and training additional technical personnel for new testing initiatives. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Nine months ended October 31,              2005        % Change       2004
(Dollars in thousands)                  ------------------------------------

Engineering & Evaluation                $  3,434        108.8%       $1,645
% to segment revenue                         6.5%                      3.5%

Technical Solutions                          385        (37.4)%         615
% to segment revenue                         1.3%                       1.8%
                                        --------                     ------
Total                                   $  3,819         69.0%       $2,260
                                        ========                     ======
% to total revenue                           4.6%                       2.8%

      Operating income for the nine months ended October 31, 2005 increased by $1,559,000 or 69.0% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the nine months ended October 31, 2005, operating income in the Engineering & Evaluation Group increased by $1,789,000 or 108.8% when compared to the same period in fiscal 2005, as a result of the increase in gross profit, partially offset by the decrease in Equity Income from XXCAL Japan and the increase in selling, general and administrative expenses.

Technical Solutions:

      For the nine months ended October 31, 2005, operating income in the Technical Solutions Group decreased by $230,000 or 37.4% when compared to the same period in fiscal 2005, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

      Net interest expense increased by $198,000 to $985,000 in the nine months ended October 31, 2005 when compared to the same period in fiscal 2005. This increase was principally due to higher interest rate levels for the nine months ended October 31, 2005, partially offset by lower average debt balances for the nine months ended October 31, 2005 when compared to the same period last year.

OTHER INCOME

      Other income of $163,000 in the nine months ended October 31, 2005 and $157,000 in the nine months ended October 31, 2004 consisted primarily of profits from the sale of real estate.

INCOME TAXES

      The income tax provision rate of 37.3% for the nine months ended October 31, 2005 is slightly lower than the federal and state statutory rates, primarily due to the earnings associated with the Company's equity interest in its foreign subsidiary. Earnings for this foreign subsidiary are reported on the equity method, net of tax and are included in income before income taxes. The associated tax is not separately stated in income taxes. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2006. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly, based upon projected future taxable income of the Company.

NET INCOME

      Net income for the nine months ended October 31, 2005 was $1,792,000, an increase of $698,000 or 63.8% compared to the same period in fiscal 2005. This increase was primarily due to the higher operating income, partially offset by higher interest expense, higher income taxes and lower minority interest during the nine months ended October 31, 2005.

      The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.

RESULTS OF OPERATIONS

REVENUES

Three months ended October 31,               2005        % Change        2004
(Dollars in thousands)                     ------------------------------------

Engineering & Evaluation                   $ 18,108        17.3%       $ 15,438
Technical Solutions                          10,400        (4.7)%        10,915
                                           --------                    --------
  Total revenues                           $ 28,508         8.2%       $ 26,353
                                           ========                    ========

      For the three months ended October 31, 2005, consolidated revenues increased by $2,155,000 or 8.2% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the three months ended October 31, 2005, Engineering and Evaluation revenues increased by $2,670,000 or 17.3% when compared to the same period in fiscal 2005, primarily due to increased revenues derived from the defense, aerospace and telecom markets and additional revenues of $277,000 from the acquisition of the telecom test laboratory in Santa Rosa, California on March 18, 2005. These increases were partially offset by a decrease in testing revenues from the automotive business.

Technical Solutions:

      For the three months ended October 31, 2005, Technical Solutions revenues decreased by $515,000 or 4.7% when compared to the same period in fiscal 2005, primarily due to the competitive environment in the general IT service business and the discontinuance of certain services that did not fit the Company's overall strategy. To offset this decline, the Company is focusing on the anticipated increase in demand for specialized compliance and engineering support services. This is initially being carried out by cross selling to clients currently being serviced by the Engineering and Evaluation segment.

GROSS PROFIT

Three months ended October 31,               2005       % Change         2004
(Dollars in thousands)                     ------------------------------------


Engineering & Evaluation                   $  4,804         21.7%     $  3,947
% to segment revenue                           26.5%                      25.6%

Technical Solutions                           2,020         11.9%        1,805
% to segment revenue                           19.4%                      16.5%
                                           --------                   --------
Total                                      $  6,824         18.6%     $  5,752
                                           ========                   ========
% to total revenue                             23.9%                      21.8%

      Total gross profit for the three months ended October 31, 2005 increased by $1,072,000 or 18.6% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the three months ended October 31, 2005, gross profit for the Engineering & Evaluation Group increased by $857,000 or 21.7% when compared to the same period in fiscal 2005, primarily as a result of the increase in revenues discussed above and an increase in gross profit as a percentage of revenues to 26.5% in the current period compared to 25.6% in the same period in the prior year, as a result of the continued improvement in operations efficiencies.

Technical Solutions:

      For the three months ended October 31, 2005, gross profit increased by $215,000 or 11.9% in the Technical Solutions Group when compared to the same period in fiscal 2005. This increase was due to the increased business in specialized compliance and engineering support services which generally produce higher margins and the increase in permanent placement revenues. Gross profit, as a percentage of revenues, increased to 19.4% from 16.5% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,               2005       % Change       2004
(Dollars in thousands)                    -------------------------------------

Engineering & Evaluation                  $  3,995         8.9%      $  3,670
% to segment revenue                          22.1%                      23.8%

Technical Solutions                          1,692        11.9%         1,512
% to segment revenue                          16.3%                      13.9%
                                          --------                   --------
Total                                     $  5,687         9.7%      $  5,182
                                          ========                   ========
% to total revenue                            19.9%                      19.7%

      Total selling, general and administrative expenses increased $505,000 or 9.7% for the three months ended October 31, 2005 when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the three months ended October 31, 2005, selling, general and administrative expenses increased by $325,000 or 8.9% when compared to the same period in fiscal 2005, primarily due to increased compensation, legal and other consulting fees.

Technical Solutions:

      For the three months ended October 31, 2005, selling, general and administrative expenses increased by $180,000 or 11.9% when compared to the same period in fiscal 2005, primarily due to increases in selling costs and group insurance costs.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the three months ended October 31, 2005, equity income from XXCAL Japan was $68,000, compared to $179,000 for the same period in fiscal 2005. The decrease of $111,000 was primarily due to lower revenues caused by a reduction in test requirements from a major Japanese client and increased operating costs related to hiring and training additional technical personnel for new testing initiatives. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Three months ended October 31,              2005      % Change       2004
(Dollars in thousands)                   -----------------------------------


Engineering & Evaluation                 $    877         92.3%    $    456
% to segment revenue                          4.8%                      3.0%

Technical Solutions                           328         11.9%         293
% to segment revenue                          3.2%                      2.7%
                                         --------                  --------
Total                                    $  1,205         60.9%    $    749
                                         ========                  ========
% to total revenue                            4.2%                      2.8%

Operating income for the three months ended October 31, 2005 increased by $456,000 or 60.9% when compared to the same period in fiscal 2005.

Engineering & Evaluation:

      For the three months ended October 31, 2005, operating income in the Engineering & Evaluation Group increased by $421,000 or 92.3% when compared to the same period in fiscal 2005, as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and the decrease in Equity Income from XXCAL Japan.

Technical Solutions:

      For the three months ended October 31, 2005, operating income in the Technical Solutions Group increased by $35,000 or 11.9% when compared to the same period in fiscal 2005, as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

      Net interest expense increased by $74,000 to $338,000 in the three months ended October 31, 2005 when compared to the same period in fiscal 2005. This increase was principally due to higher interest rate levels for the three months ended October 31, 2005, partially offset by lower average debt balances for the three months ended October 31, 2005 when compared to the same period last year.

OTHER INCOME

      Other income increased by $153,000 to $147,000 in the three months ended October 31, 2005 when compared to the same period in fiscal 2005, due to the inclusion of a gain of $163,000 on the sale of real estate.

INCOME TAXES

      The income tax provision rate of 37.7% for the three months ended October 31, 2005 is based on the estimated provision accrual for fiscal year ending January 31, 2006. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the three months ended October 31, 2005 was $590,000, an increase of $271,000 or 85.0% compared to the same period in fiscal 2005. This increase was primarily due to the higher operating income and higher other income, partially offset by higher interest expense, higher income taxes and lower minority interest during the three months ended October 31, 2005.

BUSINESS ENVIRONMENT

      In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

      The defense and aerospace markets continue to generate the majority of the revenues of the overall Engineering and Evaluation revenues. The Company has experienced steady revenue growth in the defense market during the first nine months of this year compared to the same period last year. The aerospace market has shown slight revenue growth in the first nine months of this year compared to the same period last year. The Company has ten well-equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle the increase in demand. The Company continues to experience an increase in demand for the evaluation of military equipment and weapons systems, and this demand has positively impacted the new business booked mainly at the Company's Arkansas facility. NTS has installed a new rocket firing range and has upgraded its capability to handle large weapons systems and maintains shock machines, centrifuges, acoustical chambers and hydraulic and electro-dynamic vibration equipment at this facility. The Company also has plans to install a munitions arena test site and a small caliber range to handle the increased demand for this type of test activity. The Company anticipates that the demand for defense testing will continue to increase for the foreseeable future.

      The telecommunications market for the first nine months of this year has also generated increased revenues compared to the same period last year.. The outlook for the future continues to be favorable due to the increase in product certification outsourcing by the major Regional Bell Operating Companies (RBOCs) as they develop plans for upgrading their central office technology, mainly in the Voice Over Internet Protocol (VoiP) area. The Company is currently providing telecom test and certification services at laboratories in California, Massachusetts, Texas, Canada and Germany. As service providers gradually convert to VoiP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in testing and certification demand as carriers begin to deploy "triple play" (voice, video, and broadband) offerings over FTTP (fiber to the premise) passive fiber networks. The Company recently acquired a network architecture and interoperability laboratory in Northern California, Phase Seven Laboratories, to extend the Company's service offering to handle the anticipated demand for interoperability testing related to the FTTP deployment. The Company is in the process of consolidating its DSL certification testing into the Santa Rosa, California facility to better serve the certification demand for this technology.

      The quality registration and power markets have been stable throughout the first nine months of the current year. The Company anticipates that these two markets will remain stable with no significant external growth.

      The transportation market has experienced a slight decrease in revenues during the first nine months of the current year. This market remains competitive. However, the major automotive companies and suppliers continue to outsource test and compliance work and the Company continues to provide a quality service to handle this demand. The Company expects the demand for this work to remain stable or slightly decrease in the foreseeable future.

      Revenues derived from the computer market experienced a slight increase during the first nine months of the current year, compared to the same period last year. Revenues derived from the electronics market experienced a decline during the first nine months of this year, compared to the same period last year. The Company experienced a decline in revenues and margins in the Japan operation. The decline in Japan revenues and margins is attributed to a reduction in test requirements from a major Japanese client. However, the Company anticipates growth in these markets as the international expansion strategy is deployed in fiscal year 2006 to provide testing and certification services in Taiwan, Korea, Hong Kong and mainland China. The services will be provided through cooperative agreements entered into with SGS to cover Taiwan and Korea and with Hong Kong Standards and Testing Centre to cover China and Hong Kong. The focus will be on providing USB Device and Hub, USB on the go, Microsoft Windows Hardware Quality Laboratory (WHQL) and Zigbee and firewall certification to device manufacturers and industrial products manufactured in Asia.

      In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs with a focus on IT development. The IT general services business continues to remain extremely competitive with an increasing portion of this work being outsourced to off-shore providers. The Company continues to experience a decline in the general service IT business revenues as a result of the current adverse market trends. To offset this competitive environment, the Company is deploying a migration strategy focusing on meeting the anticipated increase in demand for specialized compliance and engineering support services at Company locations as well as taking advantage of offshore
opportunities.   The  Company  is  now  offering  a  specialized  niche-oriented compliance and engineering service. This service is being deployed by cross selling to clients currently being serviced by the Engineering and Evaluation segment. The Company has also set up a test and compliance laboratory in Vietnam for a major US Fortune 500 computer company to take advantage of the low-cost, highly-skilled labor in Vietnam. For the nine months in the current year, the Company has experienced an increase in gross profit percentage on the declining revenues compared to the same period last year. This increase is a result of increased permanent placement activity and some marginal increase in engineering support services. The Company believes it has a competitive advantage because of the existing relationships with the Engineering and Evaluation clients and anticipates the specialized compliance and engineering services will continue to grow both domestically and internationally as a result of the continued outsourcing trend.

      Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $3,667,000 in the nine months ended October 31, 2005 consisted of net income of $1,792,000 adjusted for non-cash items of $4,028,000 in depreciation and amortization offset, primarily by changes in working capital of $2,153,000. Net cash provided by operating activities in the nine months ended October 31, 2004 was $3,535,000.

      Net cash used for investing activities in the nine months ended October 31, 2005 of $4,217,000 was attributable to capital spending of $4,277,000 and cash used to acquire Phase Seven Laboratories of $483,000, partially offset by proceeds from the sale of property of $543,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities decreased from the nine months ended October 31, 2004 to the nine months ended October 31, 2005 by $1,099,000, primarily as a result of the acquisition of the Canadian test laboratory in the nine months ended October 31, 2004, lower proceeds from the sale of property and higher capital spending in the nine months ended October 31, 2004.

      Net cash used by financing activities in the nine months ended October 31, 2005 of $2,766,000 consisted of repayment of debt of $4,063,000, offset by cash provided by borrowings of $1,076,000 and proceeds from stock options exercised of $221,000. Net cash used by financing activities increased from the nine months ended October 31, 2004 to the nine months ended October 31, 2005 by $3,861,000, primarily as a result of the increased repayment of debt and reduction in borrowings.

      On November 25, 2002, the Company increased the revolving line of credit under its credit agreement with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent, retained 60% of the line with First Bank, as the participant, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000, bringing the line of credit balance down to $16,500,000. The interest rate is at the agent's prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit.

      On July 1, 2005, the agreement was amended to include a $2,500,000 term loan to be repaid in 60 equal monthly payments. The proceeds were used to pay down the line of credit. In addition, the requirement of the $1,750,000 reduction of the line was removed from the agreement. The outstanding balance on the term loan at October 31, 2005 was $2,333,000.The outstanding balance on the revolving line of credit at October 31, 2005 was $11,152,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $5,348,000 as of October 31, 2005. The amendment also includes an additional equipment line of credit for $2,000,000. The outstanding balance on the equipment line of credit at October 31, 2005 was $426,000, leaving available borrowings of $1,574,000 on the equipment line of credit. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of October 31, 2005.

      The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2005 was 1,983,000. The balance of other notes payable collateralized by land and building was $2,646,000, and the balance of unsecured notes was $5,000 at October 31, 2005.

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

                                NATIONAL TECHNICAL SYSTEMS, INC.


Date:  December 13, 2005                    By:       /s/ Lloyd Blonder
     -----------------------                   ---------------------------------
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