Form 10-K
period 2006-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2006-04-28
CIK 110536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2006
Commission file number 0-16438

NATIONAL TECHNICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4134955 (I.R.S. Employer Identification No.)
24007 Ventura Boulevard, Suite 200 Calabasas, CA (Address of principal executive offices)	91302 (Zip Code)

(818) 591-0776

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock—No Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter—$38,791,000 (as of July 31, 2005).

The number of shares of registrant’s Common Stock outstanding on April 24, 2006 was 8,414,743

Documents Incorporated by Reference

Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on June 29, 2006, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2006

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

For Year Ended January 31, 2006

PART I

ITEM 1.                BUSINESS.

General

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

The Company’s principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, California 91302 (telephone: 818-591-0776).

Description of Business

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

E&E revenues represented 65%, 59% and 56% of NTS total revenues in fiscal years 2006, 2005 and 2004, respectively. E&E serves high technology companies, predominantly in the defense, aerospace, transportation, telecommunications, electronics, power and computers markets. In fiscal 2006, E&E serviced. approximately 2,600 customers. The ability for these customers to offer certifications and provide test data that is accepted in world markets is critical for manufactured products acceptance.

E&E creates environments that simulate changes in temperature, altitude, moisture, and virtually every other environmental factor that might affect product performance. In addition, E&E has developed expertise and specialized skills over decades of testing in multiple industries and has invested heavily in equipment including a full spectrum of EMI chambers, data acquisition systems, seismic simulators, environmental simulation equipment, environmental chambers, fire chambers, mixed gas flow chambers and munitions and ordnance performance testing equipment.

E&E also provides international registration of companies requiring quality and environmental management system registration. With the increasing globalization of industry and trade, the international community has developed, and continually updates, management systems standards to insure that products manufactured conform to acceptable standards when sold anywhere in the world. These standards, developed by the International Standards Organization (ISO), and applicable to different industries, such as aerospace, transportation and environmental, are used to provide compliance by manufacturers certified by third party registrants. Third party registrants are accredited by industry regulated accreditation bodies. E&E is certified to provide third party registrations to a variety of industries. To accomplish certification, E&E audits a company’s quality policy, quality system documentation and quality records through on-site assessment. Such assessment determines whether the quality system is defined, documented, deployed and consistently implemented, and that the required documentation and records are current and available. If the customer’s quality system is verified to conform to the requirements of the applicable ISO standard, National Quality Assurance (“NQA”), USA, an affiliate of the Company, issues a certificate describing the scope of the customer’s quality system, which has been certified. The customer is then entitled to display the Registrar’s mark on advertising and stationery as evidence that it has achieved ISO registration. Thereafter, E&E performs periodic follow-up surveillance assessments to assure that the customer remains in compliance. In the Quality Audit field, the Company is the tenth largest ISO 9000 assessment company in the United States as reported by “Quality Systems Update.” The Company believes that NQA USA has approximately 7% of the total registration market.

E&E Markets

E&E serves customers primarily in the defense, aerospace, transportation, telecommunications, electronics, power and computers markets. Defense and aerospace markets account for approximately 60% of E&E revenues.

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

Telecommunications.   E&E provides certification and evaluation of a broad array of telecommunications equipment and systems for major manufacturers. E&E’s services are performed in accordance with the Network Equipment Building Systems specifications (NEBS) and fiber optics General Requirements (GRs) as required by the telecommunications industry. E&E is also an independent test laboratory certified by Verizon, which allows manufacturers to use E&E as a market channel for products tested at Original Equipment Manufacturers’ (“OEM”) facilities that are being developed for use in the regional bell operating companies’ (“RBOCs”) central offices. Currently, E&E is approved by Verizon for certifying passive fiber optics components (PFOC) to sixteen General Requirements. E&E performs product certification for the major RBOCs. The Company has been approved as an Independent Test Laboratory (ITL) by the RBOCs to test and certify central office equipment developed by manufactures to the NEBS specifications. The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Calgary and Germany. The Company has been approved as an (ITL) to offer a complete suite of passive fiber components certifications and Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. E&E owns a network architecture and interoperability laboratory in Northern California to extend E&E’s service offering to handle the anticipated demand for interoperability testing and FTTP (fiber to the premises) deployment as carriers begin to deploy voice, video, and broadband offerings over FTTP passive fiber networks.

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

Computer.   E&E performs computer product testing, providing compatibility, stress/performance, functionality and compliance testing services for hardware, software, telecommunications and networking companies worldwide. E&E performs software game and game console testing including Microsoft Xbox compliance testing. E&E is the exclusive test center for Microsoft Xbox third party peripheral compatibility testing. E&E also provides testing for Data Over Cable Service Interface Specification (DOCSIS) cable modem, DSL modem, Set Top Box, Residential Gateway and Fiber Optics GR-253 testing, interoperability testing of broadband and network products such as cable modems, DSL modems, Cable Modem Termination System (CMTS), Digital Subscriber Line Access Multiplexer (DSLAM), Routers, HomePNA Gateways, Wireless Wi-Fi devices, Media Servers, Fiber Optics SONET switches, and systems network testing. E&E also performs USB certification testing and was able to successfully transfer its USB technology to Japan.

Industry Overview

Manufacturers often fulfill their evaluation testing needs on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers use third party certifiers to position their products for sale in world markets. NTS is currently geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the complete conformity assessment activity necessary to reduce product-handling costs and serve as a market gateway for manufacturers to sell products globally. E&E provides a “one stop” resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

Geographic Locations

In the United States, E&E’s facilities are located in Acton and Boxborough, Massachusetts, Tinton Falls, New Jersey, Rustburg, Virginia, Camden, Arkansas, Detroit, Michigan, Plano, Texas, Tempe, Arizona, Los Angeles, Fullerton, Culver City, Santa Clarita and Santa Rosa, California and internationally, in Yokohama, Japan, Calgary, Canada and Munich, Germany. The Company has signed cooperative agreements with SGS in Taiwan and STC in Hong Kong to provide certification and compliance testing for USB, USB on the Go and Cable and Connectors for manufacturers in Taiwan, Korea, Hong Kong and mainland China.

Business Strategy

To meet its customers’ needs, E&E continuously upgrades its facilities, equipment, accreditations, partnerships and personnel in line with market requirements. In addition, E&E’s continuing expansion into new areas of technology will require it to invest in equipment needed to adequately service customers’ needs. Through close consultation with its existing and prospective customers to ascertain their needs for the future, E&E is able to better determine its equipment needs. In fiscal 2006, the Company made additional investments to enhance its munitions and ordnance service offering in Camden, Arkansas which now includes small and medium caliber testing, upgraded its Santa Clarita facility to support the aerospace needs in the technical areas of altitude testing; high temperature/high flow testing and high level acoustic noise testing, and added additional  test capacity in Tinton Falls, New Jersey, Plano, Texas, Rustburg, Virginia and Boxborough, Massachusetts.

The Company continues to use the Balanced Scorecard System as a tool to assist management in setting strategy and achieving its mission “Navigate a Short Course to Global Markets.” NTS is using this system to maximize efficiency in all aspects of its business.

(ii)   Technical Solutions (“TS”)

Overview

The Technical Solutions segment of NTS is a national provider of technical experts for engineering and information technology services. In a strategic initiative developed in 2003, the Company aligned the service offerings to more closely align it TS services with its E&E group and thus capitalize on NTS’s long history of testing and engineering services. As a valuable and respected resource, TS has developed long-term relationships with its clients for whom it provides engineering and IT personnel.

TS revenues represented 35%, 41% and 44% of NTS total revenues in fiscal years 2006, 2005 and 2004, respectively. TS’s operational and technical knowledge allows it to effectively identify and screen highly skilled technical professionals. TS provides the technical resources its clients need to continually evaluate processes and products and meet the demands of compressing development cycles and critical time-to-market requirements. TS places its professionals on assignment at a client site to perform specific tasks and projects for a predetermined period of time. At the completion of an assignment, customers may, under some previously negotiated terms and circumstances, directly hire an individual. TS also supports its clients in sourcing and identifying candidates for direct hire. Its comprehensive registry of engineering and information technology professionals allows it to provide fully screened and qualified individuals very rapidly. TS can support its customers’ needs, whether the need is to manage a project or an entire test facility; provide a team to take a product from design to production, or staff a project on a temporary basis.

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

As employment growth slows overall, companies that provide personnel will have a slightly larger share of the overall number of employed persons. Temporary workers continue to make inroads notably engineering, law information technology and finance. Public companies having implemented Sarbanes-Oxley, have established new bookkeeping rules and have turned their interest to financial information collection and dissemination which has started to translate into demand for information technology personnel. Companies that can demonstrate that they can lower costs and improve the speed and quality of hiring will see growth over the next three years.

Using outside technical resources and consultants allows a company’s management to focus on core business operations, affords greater flexibility and increases a company’s ability to adapt to and keep pace with rapidly changing and increasingly complex technologies. It also provides access to specialized technical skills on a project-by-project basis which better matches staffing levels to current needs, converts fixed labor costs into variable costs, and reduces the cost of recruiting, and training and terminating employees as evolving technologies require new programming skills.

Technical Solutions Services

Technical Solutions services comprise primarily of IT, Engineering and Managed Services.

IT Testing & Software Engineering.   In fiscal 2006, information technology services represented 51% of the overall TS revenues. This area significantly increased as we focused on the engineering segment of information technology, including such skill areas as systems and software engineers. Approximately 24% of the revenue in this segment came from financial and commercial clients.

Engineering.   In fiscal 2006, engineering services represented 21% of the overall TS revenues. We saw a significant increase in our engineering direct hire activity throughout this fiscal year.

Managed Services.   Managed Services provided to clients on site represented 28% of the overall TS revenues. TS continues to leverage its technical competencies to provide clients with on-site program management to augment their test and staff augmentation activities. Managed Services supports both Engineering and IT service areas.

Geographic Locations

In the United States, Technical Solutions offices are located in Culver City, San Mateo, California, Salem, New Hampshire, Columbia, South Carolina, Austin, Texas and Troy, Michigan. Internationally, TS has an office in Ho Chi Min City, Vietnam. TS’s headquarters are located in Culver city, California. In addition, TS has program managers on client sites in Woodland Hills and San Diego, California, and Houston, Texas.

Business Strategy

TS continues to strengthen its proprietary database to meet the changes and demands in the business environment. Recognizing that the era of human capital has arrived, we know that the transformation we started in 2003 related to how we source, train, qualify and maintain relationships with our experts and consultants will allow us to adjust rapidly to the dramatic changes created by the demand for “hot skills,” both engineering and IT, and be ahead of the predictions of the looming U.S. labor shortage. Our recruitment process has “come of age” and having our experts accessible and ready at the right time is a key component of our business strategy.

TS continues to source, quality and develop a database of engineering and technical skills that support the technical requirements of customers. The development of the proprietary database, the centerpiece of our transformation, is making a difference, as we are able to support our clients in recruiting the brightest and best. TS also continues to enhance operational efficiencies in its accounting, sales, recruiting and marketing operations. TS continues to differentiate itself from its competitors by using NTS’ testing, engineering and compliance capabilities to maximize its customers’ return on human assets.

TS’s strategy is to continue efforts to improve revenue and profit by rigorously focusing on industries, markets and clients that have the strongest long-term growth opportunities, increasing productivity by improving its internal processes, diversifying the range of services it provides to its existing customers, attracting and retaining qualified technical consultants from a variety of sources, both national and international, and pursuing strategic relationships with non-competing organizations. Our company-wide sales force, aligned with our strategy, promotes cross-selling and lead generation between existing customers of one business unit to another. TS strives to provide its customers with technical personnel with the right skills, at the right time, for the right duration and at a cost that is lower than what its customers could otherwise achieve.

(iii)   Competition

Engineering & Evaluation

E&E competes with a small number of large conformity assessment organizations, including government laboratories, within each of the markets it serves. It also competes with a large number of small niche oriented test laboratories. It has competitive advantages in several areas which include the following: (1) ability to service customers at facilities close to their locations; (2) ability to provide complete conformity assessment activities at a single location, which reduces product-handling cost for the customers and enhances timeliness of service; (3) diverse and technically competent employees; and (4) accreditations that allow the E&E segment’s test data to be accepted worldwide. Customers can use the Company’s complete services, including quality registration, to position their products for the world markets.

In the aerospace and defense markets, the main competition for independent laboratories is the customers’ own laboratories, including government laboratories.

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

(iv)   Backlog

The Company’s backlog at January 31, 2006 and 2005 was as follows:

	2006	2005
Engineering & Evaluation	$28,698,000	$25,513,000
Technical Solutions	9,095,000	10,472,000
Total Backlog	$37,793,000	$35,985,000

The Company estimates that approximately 85% of the backlog at January 31, 2006 will be completed by January 31, 2007.

(v)   General

a.   Service Marks.

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

The Company’s Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation. The adjacent site has, in the past, been used for manufacture of solid rocket fuel propellants, munitions and flares that contained perchlorate, a hazardous substance. Soil samples taken from the Santa Clarita property in 2003 were inconclusive as to the existence of perchlorate. Heavy rainfall last year resulted in a run off from the adjacent site onto the Santa Clarita property. The Company arranged for samples to be taken of the surface water from the adjacent site and early indications are that the tested water contains high levels of perchlorate. Further testing will be conducted in cooperation with the government agency having oversight responsibility for the adjacent site. No cleanup activity has been conducted on the Santa Clarita property and it has yet to be determined whether remediation will be required at the site, or, if required, the extent and cost of any remediation. The Company believes that in the event it does incur remediation costs that it will have valid claims for indemnification against the owner of the adjacent site and the municipality that built a road between the adjacent site and the Santa Clarita property that appears to have contributed to the runoff from the adjacent site. Recovery of such remediation costs may, however, be uncertain and may involve significant litigation expense.

c.   Seasonal Effect.

The Company experiences no material seasonal effects.

Employees.

The Company employed 847 individuals at January 31, 2006 and 887 at January 31, 2005, as follows:

	2006	2005
Engineering & Evaluation	441	408
Technical Solutions *	389	463
Corporate Administration	17	16
Total	847	887

*                    The Technical Solutions total for 2006 includes 274 contract employees and 72 subcontractors, as compared to 318 contract employees and 98 subcontractors for 2005. None of the employees of the Company are represented by a union. The Company considers its relationship with its employees to be good.

ITEM 1A.        RISK FACTORS.

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

The Company experienced significant growth in recent years, partly due to domestic and worldwide political and economic developments that have positively affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism have been among the Department of Defense’s main initiatives. A slowing in defense spending due to political or budget shifts will put downward pressure on the Company’s revenues and gross margins.

Results may be adversely affected by:

•       Increased competition from the Company’s own customers’ in-house testing laboratories or from government laboratories;

•       Increased competition from large conformity assessment organizations and small niche oriented test laboratories;

•       The loss of significant customers or significant decreases in their purchasing volume;

•       Environmental issues arising from the use of hazardous substances;

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

•       The inability to expand in international markets due to the Company’s limited experience;

•       The Company may be required to record a charge to earnings if  goodwill becomes impaired;

•       Program performance (including the ability to perform fixed-price contracts within estimated costs and the timing of test report deliveries);

•       Future changes in zoning could adversely affect the Company’s ability to fully utilize its facilities to service its clients;

•       The Company’s California facilities, including its principal executive offices, are located near major earthquake fault lines. A major earthquake or any other natural disaster in a region near any of the Company’s facilities, could materially and adversely affect the Company’s business; and

•       To remain competitive, the Company must be able to respond effectively to technological changes and be able to hire, train and retain highly skilled sales, engineering and technical personnel.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                PROPERTIES.

A.   Operations.   The Company owns/leases and operates the following properties:

State	Owned Properties City	Business Segment	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	E&E	36,000	3
	Santa Clarita *	E&E	60,000	145
Massachusetts	Acton	TS and E&E	30,000	5
	Boxborough	E&E	25,000	4
Texas	Plano	E&E	1,000	1
Virginia	Fredericksburg	E&E	66,000	87
Total owned properties			218,000	245

State	Leased Properties City	Business Segment	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	E&E	17,000	n/a
Arkansas	Camden	E&E	22,000	216
California	Anaheim Hills	Corp	2,000	n/a
	Calabasas	Corp	7,000	n/a
	Culver City	TS and E&E	24,000	n/a
	Fullerton	E&E	20,000	n/a
	Los Angeles (LAX)	E&E	16,000	2
	San Mateo	TS	2,000	n/a
	Santa Rosa	E&E	18,000	n/a
Massachusetts	Boston	TS	1,000	n/a
Michigan	Detroit	E&E	65,000	n/a
	Troy	TS	1,000	n/a
New Jersey	Tinton Falls	E&E	17,000	n/a
New Hampshire	Salem	TS	3,000	n/a
South Carolina	Columbia	TS	3,000	n/a
Texas	Austin	TS	2,000	n/a
	Plano	E&E	24,000	n/a
Virginia	Rustburg	E&E	8,000	33

International
Calgary	Canada	E&E	14,000	n/a
Germany	Munich	E&E	300	n/a
Japan	Yokohama	E&E	500	n/a
Vietnam	Software City	TS	1,000	n/a
Total leased properties			267,800	251

*                    Please refer to “Environmental Matters” in Item 7a

The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

B.   Investment Properties.

In fiscal year 2005, the Company sold a condominium in Palm Desert and purchased a new condominium, which is also located in Palm Desert. The Company recorded a gain of approximately $158,000 from the sale of the old condominium in fiscal year 2005. In fiscal year 2006, the Company sold the new condominium in Palm Desert and recorded a gain of approximately $163,000.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

A.   Market Information.

The Company’s common stock is traded in the over-the-counter bulletin board and quoted on the Nasdaq National Market under the symbol “NTSC”. The range of high and low quotations as reported by the Nasdaq Intra Dealer Quotation System for each of the quarters of the fiscal years ended January 31, 2006 and 2005 is presented below:

	2006		2005
	High	Low	High	Low
First Quarter	$5.14	$3.97	$5.75	$4.25
Second Quarter	5.81	4.01	5.17	3.47
Third Quarter	5.85	4.02	5.24	3.39
Fourth Quarter	5.25	4.05	5.37	4.18

B.   Holders.

As of the close of business on April 17, 2006, there were 781 holders of record of the Company’s common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company’s transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

C.   Dividends.

The Company’s Board of Directors announced the discontinuance of the Company’s policy of paying ordinary and special dividends on February 6, 2001. The Company does not anticipate paying dividends in the foreseeable future.

D.   Securities Authorized for Issuance Under Equity Compensation Plans.

Refer to Item 12 below for information regarding the Company’s equity compensation plans.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data are derived from and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below.

	Year Ended January 31,
	2006	2005	2004	2003	2002
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$111,524	$106,514	$104,550	$85,772	$75,333
Gross profit	27,230	23,687	22,612	19,111	17,975
Operating income	6,077	3,521	3,215	2,764	2,028
Interest expense, net	1,298	1,091	1,097	1,226	1,740
Income before income taxes and minority interest	4,955	2,592	2,310	1,549	432
Income taxes	1,966	910	1,056	676	188
Income from continuing operations before minority interest	2,989	1,682	1,254	873	244
Minority interest	(50)	—	39	(15)	(31)
Net income	$2,939	$1,682	$1,293	$858	$213
Net income per common share:
Basic	$0.32	$0.19	$0.15	$0.10	$0.03
Diluted	$0.30	$0.18	$0.14	$0.10	$0.03
Weighted average common shares outstanding	9,125	8,946	8,640	8,656	8,468
Dilutive effect of stock options	537	620	566	39	9
Weighted average common shares outstanding, assuming dilution	9,662	9,566	9,206	8,695	8,477
BALANCE SHEET DATA:
Working capital	$16,276	$20,481	$18,550	$19,292	$16,579
Total assets	69,133	66,669	63,632	61,334	56,781
Long-term debt, excluding current installments	15,579	20,557	19,754	19,863	18,657
Shareholders' equity	34,378	30,951	28,832	26,417	25,477

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

OVERVIEW

NTS is a diversified services company that supplies testing outsourcing services and conformity assessment and personnel to businesses in a variety of industries including aerospace, defense, transportation, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, staffing solutions and certification services, NTS provides its customers with the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

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

In fiscal 2006, NTS improved its top-line and bottom-line results. Revenues increased 5% to approximately $112 million and net income increased 75% to approximately $2.9 million. Diluted earnings per share increased to 30 cents per share in fiscal 2006 compared to 18 cents per share in fiscal 2005.

Summary of Revenues for fiscal years 2006 and 2005:

	FY 2006	FY 2005	Change	% Change
	(Dollars in thousands)
Engineering & Evaluation Revenues	$72,411	$62,753	$9,658	15.40%
Technical Solutions Revenues	39,113	43,761	(4,648)	(10.60%)
Total Revenues	$111,524	$106,514	$5,010	4.70%

Revenues in the Engineering & Evaluation segment are generated from physical testing services which include simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference, and functional testing which requires equipment such as switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. Revenues in this segment also include registration services which perform quality management audits to ISO 9000, quality training and laboratory accreditation. The Engineering & Evaluation segment is one of the largest independent conformity assessment organizations in the U.S., with facilities throughout the United States and in Japan, Canada and Germany, serving a large variety of industries.

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

On March 18, 2005, the Company acquired the outstanding stock of Phase Seven Laboratories, located in Santa Rosa, California, for a total purchase price of $652,000, paid in cash and NTS stock. Phase Seven Laboratories provides carrier-class network interoperability, functionality and performance testing for new and emerging technologies and their integration with legacy systems. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from March 18, 2005 to January 31, 2006.

On July 30, 2004, AETL Testing Inc. (a Canadian corporation), a wholly-owned subsidiary of the Company (“AETL”), acquired substantially all of the fixed assets of a Canadian test laboratory involved in the testing of telecommunications equipment, located in Calgary, Alberta, Canada, for a total purchase price of $1,033,000. This acquisition is intended to expand the Company’s presence in Canada and increase its opportunities in the testing of telecommunication equipment. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from August 1, 2004 to January 31, 2005.

In January of 2004, NTS acquired substantially all of the assets and business of DTI Holdings, LLC, doing business as Dynamic Testing (“DTI”), for a total purchase price of $3,687,000. DTI provides large-scale shock and vibration testing services used to qualify mission critical equipment such as navigation, communication and guidance weapons installed on U.S. Navy combatants.

Summary of Cash Flows for fiscal years 2006 and 2005:

	FY 2006	FY 2005	Change	% Change
	(Dollars in thousands)
Net cash provided by operating activities	$9,535	$6,590	$2,945	44.7%
Net cash used for investing activities	(7,408)	(6,089)	(1,319)	(21.7%)
Net cash provided by (used in) financing activities	(4,180)	1,026	(5,206)	507.4%
Effect of exchange rate changes on cash and cash equivalents	48	13	35	(269.2%)
Net increase (decrease) in cash	$(2,005)	$1,540	$(3,545)	(230.2%)

The increase in net cash provided by operating activities from FY 2005 to FY 2006 was primarily due to the increase in net income, depreciation expense and the effect of the changes in working capital. The Company used the cash generated from its operating activities to pay for capital expenditures, pay down debt and complete the acquisition of Phase Seven Laboratories. Overall, net cash decreased by $2,005,000 in fiscal 2006, compared to an increase of $1,540,000 in fiscal 2005.

Critical Accounting Policies

The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the Company to make certain estimates and assumptions (see Note 1 to the consolidated financial statements in Item 8). Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

Deferred Income Taxes

At January 31, 2006, the Company has recorded a deferred tax asset of $1,747,000. The Company has recorded this asset as it believes that it is more likely than not that the Company will be able to realize the asset through reduction of future taxable income. The Company bases this belief upon the levels of taxable income historically generated by its business, as well as projections of future taxable income. If future levels of taxable income are not consistent with its expectations, the Company may be required to record a valuation allowance, which could reduce its net income by a material amount. At January 31, 2006, the Company was in a net deferred tax loss position of $3,337,000.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Income based on their fair values.

In April 2005, the Securities and Exchange Commission (“SEC”) extended the adoption date for Statement 123 (R) until the first quarter of the first fiscal year beginning after June 15, 2005, which in the case of National Technical Systems, Inc. will be the first quarter ending April 30, 2006.

As permitted by Statement 123, through January 31, 2006, the Company accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)’s fair value method is expected to reduce earnings per share by less than $.01 per share on a quarterly basis, beginning in fiscal year 2007. Had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share presented above. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $56,000, $74,000 and $44,000, respectively,  for the years ended January 31, 2006, 2005 and 2004.

The pro forma information in the accompanying financial statements presents the estimated compensation charges under Statement 123. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

REVENUES

	Twelve months ended January 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Engineering & Evaluation	$72,411	15.4%	$62,753	7.6%	$58,312
Technical Solutions	39,113	(10.6)%	43,761	(5.4)%	46,238
Total revenues	$111,524	4.7%	$106,514	1.9%	$104,550

For the year ended January 31, 2006, total revenues increased $5,010,000 or 4.7%, as compared to the prior year. The year over year growth was primarily attributable to strong organic growth in the Engineering and Evaluation segment combined with growth from acquisitions, offset by a decrease in revenues in the Technical Solutions segment.

For the year ended January 31, 2005, total revenues increased $1,964,000 or 1.9%, as compared to fiscal 2004.

Engineering & Evaluation:

For the year ended January 31, 2006, revenues in the Engineering & Evaluation segment increased $9,658,000 or 15.4%, as compared to the prior year, primarily due to strong testing revenues in the aerospace and defense markets. Revenues also increased in the telecommunications market, as a result of additional revenues of $1,330,000 from the acquisition of the testing laboratory in Calgary, Canada on August 1, 2004 and revenues of $934,000 from the acquisition of Phase Seven Laboratories in Santa Rosa, California on March 18, 2005. These increases were partially offset by a decrease in passive fiber optic testing, and decrease in the electronic and automotive testing businesses.

For the year ended January 31, 2005, revenues in the Engineering & Evaluation segment increased $4,441,000 or 7.6%, as compared to fiscal 2004, primarily due to revenues of $3,718,000 and $531,000, respectively, in fiscal 2005 from the acquisition of DTI Holdings, LLC, in Rustburg Virginia, and the acquisition of a telecommunications test laboratory in Calgary, Canada. Revenues also increased in the Company’s space and automotive testing businesses. These increases were partially offset by the decrease in the passive fiber optic testing business and the decrease in defense related business at the Camden, Arkansas facility due to revenues from a major contract related to the war on terrorism that was completed in fiscal 2004.

Technical Solutions:

For the year ended January 31, 2006, revenues in the Technical Solutions segment decreased by $4,648,000 or 10.6%, as compared to the prior year, primarily due to the competitive environment in the general IT service business from off-shore companies and the discontinuance of certain services that did not fit the Company’s overall strategy. To offset this decline, the Company is deploying a migration strategy by cross selling to clients currently being serviced by the Engineering and Evaluation segment.

For the year ended January 31, 2005, revenues in the Technical Solutions segment decreased by $2,477,000 or 5.4%, as compared to fiscal 2004, as a result of the continued degradation of the IT market staffing business due to competition from off-shore companies and the loss of certain customers in geographic areas where the Company discontinued its sales and marketing efforts.

GROSS PROFIT

	Twelve months ended January 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Engineering & Evaluation	$20,422	22.1%	$16,724	8.0%	$15,492
% to segment revenue	28.2%		26.7%		26.6%
Technical Solutions	6,808	(2.2)%	6,963	(2.2)%	7,120
% to segment revenue	17.4%		15.9%		15.4%
Total	$27,230	15.0%	$23,687	4.8%	$22,612
% to total revenue	24.4%		22.2%		21.6%

For the year ended January 31, 2006, total gross profit increased $3,543,000 or 15.0%, as compared to the prior year. The year over year growth was primarily attributable to the strong growth in revenues in the Engineering and Evaluation segment, combined with cost reductions attributable to increased process efficiencies.

For the year ended January 31, 2005, total gross profit increased $1,075,000 or 4.8%, as compared to fiscal 2004.

Engineering & Evaluation:

For the year ended January 31, 2006, gross profit in the Engineering & Evaluation segment increased by $3,698,000 or 22.1%, as compared to the prior year, primarily as a result of the revenue increase discussed above. Gross profit margin as a percentage of revenues increased to 28.2% in the current year from 26.7% in the prior year, primarily due to labor cost containments as a result of improved process efficiencies. This was offset by increases in depreciation expense as a result of capital spending on machinery and equipment and increases in utilities expense.

For the year ended January 31, 2005, gross profit in the Engineering & Evaluation segment increased by $1,232,000 or 8.0%, as compared to fiscal 2004, primarily as a result of the increase in revenues. Gross profit margin as a percentage of revenues increased slightly to 26.7% in fiscal 2005, compared to 26.6% in fiscal 2004.

Technical Solutions:

For the year ended January 31, 2006, gross profit in the Technical Solutions segment decreased by $155,000 or 2.2%, as compared to the prior year, primarily as a result of the revenue decrease discussed above. The Company was successful in minimizing this decrease as a result of the increased focus in specialized compliance and engineering support services which generally produce higher margins. Gross profit margin as a percentage of revenues increased to 17.4% in the current year from 15.9% in the prior year.

For the year ended January 31, 2005, gross profit in the Technical Solutions segment decreased by $157,000 or 2.2%, as compared to fiscal 2004, primarily as a result of the decrease in revenues. Gross profit margin as a percentage of revenues increased to 15.9% in fiscal 2005 from 15.4% in fiscal 2004.

SELLING, GENERAL & ADMINISTRATIVE

	Twelve months ended January 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Engineering & Evaluation	$15,246	6.7%	$14,290	13.0%	$12,647
% to segment revenue	21.1%		22.8%		21.7%
Technical Solutions	6,166	(3.0)%	6,359	(7.1)%	6,848
% to segment revenue	15.8%		14.5%		14.8%
Total	$21,412	3.7%	$20,649	5.9%	$19,495
% to total revenue	19.2%		19.4%		18.6%

For the year ended January 31, 2006, total selling, general and administrative expenses increased $763,000 or 3.7%, as compared to the prior year. The year over year growth was primarily attributable to increased general and administrative costs in the engineering and evaluation segment, offset by a reduction in selling and general and administrative costs in the technical staffing segment.

For the year ended January 31, 2005, total selling, general and administrative expenses increased $1,154,000 or 5.9%, as compared to fiscal 2004.

Engineering & Evaluation:

For the year ended January 31, 2006, selling, general and administrative expenses increased by $956,000 or 6.7%, as compared to the prior year, primarily due to increased wages and incentive compensation, increased use of outside services related to the improvement of the Company’s internal IT infrastructure and data automation and increased legal expense.

For the year ended January 31, 2005, selling, general and administrative expenses increased by $1,643,000 or 13.0%, as compared to fiscal 2004, primarily due to sales costs related to efforts to expand the Company nationally and internationally and the addition of new sales, customer service representatives and regional management, increases in outside services related to the improvement of the Company’s internal IT infrastructure and website and increased costs to prepare for compliance with Section 404 of the Sarbanes-Oxley Act.

Technical Solutions:

For the year ended January 31, 2006, selling, general and administrative expenses decreased by $193,000 or 3.0% as compared to the prior year, primarily due to decreases in depreciation expense, general and administrative salaries and selling costs associated with the lower revenues.

For the year ended January 31, 2005, selling, general and administrative expenses decreased by $489,000 or 7.1%, as compared to fiscal 2004, primarily due to the reduction in selling costs associated with the lower revenues and other administrative cost reductions.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

For the year ended January 31, 2006, equity income from XXCAL Japan was $259,000, compared to $483,000 in the prior year. The decrease of $224,000 was primarily due to lower revenues caused by a reduction in test requirements from a major Japanese client and increased operating costs related to hiring and training additional technical personnel for new testing initiatives. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

	Twelve months ended January 31,
	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Engineering & Evaluation	$5,435	86.3%	$2,917	(0.9)%	$2,943
% to segment revenue	7.5%		4.6%		5.0%
Technical Solutions	642	6.3%	604	122.1%	272
% to segment revenue	1.6%		1.4%		0.6%
Total	$6,077	72.6%	$3,521	9.5%	$3,215
% to total revenue	5.4%		3.3%		3.1%

For the year ended January 31, 2006, operating income increased $2,556,000 or 72.6%, as compared to the prior year. The year over year growth was primarily attributable to the strong performance in the engineering and evaluation segment.

For the year ended January 31, 2005, operating income increased $306,000 or 9.5%, as compared to fiscal 2004.

Engineering & Evaluation:

For the year ended January 31, 2006, operating income increased by $2,518,000 or 86.3%, as compared to the prior year, as a result of the increase in gross profit discussed above, partially offset by the increase in selling, general and administrative expenses.

For the year ended January 31, 2005, operating income decreased by $26,000 or 0.9% as compared to fiscal 2004, as a result of the increase in selling, general and administrative expenses discussed above, partially offset by the increase in gross profit discussed above.

Technical Solutions:

For the year ended January 31, 2006, operating income increased by $38,000 or 6.2%, as compared to the prior year, as a result of the decrease in selling and general and administrative expenses discussed above, partially offset by the decrease in gross profit discussed above.

For the year ended January 31, 2005, operating income increased by $332,000 or 122.1% as compared to fiscal 2004, as a result of the decrease in selling and general and administrative expenses discussed above, partially offset by the decrease in gross profit discussed above.

Interest Expense

Interest expense increased $207,000 in fiscal 2006 when compared to fiscal 2005 primarily due to higher interest rate levels in fiscal 2006 offset by lower average debt balances in fiscal 2006, as compared to the prior year. Interest expense decreased $6,000 in fiscal 2005, compared to fiscal 2004 primarily due to lower interest rate levels in fiscal 2005 offset by slightly higher average debt balances in fiscal 2005 as compared to fiscal 2004.

Other Income

Other income of $176,000 in fiscal 2006 includes approximately $163,000 in gain from the sale of real estate. Other income of $162,000 in fiscal 2005 includes approximately $158,000 in gain from the sale of real estate.

Income Taxes

The provisional income tax rate for fiscal year 2006 is 39.7%, compared to 35.1% in the prior year. The increase in the income tax rate in fiscal 2006 was primarily due to lower earnings associated with the Company’s foreign subsidiary in the current year, as compared to the prior year. Earnings for this foreign subsidiary are reported net of tax and are included in income before income taxes and the associated tax is not separately stated in income taxes. The income tax rate for fiscal year 2004 was 45.7%. It reflects a rate in excess of the federal statutory rate primarily due to the inclusion of state income taxes and certain non-deductible expenses. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

Management has determined that it is more likely than not that the Company’s deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Net Income

In fiscal 2006, net income increased $1,257,000 to $2,939,000, as compared to the prior year, primarily due to the increase in operating income, partially offset by the increase in interest expense, increase in the income tax rate and minority interest.

In fiscal 2005, net income increased $389,000 to $1,682,000, as compared to fiscal 2004. This increase was due to the increase in operating income and the lower income tax rate, partially offset by the decrease in other income and minority interest.

Business Environment

In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

The defense and aerospace markets generate 60% of the overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Also, the increase in government outsourcing activity has created additional opportunities for NTS. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has seen an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at its laboratories. NTS continues to expand capacity and capability to service this demand. In Camden, Arkansas, the Company has installed a small and medium caliber test facility as well as added additional climatic environmental simulation chambers and a high performance electrodynamics vibration simulator. In Tinton Falls, New Jersey, the Company added additional electromagnetic interference and electromagnetic compatibility simulation capability and vibration and climatic environmental simulation. The Santa Clarita, California, facility was completely modified to more effectively handle satellite, defense and commercial aerospace work. The Company anticipates the level of customer demand will increase for the foreseeable future.

Telecommunications revenues increased substantially, year over year, as a result of an increase in demand of outsourcing compliance and certification activities by the Regional Bell Operating Companies (RBOCs). The trend  for the foreseeable future appears to be favorable. The Company has been approved as an Independent Test laboratory (ITL) by the RBOCs to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications (NEBS). The Company is

currently providing this service at Laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an (ITL) to offer a complete suite of passive fiber components certifications and Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy “triple play” (voice, video, and broadband) offerings over FTTP (fiber to the premises) passive fiber networks (PON). The Company recently acquired a network architecture and interoperability laboratory in Northern California. This laboratory was acquired to extend the Company’s service offering to handle the anticipated demand for interoperability testing and the FTTP deployment.

The transportation and power markets have been stable with the Company experiencing slight incremental decrease in the transportation business, while the Company is experiencing a slight incremental increase in the power business. The Company anticipates that these two markets will remain stable with no significant external growth.

The computer and electronics markets have been stable with the Company experiencing a decrease in the Japan operation and an increase in the US operation. The Company anticipates growth in these markets as it captures additional market share due to the planned international expansion. NTS has signed cooperative agreements in Taiwan and Korea with SGS and STC in Hong Kong and mainland China. The cooperative agreements will focus on providing USB, USB on the go, Connector and Zigbee certification to device manufacturers and industrial products manufactured in Asia. The Company believes that the demand for these certification activities will increase in Asia.

In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers’ needs with a focus on IT and engineering. As the IT general services business went off-shore and became commodity by the larger organizations the Company deployed a transformation strategy in 2003 which focused on meeting the anticipated increase in demand for specialized IT, compliance, engineering support services at Company locations as well as taking advantage of offshore opportunities. As part of this transformation, the Company developed a proprietary database and put in place a customer service team which maintains relationships and manages the availability of the technical experts which support these specialized services. The Company has also set up a test and compliance laboratory in Vietnam to support the needs of a major US Fortune 500 computer company and to take advantage of the low cost highly skilled labor in Vietnam. The Company is now expanding this offshore offering to additional clients. TS continues to differentiate itself from its competitors by using NTS’ testing, engineering and compliance capabilities to maximize its customers’ return on human assets.

Notwithstanding the foregoing and because of factors affecting the Company’s operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources

Summary of cash flows:

	FY 2006	FY 2005	FY 2004
	(Dollars in thousands)
Net cash provided by operating activities	$9,535	$6,590	$8,804
Net cash used for investing activities	(7,408)	(6,089)	(7,470)
Net cash provided by (used in) financing activities	(4,180)	1,026	(232)
Effect of exchange rate changes on cash and cash equivalents	48	13	—
Net increase (decrease) in cash	$(2,005)	$1,540	$1,102

Net cash provided by operating activities of $9,535,000 in fiscal 2006 consisted of net income of $2,939,000 adjusted for non-cash items of $5,283,000 in depreciation and amortization and $1,760,000 of changes in working capital and other activities, partially offset by $447,000 in other non-cash items. The increase in cash provided by operating activities from fiscal 2005 to fiscal 2006 was primarily the result of higher net income in fiscal 2006, the increase in depreciation expense, the changes in accounts payable, accrued expenses, income taxes receivable, income taxes payable, partially offset by the changes in accounts receivable, inventories and deferred income taxes. Net cash provided by operating activities of $6,590,000 in fiscal 2005 consisted of net income of $1,682,000 adjusted for non-cash items of $4,798,000 in depreciation and amortization and $302,000 in other non-cash items, partially offset by $192,000 of changes in working capital and other activities. The decrease in cash provided by operating activities from fiscal 2004 to fiscal 2005 was primarily the result of the change in accounts receivable, the increase in accounts payable payments, partially offset by the higher net income in fiscal 2005. Net cash provided by operating activities of $8,804,000 in fiscal 2004 consisted of net income of $1,293,000 adjusted for non-cash items of $4,776,000 in depreciation and amortization and $379,000 in other non-cash items, and $2,356,000 of changes in working capital and other activities. Working capital changes included a decrease in accounts receivable balances of approximately $2,238,000, reflecting improved collection performance in fiscal 2004. The increase in cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily the result of the change in accounts receivable and the higher net income in fiscal 2004.

Net cash used for investing activities in fiscal 2006 of $7,408,000 was primarily attributable to capital spending of $7,287,000 and cash used in the acquisition of Phase Seven Laboratories in the amount of $483,000, partially offset by proceeds from the sale of real estate of $543,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities increased from fiscal 2005 to fiscal 2006 by $1,319,000 primarily as a result of an increase in capital spending of $2,098,000, in fiscal 2006, partially offset by a decrease of $550,000 in cash spent on acquisitions. Net cash used for investing activities in fiscal 2005 of $6,089,000 was primarily attributable to capital spending of $5,189,000 and cash used in the acquisition of the Canadian test laboratory for $1,033,000, partially offset by proceeds from the sale of real estate of $311,000. Cash used in investing activities decreased from fiscal 2004 to fiscal 2005 by $1,381,000 primarily as a result of the acquisition of DTI in fiscal 2004. Net cash used for investing activities in fiscal 2004 of $7,470,000 was primarily attributable to capital spending of $4,599,000 and cash used in the acquisition of DTI for $2,687,000. Cash used in investing activities increased from fiscal 2003 to fiscal 2004 by $2,685,000 primarily as a result of the acquisition of DTI and an increase of approximately $1 million in capital spending in fiscal 2004.

Net cash used for financing activities in fiscal 2006 of $4,180,000 consisted of repayments of debt of $7,075,000, partially offset by proceeds from borrowings of $2,651,000 and proceeds from stock options exercised of $244,000. Net cash provided by financing activities in fiscal 2005 of $1,026,000 consisted of proceeds from borrowings of $2,228,000, proceeds from stock options exercised of $300,000, partially offset by repayments of debt of $1,502,000. Net cash used for financing activities in fiscal 2004 of $232,000 consisted of repayments of debt of $2,141,000, common stock repurchase of $106,000, offset by proceeds from borrowings of $1,831,000 and proceeds from stock options exercised of $184,000.

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

On July 1, 2005, the agreement was amended to include a $2,500,000 term loan to be repaid in 60 equal monthly payments. The proceeds were used to pay down the line of credit. In addition, the requirement of the $1,750,000 reduction of the line was removed from the agreement and the maturity date was extended to August 1, 2007. The outstanding balance on the term loan at January 31, 2006 was $2,208,000. The outstanding balance on the revolving line of credit at January 31, 2006 was $8,500,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $8,000,000 as of January 31, 2006. The amendment also includes an additional equipment line of credit for $2,000,000. The outstanding balance on the equipment line of credit at January 31, 2006 was $2,000,000, which was converted to a term loan to be repaid in 48 equal monthly payments. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of January 31, 2006, with the exception of the capital expenditure covenant which was in excess of the allowed amount. The Company requested and received a waiver from its banks.

The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 2006 was $1,798,000. The balance of other notes payable collateralized by land and building was $2,602,000 at January 31, 2006.

Contractual Obligations:

	Payments due by period
	Total	Due in 2007	Due in 2008-2009	Due in 2010-2011	Thereafter
	(Dollars in thousands)
Long-term debt	$17,108	$1,529	$11,860	$2,142	$1,577
Operating lease obligations	6,980	2,143	3,234	1,488	115
Total	$24,088	$3,672	$15,094	$3,630	$1,692

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect interest expense by $85,000 at January 31, 2006 as compared to $160,000 at January 31, 2005.

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

The Company’s Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation. The adjacent site has, in the past, been used for manufacture of solid rocket fuel propellants, munitions and flares that contained perchlorate, a hazardous substance. Soil samples taken from the Santa Clarita property in 2003 were inconclusive as to the existence of perchlorate. Heavy rainfall last year resulted in a run off from the adjacent site onto the Santa Clarita property. The Company arranged for samples to be taken of the surface water from the adjacent site and early indications are that the tested water contains high levels of perchlorate. Further testing will be conducted in cooperation with the government agency having oversight responsibility for the adjacent site. No cleanup activity has been conducted on the Santa Clarita property and it has yet to be determined whether remediation will be required at the site, or, if required, the extent and cost of any remediation. The Company believes that in the event it does incur remediation costs that it will have valid claims for indemnification against the owner of the adjacent site and the municipality that built a road between the adjacent site and the Santa Clarita property that appears to have contributed to the runoff from the adjacent site. Recovery of such remediation costs may, however, be uncertain and may involve significant litigation expense.

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

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of XXCAL Japan (a corporation in which the Company has a 50% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for XXCAL Japan, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in XXCAL Japan is stated at $1,019,000 and $760,000, respectively, at January 31, 2006 and 2005, and the Company’s equity in the net income of XXCAL Japan is stated at $259,000 and $483,000, for the years then ended.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Woodland Hills, California April 14, 2006

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31,

	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$4,196,000	$6,201,000
Accounts receivable, less allowance for doubtful accounts of $816,000 at January 31, 2006 and $906,000 at January 31, 2005	20,425,000	18,618,000
Income taxes receivable	10,000	521,000
Inventories	2,184,000	1,612,000
Deferred income taxes	1,747,000	1,529,000
Prepaid expenses	769,000	666,000
Total current assets	29,331,000	29,147,000
Property, plant and equipment, at cost
Land	1,415,000	1,415,000
Buildings	10,172,000	10,165,000
Machinery and equipment	73,115,000	70,069,000
Leasehold improvements	9,185,000	7,664,000
Total property, plant and equipment	93,887,000	89,313,000
Less: accumulated depreciation	(60,787,000)	(58,073,000)
Net property, plant and equipment	33,100,000	31,240,000
Goodwill	2,740,000	2,740,000
Other assets	3,962,000	3,542,000
TOTAL ASSETS	$69,133,000	$66,669,000
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,715,000	$3,512,000
Accrued expenses	5,400,000	3,755,000
Income taxes payable	594,000	—
Deferred income	817,000	424,000
Current installments of long-term debt	1,529,000	975,000
Total current liabilities	13,055,000	8,666,000
Long-term debt, excluding current installments	15,579,000	20,557,000
Deferred income taxes	5,084,000	5,572,000
Deferred compensation	874,000	810,000
Minority interest	163,000	113,000
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,176,000 as of January 31, 2006 and 9,025,000 as of January 31, 2005	14,624,000	14,184,000
Retained earnings	19,744,000	16,805,000
Accumulated other comprehensive income (loss)	10,000	(38,000)
Total shareholders' equity	34,378,000	30,951,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$69,133,000	$66,669,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended January 31,

	2006	2005	2004
Net revenues	$111,524,000	$106,514,000	$104,550,000
Cost of sales	84,294,000	82,827,000	81,938,000
Gross profit	27,230,000	23,687,000	22,612,000
Selling, general and administrative expense	21,412,000	20,649,000	19,495,000
Equity income from non-consolidated subsidiary	(259,000)	(483,000)	(98,000)
Operating income	6,077,000	3,521,000	3,215,000
Other income (expense):
Interest expense, net	(1,298,000)	(1,091,000)	(1,097,000)
Other income	176,000	162,000	192,000
Total other income (expense)	(1,122,000)	(929,000)	(905,000)
Income before income taxes and minority interest	4,955,000	2,592,000	2,310,000
Income taxes	1,966,000	910,000	1,056,000
Income before minority interest	2,989,000	1,682,000	1,254,000
Minority interest	(50,000)	—	39,000
Net income	$2,939,000	$1,682,000	$1,293,000
Net income per common share:
Basic	$0.32	$0.19	$0.15
Diluted	$0.30	$0.18	$0.14
Weighted average common shares outstanding	9,125,000	8,946,000	8,640,000
Dilutive effect of stock options	537,000	620,000	566,000
Weighted average common shares outstanding, assuming dilution	9,662,000	9,566,000	9,206,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Common		Other	Total
	Number of	Stock	Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at January 31, 2003	8,610,000	$12,638,000	$13,830,000	$(51,000)	$26,417,000
Net income	—	—	1,293,000	—	1,293,000
Foreign currency translation	—	—	—	—	—
Comprehensive income					1,293,000
Stock options exercised	81,000	184,000	—	—	184,000
Tax benefit from stock options exercise	—	44,000	—	—	44,000
Stock repurchase	(24,000)	(106,000)	—	—	(106,000)
Stock issued to DTI Holdings, LLC	196,000	1,000,000	—	—	1,000,000
Balance at January 31, 2004	8,863,000	13,760,000	15,123,000	(51,000)	28,832,000
Net income	—	—	1,682,000	—	1,682,000
Foreign currency translation	—	—	—	13,000	13,000
Comprehensive income					1,695,000
Stock options exercised	173,000	423,000	—	—	423,000
Stock retired for option exercise	(25,000)	(123,000)	—	—	(123,000)
Issuance of restricted common stock for services	14,000	50,000	—	—	50,000
Tax benefit from stock options exercise	—	74,000	—	—	74,000
Balance at January 31, 2005	9,025,000	14,184,000	16,805,000	(38,000)	30,951,000
Net income	—	—	2,939,000	—	2,939,000
Foreign currency translation	—	—	—	48,000	48,000
Comprehensive income					2,987,000
Stock options exercised	148,000	414,000	—	—	414,000
Stock retired for option exercise	(30,000)	(170,000)	—	—	(170,000)
Tax benefit from stock options exercise	—	56,000	—	—	56,000
Stock issued for acquisition of Phase Seven Laboratories	33,000	140,000	—	—	140,000
Balance at January 31, 2006	9,176,000	$14,624,000	$19,744,000	$10,000	$34,378,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended January 31,

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,939,000	$1,682,000	$1,293,000
Adjustments to reconcile net income from operations to cash provided by operating activities:
Depreciation and amortization	5,283,000	4,798,000	4,776,000
Recoveries on receivables	(90,000)	(32,000)	(359,000)
Gain on sale of assets	(163,000)	(158,000)	—
Loss on retirement of assets	—	16,000	—
Undistributed earnings of affiliate	50,000	—	(38,000)
Deferred income taxes (net of acquisition)	(300,000)	352,000	732,000
Tax benefit from stock options exercised	56,000	74,000	44,000
Issuance of restricted common stock for services	—	50,000	—
Changes in assets and liabilities (net of acquisition):
Accounts receivable	(1,677,000)	235,000	2,238,000
Inventories	(572,000)	383,000	514,000
Prepaid expenses	(103,000)	161,000	303,000
Other assets and intangibles	(166,000)	(265,000)	(199,000)
Accounts payable	1,104,000	(973,000)	(207,000)
Accrued expenses	1,612,000	241,000	(119,000)
Income taxes payable	594,000	(23,000)	23,000
Deferred income	393,000	239,000	10,000
Deferred compensation	64,000	11,000	3,000
Common stock compensation	—
Income taxes receivable	511,000	(201,000)	(210,000)
Cash provided by operations	9,535,000	6,590,000	8,804,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,287,000)	(5,189,000)	(4,599,000)
Sale of property, plant and equipment	543,000	311,000	—
Investment in life insurance	(181,000)	(178,000)	(184,000)
Acquisition of business, net of cash	(483,000)	(1,033,000)	(2,687,000)
Net cash used for investing activities	(7,408,000)	(6,089,000)	(7,470,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	2,651,000	2,228,000	1,831,000
Repayments of current and long-term debt	(7,075,000)	(1,502,000)	(2,141,000)
Proceeds from stock options exercised	244,000	300,000	184,000
Common stock repurchase	—	—	(106,000)
Net cash provided by (used for) financing activities	(4,180,000)	1,026,000	(232,000)
Effect of exchange rate changes on cash and cash equivalents	48,000	13,000	—
Net increase (decrease) in cash	(2,005,000)	1,540,000	1,102,000
Beginning cash balance	6,201,000	4,661,000	3,559,000
ENDING CASH BALANCE	$4,196,000	$6,201,000	$4,661,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,333,000	$1,078,000	$1,171,000
Income taxes	1,089,000	667,000	529,000
Cash received during the year for:
Income taxes	—	—	5,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 31, 2006, 2005 and 2004

(1)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (“NTS” or the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has consolidated NQA, Inc., a 50% owned subsidiary for which the distribution of profits and losses is 50.1% to the Company, and 49.9% to the other shareholder. NTS controls the management decisions and elects the president of NQA, Inc. and therefore has complete operating control of the subsidiary. XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have management or board control. The equity investment is $1,019,000 and $760,000 at January 31, 2006 and 2005, respectively.

Risks and Uncertainties

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to the recognition of revenue under long-term contracts and valuation of contract claims. Actual results could differ from those estimates.

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

Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

Reimbursements, including those related to travel and other out-of-pocket expenses are included in revenues and an equivalent amount of reimbursable expenses is included in operating costs and expenses.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(1)   Summary of Significant Accounting Policies (Continued)

Inventories

Inventories consist of accumulated costs including direct labor, material and overhead applicable to uncompleted contracts and are stated at actual cost, which is not in excess of estimated net realizable value.

Property Held for Sale

In fiscal year 2005, the Company sold the old Palm Desert, California condominium and purchased a new condominium, which is also located in Palm Desert. The Company recorded a gain of approximately $158,000 from the sale of the old condominium. In fiscal year 2006, the Company sold the new Palm Desert, California condominium and recorded a gain of approximately $163,000.

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

As of January 31, 2006 and 2005, the Company had the following acquired intangible assets:

	January 31, 2006				January 31, 2005
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life
Intangible assets subject to amortization:
Covenant not to compete	$148,000	$110,000	$38,000	3-5 years	$148,000	$78,000	$70,000	3-5 years
Intangible assets not subject to amortization:
Goodwill	$3,537,000	$797,000	$2,740,000		$3,537,000	$797,000	$2,740,000

Amortization expense for intangible assets subject to amortization was $32,000 and $39,000 for the years ended January 31,  2006 and 2005, respectively.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(1)   Summary of Significant Accounting Policies (Continued)

Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company has identified three reporting units in the Engineering and Evaluation segment and one reporting unit in the Technical Solutions segment, which constitute components of its business that include goodwill. The Company completed its annual goodwill impairment test and has determined that the fair value of each of the reporting units exceeded the reporting unit’s carrying amount, and no impairment was indicated.

Long-lived Assets

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and, economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings.

Stock-Based Compensation

The Company has elected to continue to follow APB No. 25, “Accounting for Stock Issued to Employees”, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock Based Compensation”, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, no compensation expense is recognized in the Company’s financial statements, since the exercise price of the Company’s employee stock options is not less than the market price of the underlying stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to January 31, 1996 under the fair value method of that statement. The fair value of options granted reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected life (in years)	7.48	7.68	8.54
Risk-free interest rate	4.47%	3.71%	3.31%
Expected volatility	70%	76%	86%
Expected dividend yield	0%	0%	0.65%

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(1)   Summary of Significant Accounting Policies (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2006 was $4.70 per share. Had compensation cost for the Company’s stock option plan been determined consistent with the fair value method outlined in SFAS No. 123, the Company’s net income and earnings per share would have been as indicated below:

	January 31, 2006	January 31, 2005	January 31, 2004
Net income
As reported	$2,939,000	$1,682,000	$1,293,000
Pro forma	$2,562,000	$1,155,000	$876,000
Basic earnings per common share
As reported	$0.32	$0.19	$0.15
Pro forma	$0.28	$0.13	$0.10
Diluted earnings per common share
As reported	$0.30	$0.18	$0.14
Pro forma	$0.27	$0.12	$0.10

Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company is required to report and display the components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The effect of the foreign currency translation was $48,000 and $13,000 for fiscal years 2006 and 2005, respectively. Accumulated other comprehensive income was $10,000 and accumulated other comprehensive loss was $38,000 as of January 31, 2006 and 2005, respectively, due to foreign currency translation adjustments.

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

Foreign Currency Translation

The accounts of the foreign divisions are translated into United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All balance sheet accounts, except for certain fixed assets accounts, have been translated using the current rate of exchange at the balance sheet date. Results of

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(1)   Summary of Significant Accounting Policies (Continued)

operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders’ equity. The translation of the balance sheet accounts resulted in $48,000 and $13,000 in unrealized gain in fiscal years 2006 and 2005, respectively.

Related Party Transactions

NTS provides management and consulting services to NQA, Inc. for an agreed upon management fee. Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company. Management fees earned by the Company for fiscal 2006, 2005 and 2004 were $376,000, $214,000 and $241,000, respectively.

NQA, Ltd., the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. NQA, Ltd. charges NQA, Inc. an agreed upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service (“UKAS”) and Raad voor Accreditatie (“RVA”) levy. Certification fees for fiscal 2006, 2005 and 2004 were $376,000, $214,000 and $241,000, respectively.

NQA, Inc. leases space from NTS and was assessed $71,000 for rent and utilities in fiscal years 2006, 2005 and 2004.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in income based on their fair values.

In April 2005, the Securities and Exchange Commission (“SEC”) extended the adoption date for Statement 123 (R) until the first quarter of the first fiscal year beginning after June 15, 2005, which in the case of National Technical Systems, Inc. will be the first quarter ending April 30, 2006.

As permitted by Statement 123, through January 31, 2006, the Company accounted for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)’s fair value method is expected to reduce earnings per share by less than $.01 per share on a quarterly basis, beginning in fiscal year 2007. Had we adopted Statement 123 (R) in prior periods, the impact of that

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(1)   Summary of Significant Accounting Policies (Continued)

standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share presented above. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such tax deductions were $56,000, $74,000 and $44,000, respectively,  for the years ended January 31, 2006, 2005 and 2004.

The pro forma information in the accompanying financial statements presents the estimated compensation charges under Statement 123. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award.

(2)   Business Acquisition and Disposition

The following table summarizes the acquisitions completed during fiscal years 2006, 2005 and 2004 that were accounted for under the purchase method of accounting:

		Purchase Price	Goodwill	Other Intangibles
FY 06	Phase Seven Laboratories	$652,000	—	—
FY 05	Telecommunications Test Laboratory, Calgary	$1,033,000	—	—
FY 04	DTI Holdings, LLC	$3,687,000	$1,870,000	$59,000

Acquisition of Phase Seven Laboratories

On March 18, 2005, the Company acquired the outstanding stock of Phase Seven Laboratories, located in Santa Rosa, California, for a total purchase price of $652,000, paid in cash and NTS stock. Phase Seven Laboratories provides carrier-class network interoperability, functionality and performance testing for new and emerging technologies and their integration with legacy systems. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from March 18, 2005 to January 31, 2006.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(2)   Business Acquisition and Disposition (Continued)

The allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Assets acquired:
Current assets	$69,000
Property plant and equipment	204,000
Deferred tax assets	406,000
Other assets	105,000
Total assets acquired	784,000
Liabilities assumed:
Current liabilities	132,000
Total liabilities assumed	132,000
Net assets acquired	$652,000

Acquisition of Telecommunications Test Laboratory, Calgary

On July 30, 2004, AETL Testing Inc. (a Canadian Corporation), a wholly-owned subsidiary of the Company (“AETL”), acquired substantially all of the fixed assets of a Canadian Test Laboratory involved in the testing of telecommunication equipment, located in Calgary, Alberta, Canada, for a total purchase price of $1,033,000. By making this acquisition, the Company intends to expand its presence to Canada and increase its opportunities in the testing of telecommunication equipment. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from August 1, 2004 to January 31, 2006.

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

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(3) Debt

Long-term debt consists of the following:

	2006	2005
Revolving lines of credit (a)	$8,500,000	$15,502,000
Notes payable secured by land and buildings (b)	2,602,000	2,775,000
Secured notes payable (c)	6,006,000	2,775,000
Loans from employee and officers (d)	—	480,000
Subtotal	17,108,000	21,532,000
Less current installments	1,529,000	975,000
Total	$15,579,000	$20,557,000

(a)           On November 25, 2002, the Company increased the revolving line of credit under its credit agreement with Comerica Bank California and First Bank to $20,000,000. Comerica Bank California, as the agent, retained 60% of the line with First Bank, as the participant, holding 40% of the line. The revolving line of credit was reduced by $1,750,000 on August 1, 2003 and was reduced again on August 1, 2004 by $1,750,000, bringing the maximum line of credit available down to $16,500,000. The interest rate is at the agent’s prime rate, with an option for the Company to convert to loans at the Libor rate plus 250 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The Company paid a 0.5% commitment fee of the total line amount and is paying an additional 0.25% of the commitment amount annually and a 0.25% fee for any unused line of credit. On July 1, 2005, the agreement was amended to include a $2,500,000 term loan (see (c)) and the maturity date was extended to August 1, 2007. The proceeds were used to pay down the line of credit. In addition, the requirement of the $1,750,000 per year reduction of the line was removed from the agreement. The outstanding balance on the revolving line of credit at January 31, 2006 was $8,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $8,000,000 as of January 31, 2006. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks as of January 31, 2006, with the exception of the capital expenditure covenant which was in excess of the allowed amount. The Company requested and received a waiver from its banks.

(b)          The amount of $2,602,000 represents mortgage notes on land and buildings owned by the Company in California and Massachusetts. The notes carry fixed interest rates ranging from 5.5% to 9.0% and they are collateralized by those properties.

(c)           On July 1, 2005, the Company amended its agreement with Comerica Bank California and First Bank to include a $2,500,000 term loan to be repaid in 60 equal monthly payments. The proceeds were used to pay down the line of credit. The outstanding balance on the term loan at January 31, 2006 was $2,208,000. The amendment also includes an additional equipment line of credit for $2,000,000. The outstanding balance on the equipment line of credit at January 31, 2006 was $2,000,000, which was converted to a term loan to be repaid in 48 equal monthly payments.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(3) Debt (Continued)

The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 7.47%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at January 31, 2006 was 1,798,000.

(d)          In fiscal 2005, the Company had unsecured demand notes payable to two officers of the Company and one employee in the aggregate amount of $480,000 as of January 31, 2005. The interest was payable monthly and was based on the bank’s reference rate less three basis points. In fiscal 2006 all loans from officers and employees were paid off by the Company.

Maturities of long-term debt for five years subsequent to January 31, 2006 are as follows:

2007	$1,529,000
2008	10,173,000
2009	1,686,000
2010	1,524,000
2011	618,000
Thereafter	1,578,000
$17,108,000

In accordance with the requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, a reasonable estimate of fair value for the Company’s fixed rate debt was based on a discounted cash flow analysis. The carrying amount of variable rate debt, including borrowings under the Company’s revolving lines of credit, approximate their fair values.

The carrying amounts and estimated fair values of the Company’s financial instruments are:

	2006	2006	2005	2005
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Notes payable	$2,602,000	$2,730,000	$2,775,000	$3,223,000
Secured notes payable	6,006,000	5,300,000	2,775,000	2,717,000
Revolving lines of credit	8,500,000	8,500,000	15,502,000	15,502,000
Loans from employee and officers	—	—	480,000	480,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(4)   Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Pre-tax profit generated from foreign operations was $259,000, $522,000 and $95,000 in fiscal 2006, 2005 and 2004, respectively. Accumulated foreign earnings were $1,000,000 as of January 31, 2006. The earnings associated with the Company’s foreign subsidiary are considered to be permanently re-invested and are reported net of tax and are included in operating income. During fiscal 2004, the Company liquidated its UK subsidiary the tax effect after the foreign tax credit was an additional $76,000 in income taxes.

The provision (benefit) for income tax expense from continuing operations consists of:

	2006	2005	2004
Current:
Federal	$1,911,000	$358,000	$151,000
State	379,000	137,000	174,000
Foreign	(2,000)	14,000	—
	2,288,000	509,000	325,000
Deferred:
Federal	(323,000)	187,000	663,000
State	1,000	214,000	68,000
	(322,000)	401,000	731,000
Income tax expense	$1,966,000	$910,000	$1,056,000

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2006	2005	2004
Income from before income taxes and minority interest	$4,955,000	$2,592,000	$2,310,000
Federal income tax computed at statutory rate	$1,685,000	$881,000	$785,000
State income taxes, net of federal benefits	252,000	89,000	114,000
Accumulated earnings from Foreign Corporation	—	—	76,000
Equity income net of tax in a non consolidated subsidiary	(104,000)	(164,000)	—
Other, principally non-deductible expenses	133,000	104,000	81,000
Income tax expense	$1,966,000	$910,000	$1,056,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(4)   Income Taxes (Continued)

Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net operating loss of $570,000 and $262,000 for federal and state, respectively, relate to the purchase of Phase Seven Laboratories, Inc. in March 2005. Of this amount $262,000 relating to the state net operating losses will expire in 2015 and $570,000 will expire in 2025. The primary components of the Company’s deferred tax assets and liabilities at January 31 were as follows:

	2006		2005
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debt reserves	$340,000	$—	$372,000	$—
Vacation accrual	476,000	—	420,000	—
State taxes	314,000	—	252,000	—
Deferred compensation	402,000	—	375,000	—
Net operating loss	215,000	—	40,000	—
Other	—	—	70,000	—
Total deferred tax assets	1,747,000	—	1,529,000	—
Deferred tax liabilities:
Goodwill	—	(195,000)	—	(111,000)
Installment gain deferral	—	(24,000)	—	(112,000)
Tax over book depreciation	—	(4,865,000)	—	(5,299,000)
Other	—	—	—	(50,000)
Net deferred tax asset (liability)	$1,747,000	$(5,084,000)	$1,529,000	$(5,572,000)

(5)   Stock Options and Pension Plans

The Company has two employee incentive stock option plans; the “2002 stock option plan” and the “1994 stock option plan.”

Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company’s authorized but unissued common stock. At the annual meeting held on June 28, 2002, the 2002 stock option plan was approved. The number of shares approved for issuance under the 2002 stock option plan was 1,000,000 shares. During fiscal 2006 there were 202,000 shares granted under the 2002 stock option plan and 128,425 shares were reserved for future grants under the 2002 stock option plan. At January 31, 2006 there were 1,331,245 shares authorized and granted under the 1994 stock option plan and there were no shares reserved for future grants.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

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

	2006		2005
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Beginning Balance	2,128,202	$3.63	2,192,196	$3.47
Grants	202,000	4.70	172,500	4.67
Exercises	(148,382)	2.79	(172,644)	2.44
Canceled or expired *	(14,375)	4.09	(63,850)	4.23
Ending balance	2,167,445	$3.78	2,128,202	$3.63
Reserve for future grants at year end *	128,425	—	317,925	—
Exercisable	1,620,220	$3.60	1,505,199	$3.59

*                    For fiscal year ended 2006, of the 14,375 canceled or expired options, only 12,500 were added back to the reserve for future grants, the remaining 1,875 were from the 1994 stock option plan that was discontinued.

*                    For fiscal year ended 2005, of the 63,850 canceled or expired options, only 36,125 were added back to the reserve for future grants, the remaining 27,725 were from the 1994 stock option plan that was discontinued.

The range of exercise prices for options outstanding at January 31, 2006 was $1.35 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company’s stock over the period of the grants.

The following tables summarize information about options outstanding at January 31, 2006.

Range of exercise prices	Outstanding at January 31, 2006	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$1.00 to $2.00	154,625	5.8	$1.63	133,375	$1.66
$2.01 to $3.00	704,421	4.6	$2.62	657,546	$2.63
$3.01 to $4.00	214,783	3.8	$3.30	213,783	$3.30
$4.01 to $5.00	686,318	7.8	$4.59	251,343	$4.61
$5.01 to $6.00	372,881	3.5	$5.41	329,756	$5.45
$6.01 to $7.00	34,417	2.6	$6.36	34,417	$6.36
	2,167,445			1,620,220

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(5)   Stock Options and Pension Plans (Continued)

These options will expire if not exercised at specific dates ranging from September 2006 to December 2015. During the year ended January 31, 2006, 148,382 options were exercised at prices from $1.81 to $4.45 per share.

The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company’s employees can contribute a portion of their salary into the 401(k) plan and the Company’s Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on  participants own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2006, the Board of Directors and management of the Company approved a contribution to the 401(k) profit sharing plan of $233,000 as compared to $239,000 in 2005 and $221,000 in 2004.

The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.

The deferred compensation benefits are accrued and recognized over each employee’s expected term of employment. The Company’s total deferred compensation expenses were $89,000, $93,000 and $86,000 for the years ended January 31, 2006, 2005 and 2004, respectively. Included in other assets is $2,228,000 and $2,046,000 for the cash surrender values as of January 31, 2006 and 2005, respectively.

(6)   Capital Stock

As of January 31, 2006 and 2005, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2006 and January 31, 2005, 9,176,000 shares and 9,025,000 shares were issued and outstanding, respectively. On February 6, 2001, the Company’s Board of Directors authorized the repurchase of common stock in open market purchases. The Company completed its common stock repurchase program in fiscal 2004 and had purchased 169,750 shares at an average price of $2.54.

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

(7)   Commitments

The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates through fiscal year 2012. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(7)   Commitments (Continued)

leases. Gross rental expense was $3,038,000, $2,346,000 and $2,273,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

At January 31, 2006, minimum rental payment obligations under operating leases were as follows:

2007	$2,143,000
2008	1,862,000
2009	1,372,000
2010	1,010,000
2011	478,000
Thereafter	115,000
$6,980,000

(8)   Accrued Expenses

A summary of accrued expenses at January 31 is as follows:

	2006	2005
Compensation and employee benefits	$4,208,000	$2,840,000
Other	1,192,000	915,000
Total accrued expenses	$5,400,000	$3,755,000

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

(10)   Segment of Business Information

The Company maintains two core operating segments: Engineering & Evaluation and Technical Solutions.

The Engineering & Evaluation segment operates test laboratories in various states in the U.S., Canada and Germany and provides technical support and technical support personnel to assist clients in a broad range of industries (aerospace, defense, telecommunications, power products, transportation and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its newly granted NRTL status by the United States’ Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its clients, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier’s systems for conformity to ISO 9000, the international quality standard. The

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(10)   Segment of Business Information (Continued)

evaluations include an examination of the companies’ quality policy, quality system documentation and quality records.

The Technical Solutions segment locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them to clients either on a temporary or permanent basis.

The Company’s reportable segments each represent strategic business units that offer different, yet related services. They are managed differently because each requires differing technical skills and sales strategies. Each segment is led by a chief operating decision maker, who, in coordination with the Company’s Chief Executive Officer uses the information reported below in evaluating results and allocating resources pertaining to segment operations.

The Company did not have any revenues from a single customer in the Engineering & Evaluation Group, which represented in excess of 10% of total segment revenues. Three major customers represented $8,041,000, $5,812,000 and $4,793,000 of fiscal 2006 Technical Solutions net revenues as compared to three major customers representing $7,915,000, $5,876,000 and $4,918,000 of fiscal 2005 Technical Solutions net revenues. Total revenues from customers in foreign operations were $2,624,000 in fiscal 2006, $840,000 in fiscal 2005 and $80,000 in fiscal 2004.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(10)   Segment of Business Information (Continued)

The following table illustrates each segment’s operating income for 2006, 2005 and 2004. Assets by segment are those assets that are used in the Company’s operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate and fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

	Year Ended January 31, 2006
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$72,411,000	$39,113,000	$—	$111,524,000
Gross profit	20,422,000	6,808,000	—	27,230,000
Selling, general and administrative expense	15,246,000	6,166,000	—	21,412,000
Equity income from non-consolidated subsidiary	259,000	—	—	259,000
Operating income	5,435,000	642,000	—	6,077,000
Other income (expense):
Interest expense, net	(1,186,000)	(112,000)	—	(1,298,000)
Other income (expense)	175,000	1,000	—	176,000
Income before income taxes and minority interest	$4,424,000	$531,000	$—	$4,955,000
Assets	$55,610,000	$9,116,000	$4,407,000	$69,133,000
Equity investments	1,019,000	—	—	1,019,000
Expenditures for long-lived assets	7,326,000	53,000	112,000	7,491,000
Depreciation and amortization	4,010,000	548,000	725,000	5,283,000
Goodwill	2,544,000	196,000	—	2,740,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(10)   Segment of Business Information (Continued)

	Year Ended January 31, 2005
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$62,753,000	$43,761,000	$—	$106,514,000
Gross profit	16,724,000	6,963,000	—	23,687,000
Selling, general and administrative expense	14,290,000	6,359,000	—	20,649,000
Equity income from non-consolidated subsidiary	483,000	—	—	483,000
Operating income	2,917,000	604,000	—	3,521,000
Other income (expense):
Interest expense, net	(1,168,000)	(130,000)	—	(1,298,000)
Other income (expense)	162,000	14,000	—	176,000
Income before income taxes and minority interest	$1,911,000	$488,000	$—	$2,399,000
Assets	$50,092,000	$10,356,000	$6,221,000	$66,669,000
Equity investments	760,000	—	—	760,000
Expenditures for long-lived assets	5,470,000	150,000	534,000	6,154,000
Depreciation and amortization	3,953,000	640,000	205,000	4,798,000
Goodwill	2,544,000	196,000	—	2,740,000

	Year Ended January 31, 2004
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$58,312,000	$46,238,000	$—	$104,550,000
Gross profit	15,492,000	7,120,000	—	22,612,000
Selling, general and administrative expense	12,647,000	6,848,000	—	19,495,000
Equity income from non-consolidated subsidiary	98,000	—	—	98,000
Operating income	2,943,000	272,000	—	3,215,000
Other income (expense):
Interest expense, net	(976,000)	(121,000)	—	(1,097,000)
Other income (expense)	178,000	14,000	—	192,000
Income before income taxes and minority interest	$2,145,000	$165,000	$—	$2,310,000
Assets	$46,061,000	$10,310,000	$7,261,000	$63,632,000
Equity investments	284,000	—	—	284,000
Expenditures for long-lived assets	5,633,000	138,000	153,000	5,924,000
Depreciation and amortization	3,899,000	655,000	222,000	4,776,000
Goodwill	2,544,000	196,000	—	2,740,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 31, 2006, 2005 and 2004

(11)   Quarterly Financial Data (Unaudited)

	Three months ended,
2006	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$27,444,000	$26,755,000	$28,508,000	$28,817,000
Gross profit	6,598,000	6,239,000	6,824,000	7,569,000
Net income	734,000	468,000	590,000	1,147,000
Earnings per common share
Basic	0.08	0.05	0.06	0.13
Diluted*	0.08	0.05	0.06	0.12
Weighted average common shares outstanding	9,052,000	9,106,000	9,166,000	9,175,000
Dilutive effect of stock options	494,000	541,000	589,000	524,000
Weighted average common shares outstanding, assuming dilution	9,546,000	9,647,000	9,755,000	9,699,000

	Three months ended,
2005	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$27,472,000	$27,189,000	$26,353,000	$25,500,000
Gross profit	6,038,000	5,813,000	5,752,000	6,084,000
Net income	533,000	242,000	319,000	588,000
Earnings per common share
Basic*	0.06	0.03	0.04	0.07
Diluted	0.06	0.03	0.03	0.06
Weighted average common shares outstanding	8,874,000	8,929,000	8,969,000	9,011,000
Dilutive effect of stock options	726,000	612,000	521,000	614,000
Weighted average common shares outstanding, assuming dilution	9,600,000	9,541,000	9,490,000	9,625,000

*                    Per share data may not always add to the total for the year because each figure is independently calculated.

(12)   Subsequent Events

On March 28, 2006, the Company exercised an option to repurchase 792,266 shares of its common stock from an executive officer and director of the Company. The total cash purchase price of $3,893,000, or $4.914 per share, represented the average closing price of the Company’s common stock for the five trading days prior to the option exercise date minus 10%, in accordance with an agreement between the Company and the executive officer entered into in September 2001. The shares repurchased in this private transaction represented approximately 8.6% of the Company’s outstanding common stock on the date of exercise.

On March 29, 2006, the Company entered into an agreement with its banks, Comerica Bank and First Bank (together, the “Banks”), to expand the existing credit facility by $3.9 million effective March 29, 2006. The Company entered into the credit facility to fund the repurchase of the 792,266 shares discussed above.

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

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the Company’s fourth fiscal quarter.

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

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The sections entitled “Nomination and Election of Directors” and “Remuneration of Directors and Officers” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 29, 2006 are incorporated herein by reference.

Executive Officers of the Company

Name	Age	Position
Lloyd Blonder	66	Senior Vice President and Chief Financial Officer, Treasurer. He has been associated with the Company since 1983.
Doug Briskie	42	Co-President. He has been associated with the Company since 1987.
Aaron Cohen	69	Senior Vice President. He has been associated with the Company since 1961.
Marvin Hoffman	72	Senior Vice President, Chief Information Officer. He has been associated with the Company since 1998.
Jack Lin	73	Chairman of the Company. He has been associated with the Company since 1961.
Raffy Lorentzian	50	Vice President, Chief Accounting Officer. He has been associated with the Company since 1997.
Cynthia Maher	47	Corporate Secretary, Corporate Counsel, Human Resources Director.
William McGinnis	47	Chief Executive Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	43	Co-President. He has been associated with the Company since 1997.

The Company’s Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and corporate controller, as well as other employees. A copy of this code of ethics has been posted on the Company’s website. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulations S-K shall be disclosed by posting such information on our website.

ITEM 11.         EXECUTIVE COMPENSATION.

The section entitled “Remuneration of Directors and Officers” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 29, 2006 is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections entitled “Voting Securities and Principal Holders Thereof” and “Nomination and Election of Directors” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 29, 2006 are incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled “Transactions with Management and Other” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 29, 2006 is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the heading “Audit Fees and All Other Fees” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on June 29, 2006 is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A.     Consolidated Financial Statements and Schedules.

Financial statements required by Item 15 are included in Item 8 above.
Financial Statements:
Consolidated Balance Sheets—January31, 2006 and 2005
Consolidated Statements of Income—Years ended January 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity—Years ended January 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows—Years ended January 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Schedule
Schedule Supporting Financial Statements:
Valuation and Qualifying Accounts and Reserves	II

B.     Exhibits.

2.1

Asset Purchase Agreement, dated as of January 23, 2004, by and among National Technical Systems, Inc., NTS Technical Systems, Robert Wakefield, Randolph Fairfield, Calvin Milam, E&C Holdings, Inc., Peterson Builders, Inc., and DTI Holdings LLC. (filed January 30, 2004 and is incorporated herein by reference thereto).

2.2	Pro forma financial information related to the acquisition of DTI Holdings LLC. (filed with the Company’s 8-K/A on March 22, 2004 and is incorporated herein by reference thereto).
3.1

Articles of Incorporation of National Technical Systems, Inc., a California corporation, as amended to date. (filed with the Company’s Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).

3.2

Bylaws of National Technical Systems, Inc., a California corporation, as adopted on May 29, 1996 and as amended by amendment number one thereto, adopted on June 25, 1999. (filed with the Company’s Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).

10.1	Form of the Company’s 1994 Stock Option Plan (filed as Appendix B to the Company’s Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).
10.2	Amendment to the Company’s 1994 Stock Option Plan (filed as Proposal No. 3 to the Company’s Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).

10.3	Form of the Company’s 2002 Stock Option Plan (filed as Proposal 2 to the Company’s Proxy Statement for Annual Meeting of June 28, 2002, and is incorporated herein by reference thereto).
10.4	Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (filed on September 12, 2002 and is incorporated herein by reference thereto).
10.5	Amendment number two to revolving credit agreement between the Company and Comerica Bank effective November 25, 2002 (filed on December 13, 2002 and is incorporated herein by reference thereto).
10.6	Amendment number three to revolving credit agreement between the Company and Comerica Bank effective July 21, 2003 (filed on September 11, 2003 and is incorporated herein by reference thereto).
10.7	Amendment number four to revolving credit agreement between the Company and Comerica Bank effective July 30, 2004 (filed on December 15, 2004 and is incorporated herein by reference thereto).
10.8	Employment agreement between the Company and Dr. Jack Lin dated April 28, 2005 (filed on May 3, 2005 and is incorporated herein by reference thereto).
10.9	Amendment number five to revolving credit agreement between the Company and Comerica Bank effective July 1, 2005 (filed on September 14, 2005 and is incorporated herein by reference thereto).
10.10	Amendment number six to revolving credit agreement between the Company and Comerica Bank effective March 29, 2006 (filed on March 30, 2006 and is incorporated herein by reference thereto).
14.1	Code of Business Ethics.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of XXCAL Japan, Inc. Independent Auditors.
23.3	XXCAL Japan, Inc. Independent Auditor’s Report.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2006	NATIONAL TECHNICAL SYSTEMS, INC.
	By	/s/ WILLIAM MCGINNIS
William McGinnis,
Chief Executive Officer and
Director
(Principal Executive Officer)

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2006.

/s/ JACK LIN	/s/ AARON COHEN
Jack Lin,	Aaron Cohen,
Chairman of the Board	Senior Vice President and
Vice Chairman of the Board

/s/ WILLIAM MCGINNIS	/s/ MARVIN HOFFMAN
William McGinnis,	Marvin Hoffman,
Chief Executive Officer	Senior Vice President,
and Director	Chief Information Officer and
(Principal Executive Officer)	Vice Chairman of the Board

/s/ LLOYD BLONDER	/s/ JOHN GIBBONS
Lloyd Blonder,	John Gibbons,
Senior Vice President and Treasurer	Director
(Principal Financial Officer)

/s/ RAFFY LORENTZIAN	/s/ RALPH F. CLEMENTS
Raffy Lorentzian,	Ralph F. Clements,
Vice President and Chief Accounting Officer	Director

/s/ DAN YATES	/s/ DONALD J. TRINGALI
Dan Yates,	Donald J. Tringali,
Director	Director

/s/ SHELDON M. FECHTOR	/s/ ROBERT I. LIN
Sheldon M. Fechtor,	Robert I. Lin,
Director	Director

/s/ NORMAN S. WOLFE
Norman S. Wolfe,
Director

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Years ended January 31, 2006, 2005 and 2004

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions— charged to costs and expenses	Deductions— describe(a)	Balance at end of period
Allowance for doubtful accounts receivable:
FY 2006	$906,000	$140,000	$(229,000)	$816,000
FY 2005	$938,000	$252,000	$(284,000)	$906,000
FY 2004	$1,230,000	$425,000	$(785,000)	$938,000

(a)           Write-off of uncollectible accounts receivable, net of recoveries. Deductions for FY 2004 consist of write-off of uncollectible accounts receivable of $371,000 and adjustment to reduce the allowance for doubtful accounts by $414,000.