Form 10-Q
period 2006-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2006-06-14
CIK 110536

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ______________ to ______________

0-16438

(Commission File Number)

NATIONAL TECHNICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California	95-4134955

(State of incorporation)	(I.R.S. Employer
Identification No.)

24007 Ventura Boulevard, Suite 200, Calabasas, California

(Address of registrant’s principal executive office)

(818) 591-0776	91302

(Registrant’s telephone number including area code)	(Zip code)

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

          The number of shares of common stock, no par value, outstanding as of June 12, 2006 was 8,506,713

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	At April 30, 2006	At January 31, 2006
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,091,000	$4,196,000
Accounts receivable, less allowance for doubtful accounts of $914,000 at April 30, 2006 and $816,000 at January 31, 2006	22,633,000	20,425,000
Income taxes receivable	165,000	10,000
Inventories	2,089,000	2,184,000
Deferred income taxes	1,773,000	1,747,000
Prepaid expenses	776,000	769,000

Total current assets	29,527,000	29,331,000

Property, plant and equipment, at cost	95,554,000	93,887,000
Less: accumulated depreciation	(62,202,000)	(60,787,000)

Net property, plant and equipment	33,352,000	33,100,000

Goodwill	3,120,000	2,740,000
Other assets	4,079,000	3,962,000

TOTAL ASSETS	$70,078,000	$69,133,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,289,000	$4,715,000
Accrued expenses	3,458,000	5,400,000
Income taxes payable	—	594,000
Deferred income	1,769,000	817,000
Current installments of long-term debt	2,475,000	1,529,000

Total current liabilities	12,991,000	13,055,000

Long-term debt, excluding current installments	19,995,000	15,579,000
Deferred income taxes	4,925,000	5,084,000
Deferred compensation	886,000	874,000
Minority interest	155,000	163,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,424,000 as of April 30, 2006 and 9,176,000 as of January 31, 2006	11,025,000	14,624,000
Retained earnings	20,096,000	19,744,000
Accumulated other comprehensive income	5,000	10,000

Total shareholders’ equity	31,126,000	34,378,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,078,000	$69,133,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended April 30,

	2006	2005

Net revenues	$28,151,000	$27,444,000
Cost of sales	21,913,000	20,846,000

Gross profit	6,238,000	6,598,000

Selling, general and administrative expense	5,410,000	5,215,000
Equity income from non-consolidated subsidiary	(75,000)	(77,000)

Operating income	903,000	1,460,000
Other income (expense):
Interest expense, net	(361,000)	(318,000)
Other income	6,000	—

Total other expense	(355,000)	(318,000)

Income before income taxes and minority interest	548,000	1,142,000
Income taxes	204,000	400,000

Income before minority interest	344,000	742,000
Minority interest	8,000	(8,000)

Net income	$352,000	$734,000

Net income per common share:
Basic	$0.04	$0.08

Diluted	$0.04	$0.08

Weighted average common shares outstanding	8,892,000	9,052,000
Dilutive effect of stock options	683,000	494,000

Weighted average common shares outstanding, assuming dilution	9,575,000	9,546,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended April 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$352,000	$734,000

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,417,000	1,311,000
Recoveries on receivables	98,000	64,000
Undistributed earnings of affiliate	(8,000)	8,000
Deferred income taxes (net of acquisition)	(185,000)	194,000
Share based compensation	168,000	—
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(2,306,000)	(934,000)
Inventories	95,000	(234,000)
Prepaid expenses	(7,000)	(24,000)
Other assets and intangibles	(84,000)	(53,000)
Accounts payable	574,000	(282,000)
Accrued expenses	(1,942,000)	(431,000)
Income taxes payable	(594,000)	—
Deferred income	952,000	1,356,000
Deferred compensation	12,000	21,000
Income taxes receivable	(155,000)	143,000

Net cash provided by (used for) operations	(1,613,000)	1,873,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,667,000)	(1,034,000)
Investment in life insurance	(35,000)	—
Acquisition of business, net of cash	(380,000)	(483,000)

Net cash used for investing activities	(2,082,000)	(1,517,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	9,543,000	646,000
Repayments of current and long-term debt	(4,181,000)	(1,568,000)
Proceeds from stock options exercised	100,000	79,000
Excess tax benefit from share based payment	26,000	—
Common stock repurchase	(3,893,000)	—

Net cash provided by (used for) financing activities	1,595,000	(843,000)

Effect of exchange rate changes on cash and cash equivalents	(5,000)	(14,000)

Net decrease in cash	(2,105,000)	(501,000)
Beginning cash balance	4,196,000	6,201,000

ENDING CASH BALANCE	$2,091,000	$5,700,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
  Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (“NTS” or the “Company”) have been condensed and, therefore, do not contain all disclosures required by accounting principles generally accepted in the United States. These statements should not be construed as representing pro rata results of the Company’s fiscal year ending January 31, 2007 and should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2006.

The statements presented as of and for the three months ended April 30, 2006 and 2005 are unaudited. In management’s opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Income Taxes

Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $204,000 for the three months ended April 30, 2006, and $400,000 for the three months ended April 30, 2005.

3.	Comprehensive Income

Accumulated other comprehensive income on the Company’s Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended April 30, 2006 the foreign currency translation adjustment was $5,000 and total comprehensive income was $347,000. During the three months ended April 30, 2005, the foreign currency translation adjustment was $14,000 and total comprehensive income was $720,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Interest and Taxes

Cash paid for interest and taxes for the three months ended April 30, 2006 was $255,000 and $20,000, respectively. Cash paid for interest and taxes for the three months ended April 30, 2005 was $398,000 and $65,000, respectively.

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

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” There have been no indications of any impairments through April 30, 2006.

As of April 30, 2006 and January 31, 2006, the Company had the following acquired intangible assets:

	April 30, 2006				January 31, 2006

	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenant not to compete	$148,000	$112,000	$36,000	3-5 years	$148,000	$110,000	$38,000	3-5 years

Intangible assets not subject to amortization:

Goodwill	$3,917,000	$797,000	$3,120,000		$3,537,000	$797,000	$2,740,000

Amortization expense for intangible assets subject to amortization was $2,000 and $10,000 for the three months ended April 30, 2006 and 2005, respectively.

Goodwill increased by $380,000 due to the acquisition of American International Registrars Corporation (see note 11).

9.	Employee Equity Incentive Plans

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options is equal to the market price of National Technical Systems, Inc. common stock (defined as the closing price reported by the NASDAQ stock market) on the date of grant. Accordingly, no share-based compensation, other than acquisition-related compensation, was recognized in the financial statements prior to January 31, 2006.

The Company used the modified prospective method of adoption for SFAS No. 123(R), under which the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

No options have been granted by the Company during the current fiscal year. Options to be granted to existing and newly hired employees or directors will generally vest over a four-year period from the date of grant. The Company may also assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, the Company does not grant additional stock under these plans. The Company may use other types of equity incentive awards, such as restricted stock. The Company’s equity incentive plan also allows for performance-based vesting for equity incentive awards.

Share-based compensation recognized in fiscal year 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) is based on the Black-Scholes-Merton option pricing model for estimating fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan:

	Three Months Ended

	April 30, 2006	April 30, 2005

Cost of sales	$42,000	$—
Selling, general and administrative expense	126,000	—

Share-based compensation effect in income before taxes	168,000	—
Income taxes	(57,000)	—

Net share-based compensation effects in net income	$111,000	$—

Share-based compensation effects on basic earnings per common share	$0.01	$—

Share-based compensation effects on diluted earnings per common share	$0.01	$—

Share-based compensation effects on cash flow from operations	$—	$—

Share-based compensation effects on cash flow from financing activities	$—	$—

Weighted average common shares outstanding	8,892,000	9,052,000
Dilutive effect of stock options	683,000	494,000

Weighted average common shares outstanding, assuming dilution	9,575,000	9,546,000

In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 1, 2006 will be recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of fiscal year 2007 was immaterial.

Under the provisions of SFAS No. 123(R), $194,000 has been recorded as a credit to common stock. During the first quarter of fiscal 2007, the tax benefit realized for the tax deduction from option exercises totaled $26,000. As of February 1, 2006, there was $878,000 of total unrecognized compensation costs related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 4 years.

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Company’s equity incentive plans was as follows:

Three Months Ended April 30, 2005

Net income, as reported	$734,000
Less: total share-based employee compensation determined under the fair value method for all awards, net of tax	118,000
Pro forma net income	$616,000

Reported basic earnings per common share	$0.08

Pro forma basic earnings per common share	$0.07

Reported diluted earnings per common share	$0.08

Pro forma diluted earnings per common share	$0.06

The Company has two employee incentive stock option plans; the “2002 stock option plan” and the “1994 stock option plan.”

Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company’s authorized but unissued common stock. During the first quarter of fiscal 2007 there were no shares granted and 145,300 shares were reserved as of April 30, 2006 for future grants.

Outstanding options under all plans are exercisable at 100% or more of fair market (as determined by the compensation committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. Additional information with respect to the option plans as of April 30, 2006 is as follows:

	Three months ended 30-Apr-06

	Shares	Weighted Avg. Exercise Price

Beginning Balance	2,167,445	$3.78
Grants	—	—
Exercises	(40,125)	2.95
Canceled or expired	(21,325)	3.92

Ending balance	2,105,995	$3.80

Reserve for future grants at year end	145,300	—
Exercisable	1,600,145	$3.59

The range of exercise prices for options outstanding at April 30, 2006 was $1.35 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company’s stock over the period of the grants.

The following table summarizes information about options outstanding at April 30, 2006:

Range of exercise prices	Outstanding at April 30, 2006	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price

$1.00 to $2.00	148,000	5.5	$1.64	148,000	$1.64
$2.01 to $3.00	675,171	4.4	$2.63	628,296	$2.64
$3.01 to $4.00	214,783	3.6	$3.30	214,283	$3.30
$4.01 to $5.00	672,318	7.6	$4.60	253,593	$4.61
$5.01 to $6.00	361,306	3.3	$5.42	321,556	$5.45
$6.01 to $7.00	34,417	2.4	$6.36	34,417	$6.36

	2,105,995			1,600,145

These options will expire if not exercised at specific dates ranging from September 2006 to December 2015. During the quarter ended April 30, 2006, 40,125 options were exercised at prices from $1.35 to $5.50 per share.

The Company is presently proposing a new equity incentive plan for shareholder vote at its June 29, 2006 Annual Shareholders’ Meeting. If approved by the shareholders, this new equity incentive plan would replace the 2002 Stock Option Plan, which would be terminated early.

10.	Repurchase of Common Stock

On March 28, 2006, the Company exercised an option to repurchase 792,266 shares of its common stock from an executive officer and director of the Company. The total cash purchase price of $3,893,000, or $4.914 per share, represented the average closing price of the Company’s common stock for the five trading days prior to the option exercise date minus 10%, in accordance with an agreement between the Company and the executive officer and director entered into in September 2001. The shares repurchased in this private transaction represented approximately 8.6% of the Company’s outstanding common stock on the date of exercise.

On March 29, 2006, the Company entered into an agreement with its banks, Comerica Bank and First Bank (together, the “Banks”), to expand the existing credit facility by $3.9 million effective March 29, 2006. The Company entered into the credit facility to fund the repurchase of the 792,266 shares discussed above.

11.	Acquisition of Business

On April 12, 2006, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the existing business of American International Registrars Corporation (“AIR”), located in Ventura, California, for a total purchase price of $380,000, payable in cash. All existing AIR clients and associated certifications and backlog were transferred to NQA, USA. The purchase was recorded to goodwill and may be re-evaluated as soon as the purchase price allocation is determined.

12.	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting

Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ending January 31, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the matters addressed in this Item 2 contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “continue,” “behave,” and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated.

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

          The Company operates in two segments: “Engineering & Evaluation” and “Technical Solutions,” The business of the Company is conducted by a number of operating units, each with its own organization. Each segment is under the direction of its own executive and operational management team. In making financial and operational decisions, NTS relies on an internal management reporting process that provides revenues and operating cost information for each of its operating units. Revenues and booking activities are also tracked by market type.

          The Engineering & Evaluation segment is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the United States and in Japan, Canada and Germany, serving a large variety of high technology industries, including aerospace, defense, automotive, power products, electronics, computers and telecommunications. This segment provides highly trained technical personnel for product certification, product safety testing and product evaluation to allow customers to sell their products worldwide. In addition, it performs management registration and certification services to International Organization for Standardization (“ISO”) related standards.

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

          The following information is based upon results for National Technical Systems, Inc. for the three months ended April 30, 2006.

     CRITICAL ACCOUNTING POLICIES

          The Company has identified a number of accounting policies as critical to its business operations and the understanding of its results of operations. These are described in detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Note 1 to the Company’s audited consolidated financial statements, both contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 filed with the Securities and Exchange Commission on April 28, 2006.

     RECENT ACCOUNTING PRONOUNCEMENTS

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ending January 31, 2007. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements.

RESULTS OF OPERATIONS

REVENUES
Three months ended April 30,	2006	% Change	2005

(Dollars in thousands)

Engineering & Evaluation	$19,124	10.7%	$17,271
Technical Solutions	9,027	(11.3)%	10,173

Total revenues	$28,151	2.6%	$27,444

          For the three months ended April 30, 2006, consolidated revenues increased by $707,000 or 2.6% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

          For the three months ended April 30, 2006, Engineering and Evaluation revenues increased by $1,853,000 or 10.7% when compared to the same period in fiscal 2006, primarily due to increased revenues derived from the defense, aerospace and electronic markets and additional revenues of $208,000 from the acquisition of the telecom test laboratory in Santa Rosa, California on March 18, 2005. These increases were partially offset by a decrease in automotive testing revenues.

Technical Solutions:

          For the three months ended April 30, 2006, Technical Solutions revenues decreased by $1,146,000 or 11.3% when compared to the same period in fiscal 2006, as a result of the lower demand in outplacement services and permanent placements in the general IT service business.

GROSS PROFIT
Three months ended April 30,	2006	% Change	2005

(Dollars in thousands)

Engineering & Evaluation	$4,834	(3.9)%	$5,031
% to segment revenue	25.3%		29.1%

Technical Solutions	1,404	(10.4)%	1,567
% to segment revenue	15.6%		15.4%

Total	$6,238	(5.5)%	$6,598

% to total revenue	22.2%		24.0%

          Total gross profit for the three months ended April 30, 2006 decreased by $360,000 or 5.5% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

          For the three months ended April 30, 2006, gross profit for the Engineering & Evaluation Group decreased by $197,000 or 3.9% when compared to the same period in fiscal 2006, primarily due to several factors: a large percentage of the increase in revenues discussed above was derived from contracts with lower than average margins; gross profit was negatively impacted by the weakness in the automotive industry; investments for expansion at the Company’s Tinton Falls, New Jersey, Camden, Arkansas and Santa Rosa, California facilities resulted in a short term reduction in gross margin as a result of the increase in cost at each facility and only partially offset by a slight increase in revenues; however the performance at these facilities is expected to improve as more business is performed due to the increased capacity and capability. Additionally, the Company recorded $42,000 in share-based compensation expense to cost of sales for the first time in the first quarter of fiscal 2007.

Technical Solutions:

          For the three months ended April 30, 2006, gross profit decreased by $163,000 or 10.4% in the Technical Solutions Group when compared to the same period in fiscal 2006. This decrease was primarily due to the decrease in revenues. Gross profit, as a percentage of revenues, increased to 15.6% from 15.4% when compared to the same period in the prior year as a result of a slight increase in specialized compliance and engineering support services which generally produce higher margins.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,	2006	% Change	2005

(Dollars in thousands)

Engineering & Evaluation	$3,968	7.1%	$3,704
% to segment revenue	20.7%		21.4%

Technical Solutions	1,442	(4.6)%	1,511
% to segment revenue	16.0%		14.9%

Total	$5,410	3.7%	$5,215

% to total revenue	19.2%		19.0%

          Total selling, general and administrative expenses increased $195,000 or 3.7% for the three months ended April 30, 2006 when compared to the same period in fiscal 2006.

Engineering & Evaluation:

          For the three months ended April 30, 2006, selling, general and administrative expenses increased by $264,000 or 7.1% when compared to the same period in fiscal 2006, primarily due to the effects of share-based compensation resulting from the application of SFAS No. 123(R) and increased use of outside services related to the improvement of the Company’s internal IT infrastructure and data automation.

Technical Solutions:

          For the three months ended April 30, 2006, selling, general and administrative expenses decreased by $69,000 or 4.6% when compared to the same period in fiscal 2006, primarily due to the decrease in revenues and depreciation expense.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

          For the three months ended April 30, 2006, equity income from XXCAL Japan was $75,000, compared to $77,000 for the same period in fiscal 2006. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Three months ended April 30,	2006	% Change	2005

(Dollars in thousands)

Engineering & Evaluation	$941	(33.0)%	$1,404
% to segment revenue	4.9%		8.1%

Technical Solutions	(38)	(167.9)%	56
% to segment revenue	(0.4)%		0.6%

Total	$903	(38.2)%	$1,460

% to total revenue	3.2%		5.3%

Operating income for the three months ended April 30, 2006 decreased by $557,000 or 38.2% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

          For the three months ended April 30, 2006, operating income in the Engineering & Evaluation Group decreased by $463,000 or 33.0% when compared to the same period in fiscal 2006, primarily as a result of the decrease in gross profit and the increase in selling, general and administrative expenses.

Technical Solutions:

          For the three months ended April 30, 2006, operating income in the Technical Solutions Group decreased by $94,000 or 167.9% when compared to the same period in fiscal 2006, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

          Net interest expense increased by $43,000 to $361,000 in the three months ended April 30, 2006 when compared to the same period in fiscal 2006. This increase was principally due to higher interest rate levels for the three months ended April 30, 2006 and higher average debt balances for the three months ended

April 30, 2006 when compared to the same period last year.

OTHER INCOME

          Other income was $6,000 for the three months ended April 30, 2006. There was no other income during the same period in the prior year.

INCOME TAXES

          The income tax provision rate of 37.2% for the three months ended April 30, 2006 is based on the estimated provision accrual for fiscal year ending January 31, 2007. Management has determined that it is more likely than not that the deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

          Net income for the three months ended April 30, 2006 was $352,000, a decrease of $382,000 or 52.0% compared to the same period in fiscal 2006. This decrease was primarily due to the lower operating income and higher interest expense, during the three months ended April 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

          None.

BUSINESS ENVIRONMENT

          In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

          The defense and aerospace markets generate approximately 60% of the overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Also, the increase in government outsourcing activity has created additional opportunities for NTS. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has seen an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at its laboratories. NTS continues to expand capacity and capability to service this demand. In Camden, Arkansas, the Company has installed a small and medium caliber test facility as well as added additional climatic environmental simulation chambers and a high performance electrodynamics vibration simulator. In Tinton Falls, New Jersey, the Company added additional electromagnetic interference and electromagnetic compatibility simulation capability and vibration and climatic environmental simulation. The Santa Clarita, California, facility was completely modified to more effectively handle satellite, defense and commercial aerospace work. The Company anticipates the level of customer demand will increase for the foreseeable future.

          The trend in the telecommunications market appears to be favorable. The Company has been approved as an Independent Test laboratory (ITL) by the RBOCs to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications (NEBS). The Company is currently providing this service at Laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an (ITL) to offer a complete suite of passive fiber components certifications and Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy “triple play” (voice, video, and broadband) offerings over FTTP (fiber to the premises) passive fiber networks (PON). The Company recently acquired a network architecture and interoperability laboratory in Northern California. This laboratory was acquired to extend the Company’s service offering to handle the anticipated demand for interoperability testing and the FTTP deployment.

          The transportation and power markets have been stable with the Company experiencing slight incremental decrease in the transportation business, while the Company is experiencing a slight incremental increase in the power business.

          The computer and electronics markets have been stable. The Company anticipates growth in these markets as it captures additional market share due to the planned international expansion. NTS has signed cooperative agreements in Taiwan and Korea with SGS and STC in Hong Kong and mainland China. The cooperative agreements will focus on providing USB, USB on the go, Connector and Zigbee certification to device manufacturers and industrial products manufactured in Asia. The Company believes that the demand for these certification activities will increase in Asia.

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

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used for operating activities of $1,613,000 in the three months ended April 30, 2006 consisted of net income of $352,000 adjusted for non-cash items of $1,417,000 in depreciation and amortization, stock based compensation of $168,000, offset by other non cash items of $69,000 and changes in working capital of $3,455,000. Net cash provided by operating activities in the three months ended April 30, 2005 was $1,873,000. Net cash used by operating activities increased from the three months ended April 30, 2005 to the three months ended April 30, 2006 by $3,460,000, primarily as a result of the increase in accounts receivable and the decrease in accrued expenses and income taxes payable.

          Net cash used for investing activities in the three months ended April 30, 2006 of $2,082,000 was attributable to capital spending of $1,667,000 and cash used to acquire American International Registrars Corporation (“AIR”) of $380,000 and investment in life insurance of $35,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Net cash used for investing activities in the three months ended April 30, 2005 was $1,517,000.

          Net cash provided by financing activities in the three months ended April 30, 2006 of $1,595,000 consisted of proceeds from borrowings of $9,543,000, proceeds from stock options exercised of $100,000 and excess tax benefit from share based payment of $26,000, offset by repayment of debt of $4,181,000, and common stock repurchase of $3,893,000 from an executive officer and director of the Company. Net cash used for financing activities for the three months ended April 30, 2005 was $843,000.

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

          On July 1, 2005, the agreement was amended to include a $2,500,000 term loan to be repaid in 60 equal monthly payments. The proceeds were used to pay down the line of credit. In addition, the requirement of the $1,750,000 reduction of the line was removed from the agreement. On March 29, 2006, the Company increased the term loan by an additional $3,900,000 to fund the repurchase of 792,266 shares of common stock from an executive officer and director, as discussed above. The outstanding balance on the term loan at April 30, 2006 was $6,025,000. The outstanding balance on the revolving line of credit at April 30, 2006 was $10,243,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $6,257,000 as of April 30, 2006. The amendment also includes an additional equipment line of credit for $2,000,000. The outstanding balance on the equipment line of credit at April 30, 2006 was $2,000,000. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks at April 30, 2006.

          The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at April 30, 2006 was $1,645,000. The balance of other notes payable collateralized by land and building was $2,557,000 at April 30, 2006.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 filed with the Securities and Exchange Commission on April 28, 2006.

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

Changes in Internal Controls Over Financial Reporting

          As required by Rule 13a-15(d), the Company’s Chief Executive Officer and Chief Financial Officer,

with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the three months ended April 30, 2006 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the three months ended April 30, 2006.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. Management does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, cash flows or results of operation.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 filed with the Securities and Exchange Commission on April 28, 2006.

Item 2.	Unregistered Sales of Equity Securities

          None.

Item 3.	Defaults Upon Senior Securities

          None.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

Item 5.	Other Information

          None.

Item 6.	Exhibits

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

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.

Date: June 13, 2006	By:	/s/ Lloyd Blonder

Lloyd Blonder
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)