Form 10-Q
period 2006-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2006-09-13
CIK 110536

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

(mark one)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended July 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For transition period from ________________  to _________________

                                     0-16438
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           California                                        95-4134955
    (State of incorporation)                              (I.R.S. Employer
                                                         Identification No.)

            24007 Ventura Boulevard, Suite 200, Calabasas, California
              (Address of registrant's principal executive office)

                 (818) 591-0776                                      91302
(Registrant's telephone number including area code)                (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|  NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The number of shares of common stock, no par value, outstanding as of September 11, 2006 was 8,744,650

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
                                                                        Page No.
Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets as of
           July 31, 2006 (unaudited) and January 31, 2006                   3

           Unaudited Condensed Consolidated Statements of Income
           For the Six Months Ended July 31, 2006 and 2005                  4

           Unaudited Condensed Consolidated Statements of Income
           For the Three Months Ended July 31, 2006 and 2005                5

           Unaudited Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended July 31, 2006 and 2005                  6

           Notes to the Unaudited Condensed Consolidated Financial
           Statements                                                       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                13

Item 3. Quantitative and Qualitative Disclosures About Market Risk         22

Item 4. Controls and Procedures                                            22


PART II. OTHER INFORMATION & SIGNATURE

Item 1.     Legal Proceedings                                              23

Item 1A.    Risk Factors                                                   23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 3.     Defaults Upon Senior Securities                                23

Item 4      Submission of Matters to a Vote of Security Holders            23

Item 5.     Other Information                                              23

Item 6.     Exhibits                                                       24

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS



                  NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                        Condensed Consolidated Balance Sheets


                                                                                            At            At
                                                                                         July 31,     January 31,
                                                                                           2006          2006
                                        ASSETS                                         (unaudited)
                                        ------                                        ----------------------------
CURRENT ASSETS:
   Cash                                                                               $  2,717,000    $  4,196,000
   Accounts receivable, less allowance for doubtful accounts
     of $926,000 at July 31, 2006 and $816,000 at January 31, 2006                      22,678,000      20,425,000
   Income taxes receivable                                                                 117,000          10,000
   Inventories                                                                           2,115,000       2,184,000
   Deferred income taxes                                                                 1,753,000       1,747,000
   Prepaid expenses                                                                      1,144,000         769,000
                                                                                      ----------------------------
     Total current assets                                                               30,524,000      29,331,000

Property, plant and equipment, at cost                                                  97,066,000      93,887,000
Less: accumulated depreciation                                                         (63,589,000)    (60,787,000)
                                                                                      ----------------------------
     Net property, plant and equipment                                                  33,477,000      33,100,000

Goodwill                                                                                 3,999,000       2,740,000
Other assets                                                                             4,707,000       3,962,000
                                                                                      ----------------------------

            TOTAL ASSETS                                                              $ 72,707,000    $ 69,133,000
                                                                                      ============================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                   $  5,468,000    $  4,715,000
   Accrued expenses                                                                      4,376,000       5,400,000
   Income taxes payable                                                                         --         594,000
   Deferred income                                                                       1,552,000         817,000
   Current installments of long-term debt                                                2,696,000       1,529,000
                                                                                      ----------------------------
     Total current liabilities                                                          14,092,000      13,055,000

Long-term debt, excluding current installments                                          19,884,000      15,579,000
Deferred income taxes                                                                    4,936,000       5,084,000
Deferred compensation                                                                      903,000         874,000
Minority interest                                                                          202,000         163,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued                      --              --
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 8,615,000 as of July 31, 2006 and  9,176,000 as of January 31, 2006     12,356,000      14,624,000
   Retained earnings                                                                    20,343,000      19,744,000
   Accumulated other comprehensive income                                                   (9,000)         10,000
                                                                                      ----------------------------
     Total shareholders' equity                                                         32,690,000      34,378,000
                                                                                      ----------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 72,707,000    $ 69,133,000
                                                                                      ============================


See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Income
                   for Six Months Ended July 31, 2006 and 2005

                                                        2006            2005
                                                   ----------------------------
Net revenues                                       $ 56,589,000    $ 54,199,000
Cost of sales                                        43,772,000      41,362,000
                                                   ----------------------------
     Gross profit                                    12,817,000      12,837,000

Selling, general and administrative expense          11,157,000      10,335,000
Equity income from non-consolidated subsidiary         (135,000)       (112,000)
                                                   ----------------------------
   Operating income                                   1,795,000       2,614,000
Other income (expense):
   Interest expense, net                               (812,000)       (647,000)
   Other                                                129,000          16,000
                                                   ----------------------------
Total other expense, net                               (683,000)       (631,000)

Income before income taxes and minority interest      1,112,000       1,983,000
Income taxes                                            474,000         735,000
                                                   ----------------------------

Income before minority interest                         638,000       1,248,000
Minority interest                                       (39,000)        (46,000)
                                                   ----------------------------

Net income                                         $    599,000    $  1,202,000
                                                   ============================

Earnings per common share:
  Basic                                            $       0.07    $       0.13
                                                   ============================
  Diluted                                          $       0.06    $       0.13
                                                   ============================

Weighted average common shares outstanding            8,718,000       9,079,000
Dilutive effect of stock options                        799,000         516,000
Weighted average common shares outstanding,        ----------------------------
  assuming dilution                                   9,517,000       9,595,000
                                                   ============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Income
                  for Three Months Ended July 31, 2006 and 2005

                                                        2006            2005
                                                   ----------------------------
Net revenues                                       $ 28,438,000    $ 26,755,000
Cost of sales                                        21,859,000      20,516,000
                                                   ----------------------------
     Gross profit                                     6,579,000       6,239,000

Selling, general and administrative expense           5,747,000       5,120,000
Equity income from non-consolidated subsidiary          (60,000)        (35,000)
                                                   ----------------------------
     Operating income                                  892,000       1,154,000
Other income (expense):
     Interest expense, net                            (451,000)       (329,000)
     Other income                                      123,000          16,000
                                                   ----------------------------
Total other expense, net                              (328,000)       (313,000)

Income before income taxes and minority interest        564,000         841,000
Income taxes                                            270,000         335,000
                                                   ----------------------------

Income before minority interest                         294,000         506,000
Minority interest                                       (47,000)        (38,000)
                                                   ----------------------------

Net income                                         $    247,000    $    468,000
                                                   ============================

Earnings per common share
Basic                                              $       0.03    $       0.05
                                                   ============================
Diluted                                            $       0.03    $       0.05
                                                   ============================

Weighted average common shares outstanding            8,544,000       9,106,000
Dilutive effect of stock options                        899,000         541,000
Weighted average common shares outstanding,        ----------------------------
assuming dilution                                     9,443,000       9,647,000
                                                   ============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2006 and 2005

                                                                            2006            2005
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $    599,000    $  1,202,000

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                            2,819,000       2,664,000
  Recoveries on receivables                                                  111,000          73,000
  Undistributed earnings of affiliate                                         39,000          46,000
  Deferred income taxes (net of acquisition)                                (154,000)       (294,000)
  Tax benefit from stock options exercised                                   234,000              --
  Share based compensation                                                   319,000              --
  Changes in operating assets and liabilities (net of acquisition):
    Accounts receivable                                                   (2,116,000)     (1,476,000)
    Inventories                                                              104,000        (224,000)
    Prepaid expenses                                                        (343,000)       (299,000)
    Other assets and intangibles                                            (554,000)       (169,000)
    Accounts payable                                                         521,000        (531,000)
    Accrued expenses                                                      (1,067,000)         99,000
    Income taxes payable                                                    (594,000)             --
    Deferred income                                                          682,000         986,000
    Deferred compensation                                                     29,000          33,000
    Income taxes receivable                                                 (107,000)        505,000
                                                                        ----------------------------
Net cash provided by operations                                              522,000       2,615,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               (3,083,000)     (2,615,000)
  Investment in life insurance                                               (91,000)             --
  Acquisitions of businesses, net of cash                                   (773,000)       (483,000)
                                                                        ----------------------------
Cash used for investing activities                                        (3,947,000)     (3,098,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                10,292,000       1,075,000
  Repayments of current and long-term debt                                (4,858,000)     (2,906,000)
  Proceeds from stock options exercised                                      424,000         193,000
  Common stock repurchase                                                 (3,893,000)             --
                                                                        ----------------------------
Net cash provided by (used for) financing activities                       1,965,000      (1,638,000)
                                                                        ----------------------------
Effect of exchange rate changes on cash and cash equivalents                 (19,000)          4,000
                                                                        ----------------------------

Net decrease in cash                                                      (1,479,000)     (2,117,000)
Beginning cash balance                                                     4,196,000       6,201,000
                                                                        ----------------------------

ENDING CASH BALANCE                                                     $  2,717,000    $  4,084,000
                                                                        ============================

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
 Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. ("NTS" or the "Company") have been condensed and, therefore, do not contain all disclosures required by U.S. generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year ending January 31, 2007 and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2006.

      The statements presented as of and for the three and six months ended July 31, 2006 and 2005 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $270,000 and $474,000 for the three and six months ended July 31, 2006, respectively, and $335,000 and $735,000 for the three and six months ended July 31, 2005, respectively.

3.    Comprehensive Income

      Accumulated other comprehensive income on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the six months ended July 31, 2006 the foreign currency translation adjustment resulted in a loss of $19,000 and total comprehensive income was $580,000. During the six months ended July 31, 2005, the foreign currency translation adjustment was a gain of $4,000 and total comprehensive income was $1,206,000.

4.    Inventories

      Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the six months ended July 31, 2006 was $822,000 and $1,053,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 2005 was $741,000 and $530,000, respectively.

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

8.    Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairment through July 31, 2006.

As of July 31, 2006 and January 31, 2006, the Company had the following acquired intangible assets:


                                                   July 31, 2006
                            ----------------------------------------------------------
                                   Gross                           Net     Estimated
                                  Carrying        Accum.        Carrying     Useful
                                   Amount         Amort.         Amount       Life
Intangible assets subject to
amortization:

Covenant not to compete          $ 148,000      $ 115,000     $    33,000  3-5 years
Customer relationships             105,000             --         105,000  18 months
                            ----------------------------------------------
  Total                          $ 253,000      $ 115,000     $   138,000
                            ==============================================
Intangible assets not
subject to amortization:

Goodwill                       $ 4,796,000      $ 797,000     $ 3,999,000
                            ==============================================


                                                   January 31, 2006
                            -----------------------------------------------------------
                                    Gross                           Net      Estimated
                                   Carrying         Accum.        Carrying     Useful
                                    Amount          Amort.         Amount       Life
Intangible assets subject to
amortization:

Covenant not to compete            $ 148,000      $ 110,000       $ 38,000  3-5 years
Customer relationships                    --             --             --
                            -----------------------------------------------
  Total                            $ 148,000      $ 110,000       $ 38,000
                            ===============================================
Intangible assets not
subject to amortization:

Goodwill                         $ 3,537,000      $ 797,000    $ 2,740,000
                            ===============================================

      Goodwill increased by $1,259,000 due to the acquisitions of American International Registrars Corporation and B & B Technologies, Inc. (see note 11).

9.    Employee Equity Incentive Plans

      Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board
      (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The exercise price of options is equal to the market price of National Technical Systems, Inc. common stock (defined as the closing price reported by the NASDAQ stock market) on the date of grant. Accordingly, no share-based compensation, other than acquisition-related compensation, was recognized in the financial statements prior to January 31, 2006.

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

      No options have been granted by the Company during the current fiscal year. Options to be granted to existing and newly hired employees or directors will generally vest over a four-year period from the date of grant. The Company may also assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, the Company does not grant additional stock under these plans. The Company may use other types of equity incentive awards, such as restricted stock. The Company's equity incentive plan also allows for performance-based vesting for equity incentive awards.

      Share-based compensation recognized in fiscal year 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) is based on the Black-Scholes-Merton option pricing model for estimating fair value of options granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's stock participation plan.

      The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's stock participation plan:

                                                                              Six Months Ended         Three Months Ended
                                                                          ------------------------   -----------------------
                                                                            July 31,      July 31,    July 31,     July 31,
                                                                              2006          2005        2006         2005
                                                                          -----------    ---------   ----------   ----------
Cost of sales                                                             $    80,000    $      --   $   38,000   $       --
Selling, general and administrative expense                                   238,000           --      112,000           --
                                                                          -----------    ---------   ----------   ----------
Share-based compensation effect in income before taxes                        318,000           --      150,000           --
Income taxes                                                                  (13,000)          --       44,000           --
                                                                          -----------    ---------   ----------   ----------
Net share-based compensation effects in net income                        $   305,000    $      --   $  194,000   $       --
                                                                          ===========    =========   ==========   ==========

Share-based compensation effects on basic earnings per common share       $      0.03    $      --   $     0.02   $       --
                                                                          ===========    =========   ==========   ==========

Share-based compensation effects on diluted earnings per common share     $      0.03    $      --   $     0.02   $       --
                                                                          ===========    =========   ==========   ==========

Share-based compensation effects on cash flow from operations             $        --    $      --   $       --   $       --
                                                                          ===========    =========   ==========   ==========

Share-based compensation effects on cash flow from financing activities   $        --    $      --   $       --   $       --
                                                                          ===========    =========   ==========   ==========

Weighted average common shares outstanding                                  8,718,000    9,079,000    8,544,000    9,106,000
Dilutive effect of stock options                                              799,000      516,000      899,000      541,000
                                                                          -----------    ---------   ----------   ----------
Weighted average common shares outstanding, assuming dilution               9,517,000    9,595,000    9,443,000    9,647,000
                                                                          ===========    =========   ==========   ==========

      In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 1, 2006 will be recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the six months ended July 31, 2006 was immaterial.

      Under the provisions of SFAS No. 123(R), $552,000 has been recorded as a credit to common stock. During the six months ended July 31, 2006, the tax benefit realized for the tax deduction from option exercises totaled $234,000. As of August 1, 2006, there was $575,000 of total unrecognized compensation costs related to stock options granted under the Company's equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 42 months.

      Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Company's equity incentive plans was as follows:

                                                                       Six Months Ended   Three Months Ended
                                                                        July 31, 2005       July 31, 2005
                                                                       -------------------------------------
      Net income, as reported                                          $      1,202,000   $          468,000
      Less: total share-based employee compensation determined under
      the fair value method for all awards, net of tax                          217,000               99,000
                                                                       -------------------------------------
      Pro forma net income                                             $        985,000   $          369,000
                                                                       =====================================

      Reported basic earnings per common share                         $           0.13   $             0.05
                                                                       =====================================
      Pro forma basic earnings per common share                        $           0.11   $             0.04
                                                                       =====================================

      Reported diluted earnings per common share                       $           0.13   $             0.05
                                                                       =====================================
      Pro forma diluted earnings per common share                      $           0.10   $             0.04
                                                                       =====================================

      The Company has two employee incentive stock option plans: the "2002 stock option plan" and the "1994 stock option plan." The Company presented a new equity incentive plan for shareholder vote at its June 29, 2006 annual shareholders' meeting and it was approved by the shareholders. This new equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

      A total of 300,000 new shares of common stock were reserved for issuance under the new equity incentive plan.

      Outstanding options under the 2002 and the 1994 stock option plans are exercisable at 100% or more of fair market (as determined by the compensation committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. Additional information with respect to the option plans as of July 31, 2006 is as follows:

                                                        Six months ended
                                                         July 31, 2006
                                                -----------------------------
                                                                Weighted Avg.
                                                   Shares      Exercise Price
                                                -----------------------------
        Beginning Balance                         2,167,445             $3.78
        Grants                                           --                --
        Exercises                                  (152,720)             3.03
        Canceled or expired                         (24,075)             3.74
                                                -----------------------------
        Ending balance                            1,990,650             $3.84
                                                =============================
        Reserve for future grants at 7/31/2006           --                --
        Exercisable                               1,621,412             $3.67
                                                =============================

      The range of exercise prices for options outstanding at July 31, 2006 was $1.35 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

      The following table summarizes information about options outstanding at July 31, 2006:


                                              Weighted Avg.
 Range of exercise         Outstanding at   Remaining contract        Weighted Avg.      Number        Weighted Avg.
      prices               July 31, 2006       life in yrs.          Exercise Price    Exercisable    Exercise Price
---------------------------------------------------------------------------------------------------------------------
$1.00 to $2.00                   123,250           5.3               $         1.61       123,250     $       1.61
$2.01 to $3.00                   613,319           4.2               $         2.62       597,069     $       2.61
$3.01 to $4.00                   213,283           3.3               $         3.30       212,783     $       3.30
$4.01 to $5.00                   661,075           7.3               $         4.61       340,837     $       4.60
$5.01 to $6.00                   345,306           3.1               $         5.42       313,056     $       5.45
$6.01 to $7.00                    34,417           2.1               $         6.36        34,417     $       6.36
                        -----------------                                           --------------
                               1,990,650                                                1,621,412
                        =================                                           ==============

      These options will expire if not exercised at specific dates ranging from September 2006 to December 2015. During the six months ended July 31, 2006, 152,720 options were exercised at prices from $1.35 to $5.50 per share.

10.   Repurchase of Common Stock

      On March 28, 2006, the Company exercised an option to repurchase 792,266 shares of its common stock from an executive officer and director of the Company. The total cash purchase price of $3,893,000, or $4.914 per share, represented the average closing price of the Company's common stock for the five trading days prior to the option exercise date minus 10%, in accordance with an agreement between the Company and the executive officer and director entered into in September 2001. The shares repurchased in this private transaction represented approximately 8.6% of the Company's outstanding common stock on the date of exercise.

      On March 29, 2006, the Company entered into an agreement with its banks, Comerica Bank and First Bank (together, the "Banks"), to expand the existing credit facility by $3.9 million effective March 29, 2006. Interest is at the bank's prime rate less 25 basis points or at the Libor rate, at the election of the Company. Principal and interest payments are due monthly until the loan matures on March 29, 2010. The Company entered into the credit facility to fund the repurchase of the 792,266 shares discussed above.

11.   Acquisitions of Businesses

      On April 12, 2006, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the existing business of American International Registrars Corporation ("AIR"), located in Ventura, California, for a total purchase price of $386,000, payable in cash. All existing AIR clients and associated certifications and backlog were transferred to NQA, USA. The purchase was recorded $105,000 to customer relationships and $281,000 to goodwill.

      On June 9, 2006, NTS Technical Systems, a wholly owned subsidiary of NTS, acquired the assets and the existing business of B & B Technologies, Inc.
      (BBT), a systems integration firm headquartered in Albuquerque, New Mexico for a total purchase price of $1,038,000, payable in cash and 83,243 shares in NTS common stock, valued using the closing price of the Company's stock. BBT designs and integrates test, measurement, automation, data acquisition and control systems utilizing diverse hardware platforms, operating systems, and instrumentation standards. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from June 9, 2006 to July 31, 2006.

      The preliminary allocation of the purchase price of BBT was as follows:

        Purchase price:
        ---------------
        Cash                                   $     3,000
        Accounts receivable                        248,000
        Inventory                                   35,000
        Property, plant and equipment              108,000
        Prepaid expenses                            33,000
        Goodwill                                   977,000
        Accounts payable                          (232,000)
        Other assumed liabilities                 (134,000)
                                               ------------
        Purchase price                         $ 1,038,000
                                               ============

        Cash flow:
        ----------
        Purchase price                         $ 1,038,000
        Common stock issued                       (648,000)
        Cash acquired                               (3,000)

      The purchase price allocations for AIR and BBT have not yet been finalized.

12.   Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and is effective for fiscal years beginning after December 15, 2005, i.e. fiscal year ending January 31, 2007. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements.

      In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective February 1, 2007, as required. The cumulative effect of adopting FIN 48, if any, will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position, cash flows, or results of operations.

13.   Subsequent events

      On August 1, 2006, the Company acquired the assets and the existing business of Dynamic Labs, an EMI and environmental testing laboratory with locations in Phoenix, Arizona and Austin, Texas. The Phoenix laboratory offers EMI, environmental and dynamics testing for the aerospace and defense industries, The Austin facility also offers aerospace, environmental, and dynamic testing. The Phoenix facility will be relocated to the NTS Tempe, Arizona laboratory and the Austin facility will be relocated to NTS Plano, Texas laboratory and other NTS laboratories.

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

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three and six month periods ended July 31.

RESULTS OF OPERATIONS
---------------------
REVENUES
Six months ended July 31,                             2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                            $ 38,354       11.2%     $ 34,502        $ 3,852
Technical Solutions                                   18,235       (7.4)%      19,697         (1,462)
                                                    --------                 -----------------------
  Total revenues                                    $ 56,589        4.4%     $ 54,199        $ 2,390
                                                    ========                 =======================


      For the six months ended July 31, 2006, consolidated revenues increased by $2,390,000 or 4.4% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the six months ended July 31, 2006, Engineering and Evaluation revenues increased by $3,852,000 or 11.2% when compared to the same period in fiscal 2006, primarily due to additional revenues of $718,000 from the acquisition on June 9, 2006 of B&B Technologies, an engineering systems integration company located in Albuquerque, New Mexico, $1.5 million in increased aerospace revenues from the Santa Clarita laboratory as a result of the enhanced capability and capacity at that facility and increases in overall revenues from telecommunications, electronics and registration markets. These increases were partially offset by a decrease in the transportation testing business.

Technical Solutions:

      For the six months ended July 31, 2006, Technical Solutions revenues decreased by $1,462,000 or 7.4% when compared to the same period in fiscal 2006, as a result of the lower demand in outplacement services and permanent placements in the general IT service business, primarily due to increased price compression in this market and competition from off-shore companies.

GROSS PROFIT
Six months ended July 31,                             2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                            $  9,762        0.4%     $  9,726        $   36
% to segment revenue                                    25.5%                    28.2%         -2.7%

Technical Solutions                                    3,055       (1.8)%       3,111           (56)
% to segment revenue                                    16.8%                    15.8%          1.0%
                                                    --------                 ----------------------
Total                                               $ 12,817       (0.2)%    $ 12,837        $  (20)
                                                    ========                 ======================
% to total revenue                                      22.6%                    23.7%         -1.0%

      Total gross profit for the six months ended July 31, 2006 decreased by $20,000 or 0.2% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

For the six months ended July 31, 2006, gross profit for the Engineering & Evaluation Group increased by $36,000 or 0.4% and gross profit as a percentage of revenues decreased by 2.7% when compared to the same period in fiscal 2006, primarily due to the continued weakness in the automotive industry, program delays at the Camden, Arkansas facility and the continued reduction in gross margin at the Company's New Jersey and Santa Rosa, California facilities as a result of the investments made for expansion at these facilities and not achieving the desired revenues. However the Company expects the performance at these facilities to improve due to the increased capacity and capability. Gross profit was also impacted by high energy costs, particularly at the Santa Clarita, California facility and losses from one program at Santa Clarita due to contractual issues. The performance at the Company's Fullerton, California facility was negatively impacted during the second quarter as a result of a quality system deficiency in the Company's "NEBS" (Network Equipment Building Specification) testing under the "ITL" (Independent Test Laboratory) program and suspended testing under this program. The testing has recently been reinstated after the Company took the necessary corrective actions. Additionally, share-based compensation expense included in cost of sales for the six months ended July 31, 2006 was $80,000, compared with no share-based compensation expense in fiscal 2006.

Technical Solutions:

      For the six months ended July 31, 2006, gross profit decreased by $56,000 or 1.8% in the Technical Solutions Group when compared to the same period in fiscal 2006. This decrease was due to the lower revenues discussed above. Gross profit as a percentage of revenues increased to 16.8% from 15.8% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,                             2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                             $ 8,182       12.4%     $  7,281        $  901
% to segment revenue                                    21.3%                    21.1%          0.2%

Technical Solutions                                    2,975       (2.6)%       3,054           (79)
% to segment revenue                                    16.3%                    15.5%          0.8%
                                                    --------                 ----------------------
Total                                               $ 11,157        8.0%     $ 10,335        $  822
                                                    ========                 ======================
% to total revenue                                      19.7%                    19.1%          0.6%

      Total selling, general and administrative expenses increased $822,000 or 8.0% for the six months ended July 31, 2006 when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the six months ended July 31, 2006, selling, general and administrative expenses increased by $901,000 or 12.4% when compared to the same period in fiscal 2006, primarily due to the effects of share-based compensation expense resulting from the application of SFAS No. 123(R) and increased use of outside services related to the improvement of the Company's internal IT infrastructure and data automation and increased travel and conference expenses.

Technical Solutions:

      For the six months ended July 31, 2006, selling, general and administrative expenses decreased by $79,000 or 2.6% when compared to the same period in fiscal 2006, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the six months ended July 31, 2006, equity income from XXCAL Japan was $135,000, compared to $112,000 for the same period in fiscal 2006. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Six months ended July 31,                             2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                            $  1,715      (32.9)%    $  2,557        $ (842)
% to segment revenue                                     4.5%                     7.4%         (2.9)%

Technical Solutions                                       80       40.4%           57            23
% to segment revenue                                     0.4%                     0.3%          0.1%
                                                    --------                 ----------------------
Total                                               $  1,795      (31.3)%    $  2,614        $ (819)
                                                    ========                 ======================
% to total revenue                                       3.2%                     4.8%         -1.7%

      Operating income for the six months ended July 31, 2006 decreased by $819,000 or 31.3% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the six months ended July 31, 2006, operating income in the Engineering & Evaluation Group decreased by $842,000 or 32.9% when compared to the same period in fiscal 2006, primarily as a result of the decrease in gross profit and the increase in selling, general and administrative expenses, partially offset by the increase in equity income from non-consolidated subsidiary.

Technical Solutions:

      For the six months ended July 31, 2006, operating income in the Technical Solutions Group increased by $23,000 or 40.4% when compared to the same period in fiscal 2006, as a result of the decrease in selling, general and administrative expenses, partially offset by the decrease in gross profit discussed above.

INTEREST EXPENSE

      Net interest expense increased by $165,000 to $812,000 in the six months ended July 31, 2006 when compared to the same period in fiscal 2006. This increase was principally due to higher interest rate levels for the six months ended July 31, 2006 and higher average debt balances for the six months ended July 31, 2006 when compared to the same period last year.

OTHER INCOME

      Other income increased by $113,000 to $129,000 in the six months ended July 31, 2006 when compared to the same period in fiscal 2006, primarily due to the reduction in deferred compensation expense.

INCOME TAXES

      The income tax provision rate of 42.6% for the six months ended July 31, 2006 is higher than the 37.1% income tax rate in the prior year, primarily due to non-deductible share-based compensation expense recorded for the six months ended July 31, 2006 as compared to none for the same period in the prior year. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2007. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the six months ended July 31, 2006 was $599,000, a decrease of $603,000 compared to the same period in fiscal 2006. This decrease was primarily due to the lower operating income, higher interest expense, higher income tax rate, partially offset by higher other income and lower minority interest expense.

      The following information is based upon results for National Technical Systems, Inc. for the three months ended July 31.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
REVENUES
Three months ended July 31,                           2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                            $ 19,230       11.6%     $  17,231       $ 1,999
Technical Solutions                                    9,208       (3.3)%        9,524          (316)
                                                    --------                 -----------------------
  Total revenues                                    $ 28,438        6.3%     $  26,755       $ 1,683
                                                    ========                 =======================

      For the three months ended July 31, 2006, consolidated revenues increased by $1,683,000 or 6.3% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the three months ended July 31, 2006, Engineering and Evaluation revenues increased by $1,999,000 or 11.6% when compared to the same period in fiscal 2006, primarily due to additional revenues of $718,000 from the acquisition on June 9, 2006 of B&B Technologies, an engineering systems integration company located in Albuquerque, New Mexico, $610,000 in increased aerospace revenues from the Santa Clarita laboratory as a result of the enhanced capability and capacity at that facility and increases in overall revenues from telecommunications, electronics and registration markets. These increases were partially offset by a decrease in the transportation testing business.

Technical Solutions:

      For the three months ended July 31, 2006, Technical Solutions revenues decreased by $316,000 or 3.3% when compared to the same period in fiscal 2006, as a result of the lower demand in outplacement services and permanent placements in the general IT service business, primarily due to increased price compression in this market and competition from off-shore companies.

GROSS PROFIT
Three months ended July 31,                           2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                             $ 4,928       5.0%      $  4,695        $  233
% to segment revenue                                    25.6%                    27.2%         -1.6%

Technical Solutions                                    1,651       6.9%         1,544           107
% to segment revenue                                    17.9%                    16.2%          1.7%
                                                    --------                 ----------------------
Total                                                $ 6,579       5.4%      $  6,239        $  340
                                                    ========                 ======================
% to total revenue                                      23.1%                    23.3%         -0.2%

      Total gross profit for the three months ended July 31, 2006 increased by $340,000 or 5.4% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

For the three months ended July 31, 2006, gross profit for the Engineering & Evaluation Group increased by $233,000 or 5.0% when compared to the same period in fiscal 2006, primarily as a result of the increase in revenues discussed above. Gross profit as a percentage of revenues decreased by 1.6% for the three months ended July 31, 2006, compared with the same period last year. This decrease was primarily due to the continued weakness in the automotive industry, program delays at the Camden, Arkansas facility and the continued reduction in gross margin at the Company's New Jersey and Santa Rosa, California facilities as a result of the investments made for expansion at these facilities and not achieving the desired revenues. However the Company expects the performance at these facilities to improve due to the increased capacity and capability. Gross profit was also impacted by high energy costs, particularly at the Santa Clarita, California facility and losses from one program at Santa Clarita due to contractual issues. The performance at the Company's Fullerton, California facility was negatively impacted during the second quarter as a result of a quality system deficiency in the Company's "NEBS" (Network Equipment Building Specification) testing under the "ITL" (Independent Test Laboratory) program and suspended testing under this program. The testing has recently been reinstated after the Company took the necessary corrective actions. Additionally, share-based compensation expense included in cost of sales for the three months ended July 31, 2006 was $38,000, compared with no share-based compensation expense in fiscal 2006.

Technical Solutions:

      For the three months ended July 31, 2006, gross profit increased by $107,000 or 6.9% in the Technical Solutions Group when compared to the same period in fiscal 2006. This increase was due to the increased focus in specialized compliance and engineering support services which generally produce higher margins. Gross profit as a percentage of revenues increased for the three months ended July 31, 2006 to 17.9% from 16.2% for the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,                           2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                             $ 4,214       17.6%     $  3,582        $  632
% to segment revenue                                    21.9%                    20.8%          1.1%

Technical Solutions                                    1,533       (0.3)%       1,538            (5)
% to segment revenue                                    16.6%                    16.1%          0.5%
                                                    --------                 ----------------------
Total                                                $ 5,747       12.2%     $  5,120        $  627
                                                    ========                 ======================
% to total revenue                                      20.2%                    19.1%          1.1%


      Total selling, general and administrative expenses increased $627,000 or 12.2% for the three months ended July 31, 2006 when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the three months ended July 31, 2006, selling, general and administrative expenses increased by $632,000 or 17.6% when compared to the same period in fiscal 2006, primarily due to the effects of share-based compensation resulting from the application of SFAS No. 123(R) and increased use of outside services related to the improvement of the Company's internal IT infrastructure and data automation and increased travel and conference expenses.

Technical Solutions:

      For the three months ended July 31, 2006, selling, general and administrative expenses decreased by $5,000 or 0.3% when compared to the same period in fiscal 2006, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the three months ended July 31, 2006, equity income from XXCAL Japan was $60,000, compared $35,000 for the same period in fiscal 2006. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Three months ended July 31,                           2006       % Change      2005           Diff
                                                    -----------------------------------------------
(Dollars in thousands)

Engineering & Evaluation                             $  774       (32.6)%    $  1,148        $ (374)
% to segment revenue                                    4.0%                      6.7%         (2.6)%

Technical Solutions                                     118      1866.7%            6           112
% to segment revenue                                    1.3%                      0.1%          1.2%
                                                    -------                  ----------------------
Total                                                $  892       (22.7)%    $  1,154        $ (262)
                                                    =======                  ======================
% to total revenue                                      3.1%                      4.3%         -1.2%

Operating income for the three months ended July 31, 2006 decreased by $262,000 or 22.7% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the three months ended July 31, 2006, operating income in the Engineering & Evaluation Group decreased by $374,000 or 32.6% when compared to the same period in fiscal 2006, primarily as a result of the increase in selling, general and administrative expenses, partially offset by the increase in gross profit and increase in equity income from non-consolidated subsidiary.

Technical Solutions:

      For the three months ended July 31, 2006, operating income in the Technical Solutions Group increased by $112,000 when compared to the same period in fiscal 2006, as a result of the increase in gross profit and the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

      Net interest expense increased by $122,000 to $451,000 in the three months ended July 31, 2006 when compared to the same period in fiscal 2006. This increase was principally due to higher interest rate levels for the three months ended July 31, 2006 and the higher average debt balances for the three months ended July 31, 2006 when compared to the same period last year.

OTHER INCOME

      Other income increased by $107,000 to $123,000 in the three months ended July 31, 2006 when compared to the same period in fiscal 2006, primarily due to the reduction in deferred compensation expense.

INCOME TAXES

      The income tax provision rate of 47.9% for the three months ended July 31, 2006 is higher than the 39.8% income tax rate in the prior year, primarily due to non-deductible share-based compensation expense and certain other non-deductible expenses recorded for the three months ended July 31, 2006 as compared to none for the same period in the prior year. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2006. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the three months ended July 31, 2006 was $247,000, a decrease of $221,000, compared to the same period in fiscal 2006. This decrease was primarily due to the lower operating income, higher interest expense, higher income tax rate and higher minority interest expense, partially offset by higher other income.

BUSINESS ENVIRONMENT

      In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

      The defense and aerospace markets generate approximately 60% of the overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Government R&D funding specifically for defense has increased this year. Also, the increase in government outsourcing activity has created additional opportunities for NTS. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has seen an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at its laboratories. In addition, NASA Space exploration R&D budgeting is up 6.2% this year. This increase in R&D should have a positive impact on the aerospace test and evaluation business for the foreseeable future. Currently the Company is experiencing a slight increase in its aerospace business this year.

      The trend in the telecommunications market appears to be stable in the short term and growing in the future. Carriers are deploying voice, video and data using fiber networks. This should increase the demand for certification of suppliers' premises equipment, fiber component certification and certification of additional central office equipment. The Company has been approved as an Independent Test laboratory (ITL) by the regional bell operating companies (RBOCs) to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications (NEBS). The Company is currently providing this service at Laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an (ITL) to offer a complete suite of passive fiber components certifications and Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy "triple play" (voice, video, and broadband) offerings over FTTP (fiber to the premises) passive fiber networks (PON). The Company recently acquired a network architecture and interoperability laboratory in Northern California. This laboratory was acquired to extend the Company's service offering to handle the anticipated demand for interoperability testing and the FTTP deployment.

      The transportation market and power markets have been stable with the Company continuing to experience a slight decrease in the transportation business, while the Company continues to experience a slight increase in the power business.

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

      In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs with a focus on IT and engineering. As the IT general services business went off-shore and became treated as commodity by the larger organizations the Company deployed a transformation strategy in 2003 which focused on meeting the anticipated increase in demand for specialized IT, compliance, engineering support services at Company locations as well as taking advantage of offshore opportunities. As part of this transformation, the Company developed a proprietary database and put in place a customer service team which maintains relationships and manages the availability of the technical experts which support these specialized services. The Company has also set up a test and compliance laboratory in Vietnam to support the needs of a major US Fortune 500 computer company and to take advantage of the low cost highly skilled labor in Vietnam. The Company is now expanding this offshore offering to additional clients. TS continues to differentiate itself from its competitors by using NTS' testing, engineering and compliance capabilities to maximize its customers' return on human assets.

      Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $522,000 in the six months ended July 31, 2006 primarily consisted of net income of $599,000 adjusted for non-cash items of $2,819,000 in depreciation and amortization, share based compensation of $319,000, other non cash items of $230,000, partially offset by changes in working capital of $3,445,000. Net cash provided by operating activities in the six months ended July 31, 2005 was $2,615,000. Net cash provided by operating activities decreased from the six months ended July 31, 2005 to the six months ended July 31, 2006 by $2,093,000, primarily as a result of the increase in accounts receivable and the decrease in net income, accrued expenses and income taxes payable.

      Cash used for investing activities in the six months ended July 31, 2006 of $3,947,000 was attributable to capital spending of $3,083,000, cash used to acquire American International Registrars Corporation ("AIR") of $386,000, cash used to acquire B&B Technologies of $387,000 and investment in life insurance of $91,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used for investing activities in the six months ended July 31, 2005 was $3,098,000.

      Net cash provided by financing activities in the six months ended July 31, 2006 of $1,965,000 consisted of proceeds from borrowings of $10,292,000, proceeds from stock options exercised of $424,000, partially offset by repayment of debt of $4,858,000, and common stock repurchase of $3,893,000 from an executive officer and director of the Company. Net cash used for financing activities for the six months ended July 31, 2005 was $1,638,000.

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

      On July 1, 2005, the agreement was amended to include a $2,500,000 term loan to be repaid in 60 equal monthly payments. The proceeds were used to pay down the line of credit. In addition, the requirement of the $1,750,000 reduction of the line was removed from the agreement. On March 29, 2006, the Company increased the term loan by an additional $3,900,000 to fund the repurchase of 792,266 shares of common stock from an executive officer and director, as discussed above. The outstanding balance on the term loan at July 31, 2006 was $5,533,000. The outstanding balance on the revolving line of credit at July 31, 2006 was $10,993,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $5,507,000 as of July 31, 2006. The amendment also includes an additional equipment line of credit for $2,000,000. The outstanding balance on the equipment line of credit at July 31, 2006 was $2,000,000. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks at July 31, 2006. The Company is in the process of renewing its existing lines of credit with its banks.

      The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at July 31, 2006 was $1,504,000. The balance of other notes payable collateralized by land and building was $2,512,000 and the balance of unsecured notes was $38,000 at July 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's quantitative and qualitative market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended January 31, 2006, filed with the Securities and Exchange Commission on April 28, 2006.


ITEM 4. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

      The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

      As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the six months ended July 31, 2006 that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the six months ended July 31, 2006.

Limitations of the Effectiveness

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at the "reasonable assurance" level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         From time to time the Company may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. Management does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, cash flows or results of operation.

Item 1A. Risk Factors

         There have been no material changes in the Company's risk factors since the disclosure in the Company's Annual Report on Form 10-K for the year ended January 31, 2006 filed with the Securities and Exchange Commission on April 28, 2006.

Item 2. Unregistered Sales of Equity Securities

         The Company issued .83,243 shares in NTS common stock in conjunction with the acquisition of B&B Technologies, Inc. (see note 11). These shares were issued pursuant to to the exemption provided in "Section 4(2)" of the securities act of 1933.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of shareholders held on June 29, 2006, two nominees of the Board of Directors were elected directors for three year terms as Class I Directors expiring on the date of the annual meeting in 2009. The votes were as follows:

      ---------------------------------------------------------
                                            For       Withheld
      ---------------------------------------------------------
      William McGinnis                   7,131,256     827,681
      ---------------------------------------------------------
      John Gibbons                       7,239,081     719,856
      ---------------------------------------------------------

      The shareholders of the Company voted to approve the adoption of the 2006 Equity Incentive Plan. The results of the vote of the shareholders were as follows:

      -------------------------------------------------------------------
                                            For       Against    Abstain
      -------------------------------------------------------------------
      Approve the 2006 Equity
      Incentive Plan                     3,542,645   1,322,649     5,140
      -------------------------------------------------------------------

      The shareholders of the Company voted to ratify Ernst & Young LLP as auditors for the year ending January 31, 2007. The results of the vote of the shareholders were as follows:

      -------------------------------------------------------------------
                                           For         Against    Abstain
      -------------------------------------------------------------------
      Ratify Ernst & Young LLP as
      auditors for the year ending
      January 31, 2007                   7,330,581     622,526     5,830
      -------------------------------------------------------------------

Item 5. Other Information

         None.

Item 6. Exhibits

      3.3 - Bylaws of National Technical Systems, Inc., a California corporation, as adopted on December 14, 2004.

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

                                NATIONAL TECHNICAL SYSTEMS, INC.

Date: September 13, 2006            By:  /s/ Lloyd Blonder
                                       -------------------
                                    Lloyd Blonder
                                    Senior Vice President
                                    Chief Financial Officer

                                    (Signing on behalf of the
                                    registrant and as principal
                                    financial officer)