Form 10-Q
period 2006-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2006-12-14
CIK 110536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                           ---------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For transition period from ________________ to _________________

                                     0-16438
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  California                             95-4134955
           (State of incorporation)                   (I.R.S. Employer
                                                      Identification No.)

            24007 Ventura Boulevard, Suite 200, Calabasas, California
                    (Address of principal executive offices)

                     (818) 591-0776                               91302
   (Registrant's telephone number, including area code)         (Zip code)

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

      The number of shares of common stock, no par value, outstanding as of December 11, 2006 was 8,746,689

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets at
           October 31, 2006 (unaudited) and January 31, 2006                 3

           Unaudited Condensed Consolidated Statements of Income
           For the Nine Months Ended October 31, 2006 and 2005               4

           Unaudited Condensed Consolidated Statements of Income
           For the Three Months Ended October 31, 2006 and 2005              5

           Unaudited Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended October 31, 2006 and 2005               6

           Notes to the Unaudited Condensed Consolidated Financial
           Statements                                                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk          24

Item 4. Controls and Procedures                                             24

PART II. OTHER INFORMATION & SIGNATURE

Item 1.    Legal Proceedings                                                25

Item 1A.   Risk Factors                                                     25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      25

Item 3.    Defaults Upon Senior Securities                                  25

Item 4     Submission of Matters to a Vote of Security Holders              25

Item 5.    Other Information                                                25

Item 6.    Exhibits                                                         25

           Signature                                                        26

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                                 At               At
                                                                                            October 31,       January 31,
                                                                                                2006             2006
                                       ASSETS                                               (unaudited)
                                                                                           -------------------------------
CURRENT ASSETS:
   Cash                                                                                    $   1,885,000     $   4,196,000
   Accounts receivable, less allowance for doubtful accounts
     of $838,000 at October 31, 2006 and $816,000 at January 31, 2006                         23,174,000        20,425,000
   Income taxes receivable                                                                            --            10,000
   Inventories                                                                                 2,798,000         2,184,000
   Deferred income taxes                                                                       1,812,000         1,747,000
   Prepaid expenses                                                                            1,048,000           769,000
                                                                                           -------------------------------
     Total current assets                                                                     30,717,000        29,331,000

Property, plant and equipment, at cost                                                       100,532,000        93,887,000
Less: accumulated depreciation                                                               (65,052,000)      (60,787,000)
                                                                                           -------------------------------
     Net property, plant and equipment                                                        35,480,000        33,100,000

Goodwill                                                                                       4,125,000         2,740,000
Other assets                                                                                   4,310,000         3,962,000
                                                                                           -------------------------------

            TOTAL ASSETS                                                                   $  74,632,000     $  69,133,000
                                                                                           ===============================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                        $   5,111,000     $   4,715,000
   Accrued expenses                                                                            4,014,000         5,400,000
   Income taxes payable                                                                          285,000           594,000
   Deferred income                                                                             1,113,000           817,000
   Current installments of long-term debt                                                      2,678,000         1,529,000
                                                                                           -------------------------------
     Total current liabilities                                                                13,201,000        13,055,000

Long-term debt, excluding current installments                                                22,007,000        15,579,000
Deferred income taxes                                                                          4,858,000         5,084,000
Deferred compensation                                                                            933,000           874,000
Minority interest                                                                                238,000           163,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued                            --                --
   Common stock, no par value.  Authorized, 20,000,000 shares; issued and
   outstanding, 8,701,000 as of October 31, 2006 and  9,176,000 as of January 31, 2006        12,694,000        14,624,000
   Retained earnings                                                                          20,752,000        19,744,000
   Accumulated other comprehensive income (loss)                                                 (51,000)           10,000
                                                                                           -------------------------------
     Total shareholders' equity                                                               33,395,000        34,378,000
                                                                                           -------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $  74,632,000     $  69,133,000
                                                                                           ===============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                 for Nine Months Ended October 31, 2006 and 2005

                                                            2006                2005
                                                       ---------------------------------
Net revenues                                           $ 86,398,000         $ 82,707,000
Cost of sales                                            66,726,000           63,046,000
                                                       ---------------------------------
     Gross profit                                        19,672,000           19,661,000

Selling, general and administrative expense              16,791,000           16,022,000
Equity income from non-consolidated subsidiary             (192,000)            (180,000)
                                                       ---------------------------------
   Operating income                                       3,073,000            3,819,000
Other income (expense):
   Interest expense, net                                 (1,312,000)            (985,000)
   Other                                                    171,000              163,000
                                                       ---------------------------------
Total other expense                                      (1,141,000)            (822,000)

Income before income taxes and minority interest          1,932,000            2,997,000
Income taxes                                                849,000            1,117,000
                                                       ---------------------------------

Income before minority interest                           1,083,000            1,880,000
Minority interest                                           (75,000)             (88,000)
                                                       ---------------------------------

Net income                                             $  1,008,000         $  1,792,000
                                                       =================================

Earnings per common share:
  Basic                                                $       0.12         $       0.20
                                                       =================================
  Diluted                                              $       0.11         $       0.19
                                                       =================================

Weighted average common shares outstanding                8,704,000            9,108,000
Dilutive effect of stock options                            822,000              542,000
Weighted average common shares outstanding,
  assuming dilution                                    ---------------------------------
                                                          9,526,000            9,650,000
                                                       =================================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                for Three Months Ended October 31, 2006 and 2005

                                                              2006                  2005
                                                          ---------------------------------
Net revenues                                              $ 29,809,000         $ 28,508,000
Cost of sales                                               22,954,000           21,684,000
                                                          ---------------------------------
     Gross profit                                            6,855,000            6,824,000

Selling, general and administrative expense                  5,634,000            5,687,000
Equity income from non-consolidated subsidiary                 (57,000)             (68,000)
                                                          ---------------------------------
   Operating income                                          1,278,000            1,205,000
Other income (expense):
   Interest expense, net                                      (500,000)            (338,000)
   Other income                                                 42,000              147,000
                                                          ---------------------------------
Total other expense                                           (458,000)            (191,000)

Income before income taxes and minority interest               820,000            1,014,000
Income taxes                                                   375,000              382,000
                                                          ---------------------------------

Income before minority interest                                445,000              632,000
Minority interest                                              (36,000)             (42,000)
                                                          ---------------------------------

Net income                                                $    409,000         $    590,000
                                                          =================================

Earnings per common share
  Basic                                                   $       0.05         $       0.06
                                                          =================================
  Diluted                                                 $       0.04         $       0.06
                                                          =================================

Weighted average common shares outstanding                   8,676,000            9,166,000
Dilutive effect of stock options                               819,000              589,000
Weighted average common shares outstanding,
  assuming dilution                                       ---------------------------------
                                                             9,495,000            9,755,000
                                                          =================================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended October 31, 2006 and 2005

                                                                                    2006               2005
                                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $  1,008,000        $  1,792,000

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                   4,298,000           4,028,000
  Recoveries on receivables                                                          22,000             139,000
  Gain on sale of assets                                                                 --            (163,000)
  Undistributed earnings of affiliate                                                75,000              88,000
  Deferred income taxes (net of acquisitions)                                      (291,000)           (441,000)
  Tax benefit from stock options exercised                                          276,000                  --
  Share based compensation                                                          447,000                  --
  Changes in operating assets and liabilities (net of acquisitions):
    Accounts receivable                                                          (2,523,000)         (2,749,000)
    Inventories                                                                    (579,000)           (648,000)
    Prepaid expenses                                                               (247,000)           (224,000)
    Other assets and intangibles                                                     29,000            (269,000)
    Accounts payable                                                                164,000             407,000
    Accrued expenses                                                             (1,428,000)            341,000
    Income taxes payable                                                           (309,000)            274,000
    Deferred income                                                                 243,000             508,000
    Deferred compensation                                                            59,000              63,000
    Income taxes receivable                                                          10,000             521,000
                                                                               --------------------------------
Cash provided by operating activities                                             1,254,000           3,667,000
                                                                               --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                      (4,545,000)         (4,277,000)
  Sale of property, plant and equipment                                                  --             543,000
  Investment in life insurance                                                     (143,000)                 --
  Acquisitions of businesses, net of cash                                        (3,054,000)           (483,000)
                                                                               --------------------------------
Cash used for investing activities                                               (7,742,000)         (4,217,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                       14,436,000           1,076,000
  Repayments of current and long-term debt                                       (6,897,000)         (4,063,000)
  Proceeds from stock options exercised                                             592,000             221,000
  Common stock repurchase                                                        (3,893,000)                 --
                                                                               --------------------------------
Net cash provided by (used for) financing activities                              4,238,000          (2,766,000)
                                                                               --------------------------------
Effect of exchange rate changes on cash                                             (61,000)             32,000
                                                                               --------------------------------

Net decrease in cash                                                             (2,311,000)         (3,284,000)
Beginning cash balance                                                            4,196,000           6,201,000
                                                                               --------------------------------

ENDING CASH BALANCE                                                            $  1,885,000        $  2,917,000
                                                                               ================================

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

      The statements presented as of and for the three and nine months ended October 31, 2006 and 2005 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $375,000 and $849,000 for the three and nine months ended October 31, 2006, respectively, and $382,000 and $1,117,000 for the three and nine months ended October 31, 2005, respectively.

3.    Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the nine months ended October 31, 2006 the foreign currency translation adjustment resulted in a loss of $61,000 and total comprehensive income was $947,000. During the nine months ended October 31, 2005, the foreign currency translation adjustment was a gain of $32,000 and total comprehensive income was $1,824,000.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2006 was $1,342,000 and $1,149,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2005 was $1,000,000 and $757,000, respectively.

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

8.    Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairment through October 31, 2006.

As of October 31, 2006 and January 31, 2006, the Company had the following acquired intangible assets:

                                                October 31, 2006                                 January 31, 2006
                                 ----------------------------------------------    -----------------------------------------------
                                   Gross                   Net        Estimated     Gross                     Net        Estimated
                                  Carrying     Accum.    Carrying       Useful     Carrying      Accum.    Carrying        Useful
                                   Amount      Amort.     Amount         Life       Amount       Amort.     Amount          Life
Intangible assets subject
to amortization:

Covenants not to compete         $  299,000   $125,000   $  174,000    3-5 years   $  148,000   $110,000   $   38,000    3-5 years
Customer relationships              105,000      6,000       99,000    18 months           --         --           --
                                 ----------------------------------                ----------------------------------
  Total                          $  404,000   $131,000   $  273,000                $  148,000   $110,000   $   38,000
                                 ======================  ==========                ==================================

Intangible assets not subject
to amortization:

Goodwill                         $4,922,000   $797,000   $4,125,000                $3,537,000   $797,000   $2,740,000
                                 ======================  ==========                ==================================

Amortization expense for intangible assets subject to amortization was $21,000 and $30,000 for the nine months ended October 31, 2006 and 2005, respectively.

      Goodwill increased by $1,385,000 due to the acquisitions of American International Registrars Corporation, B & B Technologies, Inc. and Dynamic Labs. (see note 11).

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

      The Company used the modified prospective method of adoption for SFAS No. 123(R), under which the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of non qualified stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

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

      The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's stock participation plan:

                                                                        Nine Months Ended                  Three Months Ended
                                                                  -----------------------------      -----------------------------
                                                                  October 31,       October 31,      October 31,       October 31,
                                                                      2006             2005             2006               2005
                                                                  -----------       -----------      -----------       -----------
      Cost of sales                                               $   110,000       $        --      $    30,000       $        --
      Selling, general and administrative expense                     337,000                --           99,000                --
                                                                  -----------       -----------      -----------       -----------

      Share-based compensation effect in income before taxes          447,000                --          129,000                --
      Income taxes                                                    (17,000)               --           (4,000)               --
                                                                  -----------       -----------      -----------       -----------
      Net share-based compensation effects in net income          $   430,000       $        --      $   125,000       $        --
                                                                  ===========       ===========      ===========       ===========

      Share-based compensation effects on basic earnings per
      common share                                                $      0.05       $        --      $      0.01       $        --
                                                                  ===========       ===========      ===========       ===========

      Share-based compensation effects on diluted earnings
      per common share                                            $      0.05       $        --      $      0.01       $        --
                                                                  ===========       ===========      ===========       ===========

      Share-based compensation effects on cash flow from
      operations                                                  $        --       $        --      $        --       $        --
                                                                  ===========       ===========      ===========       ===========
      Share-based compensation effects on cash flow from
      financing activities                                        $        --       $        --      $        --       $        --
                                                                  ===========       ===========      ===========       ===========

      Weighted average common shares outstanding                    8,712,000         9,108,000        8,701,000         9,166,000
      Dilutive effect of stock options                                822,000           542,000          819,000           589,000
                                                                  -----------       -----------      -----------       -----------
      Weighted average common shares outstanding, assuming
      dilution                                                      9,534,000         9,650,000        9,520,000         9,755,000
                                                                  ===========       ===========      ===========       ===========

      Stock-based compensation expense by type of award:
       Stock Options                                                  439,000                --          121,000                --
       Restricted Stock                                                 8,000                --            8,000                --
                                                                  -----------       -----------      -----------       -----------
                                                                      447,000                --          129,000                --
                                                                  ===========       ===========      ===========       ===========

      In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after February 1, 2006 will be recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the nine months ended October 31, 2006 was immaterial.

      Under the provisions of SFAS No. 123(R), $723,000 has been recorded as a credit to common stock. During the nine months ended October 31, 2006, the tax benefit realized for the tax deduction from option exercises totaled

      $276,000. As of November 1, 2006, there was $453,000 of total unrecognized compensation costs related to stock options granted under the Company's equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 39 months.

      Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the Company's equity incentive plans was as follows:

                                                                     Nine Months         Three Months
                                                                         Ended              Ended
                                                                      October 31,        October 31,
                                                                         2005                2005
                                                                    --------------      ------------
      Net income, as reported                                       $    1,792,000      $    590,000
      Less: total share-based employee compensation determined
      under the fair value method for all awards, net of tax               292,000            75,000
                                                                    --------------      ------------
      Pro forma net income                                          $    1,500,000      $    515,000
                                                                    ==============      ============

      Reported basic earnings per common share                      $         0.20      $       0.06
                                                                    ==============      ============
      Pro forma  basic earnings per common share                    $         0.16      $       0.06
                                                                    ==============      ============

      Reported diluted earnings per common share                    $         0.19      $       0.06
                                                                    ==============      ============
      Pro forma diluted earnings per common share                   $         0.16      $       0.05
                                                                    ==============      ============

      The Company has two employee incentive stock option plans: the "2002 stock option plan" and the "1994 stock option plan." The Company presented a new equity incentive plan for shareholder vote at its June 29, 2006 annual shareholders' meeting and it was approved by the shareholders. This new 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

      Initially, a total of 300,000 new shares of common stock were reserved for issuance under the new 2006 equity incentive plan. As of October 31, 2006, 43,270 shares of the Company's common stock had been issued under the 2006 Equity Incentive Plan ("EIP") and 256,730 shares were reserved for future issuance under the plan. Shares are issued under the EIP as compensation to certain employee and non-employee directors of the Company.

      Outstanding options under the 2002 and the 1994 stock option plans are exercisable at 100% or more of fair market (as determined by the Compensation Committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant.
      Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. Additional information with respect to the option plans as of October 31, 2006 is as follows:

                                                                   Nine months ended
                                                                   October 31, 2006
                                                            -----------------------------
                                                                            Weighted Avg.
                                                               Shares      Exercise Price
                                                            -----------------------------
                Beginning Balance                             2,167,445             $3.78
                Grants                                               --                --
                Exercises                                      (264,378)             3.03
                Canceled or expired                             (25,325)             3.77
                                                            -----------------------------
                Ending balance                                1,877,742             $3.89
                                                            =============================
                Reserved for future grants at 10/31/2006             --                --
                Exercisable                                   1,518,504             $3.72
                                                            =============================

      The range of exercise prices for options outstanding at October 31, 2006 was $1.35 to $7.00. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

      The following table summarizes information about options outstanding at October 31, 2006:

                           Outstanding at        Weighted Avg.
      Range of exercise     October 31,        Remaining contract      Weighted Avg.           Number       Weighted Avg.
           prices               2006              life in yrs.        Exercise Price        Exercisable    Exercise Price
      -------------------------------------------------------------------------------------------------------------------
      $1.00 to $2.00            123,250                5.1            $         1.61           123,250     $         1.61
      $2.01 to $3.00            522,238                4.6            $         2.58           505,988     $         2.57
      $3.01 to $4.00            199,706                3.3            $         3.31           199,206     $         3.31
      $4.01 to $5.00            653,825                7.1            $         4.61           343,587     $         4.59
      $5.01 to $6.00            344,306                2.8            $         5.42           312,056     $         5.45
      $6.01 to $7.00             34,417                1.9            $         6.36            34,417     $         6.36
                            -----------                                                     ----------
                              1,877,742                5.0            $         3.89         1,518,504     $         3.72
                            ===========                                                     ==========

      These options will expire if not exercised at specific dates ranging from June 2007 to December 2015. During the nine months ended October 31, 2006, 264,378 options were exercised at prices from $1.35 to $5.50 per share.

      The Company's non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to these grants was $8,000 for the nine months ended October 31, 2006.

      The following table summarizes the non-vested shares transactions for the nine months ended October 31, 2006:

                                                                          Weighted-Average
                                                                          Grant Date Fair
                                                 Number of Shares               Value
                                                 -----------------------------------------
            Non-vested shares:
            Outstanding at February 1, 2006                    --                       --
            Granted                                        43,270           $         7.08
            Vested                                             --                       --
            Forfeited                                          --                       --
                                                 -----------------------------------------
            Non-vested at October 31, 2006                 43,270           $         7.08
                                                 =========================================

      As of October 31, 2006, there was $298,000 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of four years.

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

11.   Amendment to Revolving Credit Agreement

      On September 21, 2006, the Company amended its agreement with its banks, to include an additional $2,000,000, four year term loan to fund the purchase of Dynamic Labs with interest at the bank's prime rate less 25 basis points or at the Libor rate plus 225 basis points, at the election of the Company. The amendment also includes a $2,000,000 equipment line at the bank's prime rate less 25 basis points or at the Comerica Cost of Funds rate plus 225 basis points, at the election of the Company. This will have a one year, interest only period with the balance on the equipment line to be paid over 48 monthly payments commencing on October 31, 2007. See Exhibit 10.11 attached.

12.   Acquisitions of Businesses

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

      On June 9, 2006, NTS Technical Systems, a wholly owned subsidiary of NTS, acquired the assets and the existing business of B & B Technologies, Inc. ("BBT"), a systems integration firm headquartered in Albuquerque, New Mexico, for a total purchase price of $1,065,000, payable in cash and 83,243 shares of NTS common stock, valued using the closing price of the Company's stock. BBT designs and integrates test, measurement, automation, data acquisition and control systems utilizing diverse hardware platforms, operating systems, and instrumentation standards. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from June 9, 2006 to October 31, 2006.

      The preliminary allocation of the purchase price of BBT is as follows:

      Purchase price:
      Cash                               $     3,000
      Accounts receivable                    248,000
      Inventory                               35,000
      Property, plant and equipment          108,000
      Prepaid expenses                        33,000
      Goodwill                             1,004,000
      Accounts payable                      (232,000)
      Other assumed liabilities             (134,000)
                                         -----------
      Purchase price                     $ 1,065,000
                                         ===========

      Cash flow:
      Purchase price                     $ 1,065,000
      Common stock issued                   (648,000)
      Cash acquired                           (3,000)
      Cash paid                             (414,000)

      On August 1, 2006, the Company acquired the assets and the existing business of Dynamic Labs, an EMI and environmental testing laboratory with locations in Phoenix, Arizona and Austin, Texas for a total purchase price of $2,254,000, paid in cash. The Phoenix laboratory provided EMI, environmental and dynamics testing for the aerospace and defense industries. The Austin facility also provided aerospace, environmental, and dynamic testing. The majority of the machinery and equipment at the Phoenix facility was relocated to the NTS Tempe, Arizona laboratory with the rest of the equipment distributed to other NTS facilities. All of the machinery and equipment at the Austin facility were relocated to other NTS facilities.

      The preliminary allocation of the purchase price of Dynamic Labs is as follows:

      Purchase price:
      Property, plant and equipment       2,004,000
      Goodwill                              100,000
      Covenant not to compete               150,000
                                         ----------
      Purchase price                     $2,254,000
                                         ==========

      The purchase price allocations for AIR, BBT and Dynamic Labs have not yet been finalized.

13.   Recent Accounting Pronouncements

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

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on February 1, 2008. The Company will be evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

      In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended January 31, 2007. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

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

      These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended January 31, 2006 and the condensed consolidated financial statements included elsewhere in this report.

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

      The  Technical  Solutions  segment  provides  professional  and  specialty staffing services, including contract services, temporary and full time placements and specialty solutions services to its customers specifically in the areas of information technology, information systems, software engineering and construction. Technical Solutions supplies professionals in support of customers who need help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers, engineering personnel and multiple levels of system operations personnel.

      For a discussion of the Company's critical accounting policies, refer to the Company's Form 10-K for the year ended January 31, 2006.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three and nine month periods ended October 31.

RESULTS OF OPERATIONS

REVENUES

Nine months ended October 31,              2006        % Change          2005
(Dollars in thousands)                  ----------------------------------------

Engineering & Evaluation                $    59,060      12.3%       $    52,610
Technical Solutions                          27,338      (9.2)%           30,097
                                        -----------                  -----------
  Total revenues                        $    86,398       4.5%       $    82,707
                                        ===========                  ===========

      For the nine months ended October 31, 2006, consolidated revenues increased by $3,691,000 or 4.5% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the nine months ended October 31, 2006, Engineering & Evaluation segment revenues increased by $6,450,000 or 12.3% when compared to the same period in fiscal 2006, primarily due to additional revenues of $1,812,000 from the acquisition on June 9, 2006 of B&B Technologies, an engineering systems integration company located in Albuquerque, New Mexico, $2.5 million in increased aerospace revenues from the Santa Clarita, California laboratory as a result of the enhanced capability and capacity at that facility and increases in revenues from telecommunications, electronics, power products and registration markets. These increases were partially offset by decreases in the automotive testing business at the Detroit, Michigan facility and defense testing business at the Camden, Arkansas facility.

Technical Solutions:

      For the nine months ended October 31, 2006, Technical Solutions segment revenues decreased by $2,759,000 or 9.2% when compared to the same period in fiscal 2006, primarily due to increased price compression in this market as a result of customers insisting on fixed mark-up pricing and competition from off-shore companies.

GROSS PROFIT

Nine months ended October 31,              2006        % Change         2005
(Dollars in thousands)                 ----------------------------------------

Engineering & Evaluation               $    15,018        3.4%      $    14,530
% to segment revenue                          25.4%                        27.6%

Technical Solutions                          4,654       (9.3)%           5,131
% to segment revenue                          17.0%                        17.0%
                                       -----------                  -----------

Total                                  $    19,672        0.1%      $    19,661
                                       ===========                  ===========
% to total revenue                            22.8%                        23.8%

      Total gross profit for the nine months ended October 31, 2006 increased by $11,000 or 0.1% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the nine months ended October 31, 2006, gross profit for the Engineering & Evaluation segment increased by $488,000 or 3.4% and gross profit as a percentage of revenues decreased by 2.2% when compared to the same period in fiscal 2006, primarily due to the continued weakness in the automotive industry, program delays at the Camden, Arkansas facility and lower gross margins at the Company's Tinton Falls, New Jersey and Santa Rosa, California facilities as a result of the investments made for expansion at these facilities and not achieving the desired revenues yet. Gross profit was also impacted by high energy costs, particularly at the Santa Clarita, California facility and losses from one program at Santa Clarita due to contractual issues. The performance at the Company's Fullerton, California facility was negatively impacted during the second quarter as a result of a quality system deficiency in the Company's "NEBS" (Network Equipment Building Specification) testing under the "ITL" (Independent Test Laboratory) program and suspended testing under this program. The testing was reinstated after the Company took the necessary corrective actions. Additionally, share-based compensation expense included in cost of sales for the nine months ended October 31, 2006 was $110,000, compared with no share-based compensation expense in fiscal 2006.

Technical Solutions:

      For the nine months ended October 31, 2006, gross profit decreased by $477,000 or 9.3% in the Technical Solutions segment when compared to the same period in fiscal 2006. This decrease was due to the lower revenues discussed above. For the nine months ended October 31, 2006, gross profit as a percentage of revenues remained the same at 17.0% when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE

Nine months ended October 31,             2006        % Change          2005
(Dollars in thousands)                -----------------------------------------

Engineering & Evaluation              $    12,353        9.6%       $    11,276
% to segment revenue                         20.9%                         21.4%

Technical Solutions                         4,438       (6.5)%            4,746
% to segment revenue                         16.2%                         15.8%
                                      -----------                   -----------
Total                                 $    16,791        4.8%       $    16,022
                                      ===========                   ===========
% to total revenue                           19.4%                         19.4%

      Total selling, general and administrative expenses increased $769,000 or 4.8% for the nine months ended October 31, 2006 when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the nine months ended October 31, 2006, selling, general and administrative expenses increased by $1,077,000 or 9.6% when compared to the same period in fiscal 2006, primarily due to the effects of share-based compensation expense of $337,000 resulting from the application of SFAS No. 123(R), as described in Note 9 of the financial statements, and increased use of outside services related to the improvement of the Company's internal IT infrastructure and data automation and increased travel and conference expenses.

Technical Solutions:

      For the nine months ended October 31, 2006, selling, general and administrative expenses decreased by $308,000 or 6.5% when compared to the same period in fiscal 2006, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the nine months ended October 31, 2006, equity income from XXCAL Japan was $192,000, compared to $180,000 for the same period in fiscal 2006. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Nine months ended October 31,             2006        % Change         2005
(Dollars in thousands)                -----------------------------------------

Engineering & Evaluation              $     2,857       (16.8)%     $     3,434
% to segment revenue                          4.8%                          6.5%

Technical Solutions                           216       (43.9)%             385
% to segment revenue                          0.8%                          1.3%
                                      -----------                   -----------
Total                                 $     3,073       (19.5)%     $     3,819
                                      ===========                   ===========
% to total revenue                            3.6%                          4.6%

      Operating income for the nine months ended October 31, 2006 decreased by $746,000 or 19.5% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the nine months ended October 31, 2006, operating income in the Engineering & Evaluation segment decreased by $577,000 or 16.8% when compared to the same period in fiscal 2006, primarily as a result of the decrease in gross profit and the increase in selling, general and administrative expenses, partially offset by the increase in equity income from non-consolidated subsidiary.

Technical Solutions:

      For the nine months ended October 31, 2006, operating income in the Technical Solutions segment decreased by $169,000 or 43.9% when compared to the same period in fiscal 2006, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses, discussed above.

INTEREST EXPENSE

      Net interest expense increased by $327,000 to $1,312,000 in the nine months ended October 31, 2006 when compared to the same period in fiscal 2006. This increase was principally due to higher interest rate levels for the nine months ended October 31, 2006 and higher average debt balances for the nine months ended October 31, 2006 when compared with the same period last year.

OTHER INCOME

      Other income was $171,000 in the nine months ended October 31, 2006 compared to $163,000 for the same period in fiscal 2006.

INCOME TAXES

      The income tax provision rate of 43.9% for the nine months ended October 31, 2006 is higher than the 37.3% income tax rate in the prior year, primarily due to non-deductible share-based compensation expense recorded for the nine months ended October 31, 2006 as compared to none for the same period in the prior year. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2007. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the nine months ended October 31, 2006 was $1,008,000, a decrease of $784,000 compared to the same period in fiscal 2006. This decrease was primarily due to the lower operating income, higher interest expense and higher income tax rate.

      The following information is based upon results for National Technical Systems, Inc. for the three months ended October 31.

RESULTS OF OPERATIONS

REVENUES

Three months ended October 31,            2006          % Change         2005
(Dollars in thousands)                ------------------------------------------

Engineering & Evaluation              $   20,706           14.3%      $   18,108
Technical Solutions                        9,103          (12.5)%         10,400
                                      ----------                      ----------
  Total revenues                      $   29,809            4.6%      $   28,508
                                      ==========                      ==========

      For the three months ended October 31, 2006, consolidated revenues increased by $1,301,000 or 4.6% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the three months ended October 31, 2006, Engineering & Evaluation revenues increased by $2,598,000 or 14.3% when compared to the same period in fiscal 2006, primarily due to additional revenues of $1,094,000 from the acquisition on June 9, 2006 of B&B Technologies, an engineering systems integration company located in Albuquerque, New Mexico, $1 million in increased aerospace revenues from the Santa Clarita, California laboratory as a result of the enhanced capability and capacity at that facility and increases in revenues from telecommunications, software testing, power products and registration markets. These increases were partially offset by decreases in electronics testing business at the Fullerton, California facility and defense testing business at the Camden, Arkansas facility due to customer program delays.

Technical Solutions:

      For the three months ended October 31, 2006, Technical Solutions revenues decreased by $1,297,000 or 12.5% when compared to the same period in fiscal 2006, primarily as a result of increased price compression in the general IT service business and competition from off-shore companies.

GROSS PROFIT

Three months ended October 31,           2006          % Change         2005
(Dollars in thousands)               -----------------------------------------

Engineering & Evaluation             $    5,256           9.4%      $    4,804
% to segment revenue                       25.4%                          26.5%

Technical Solutions                       1,599         (20.8)%          2,020
% to segment revenue                       17.6%                          19.4%
                                     ----------                     ----------
Total                                $    6,855           0.5%      $    6,824
                                     ==========                     ==========
% to total revenue                         23.0%                          23.9%

      Total gross profit for the three months ended October 31, 2006 increased by $31,000 or 0.5% when compared to the same period in fiscal 2006.

Engineering & Evaluation:

      For the three months ended October 31, 2006, gross profit for the Engineering & Evaluation segment increased by $452,000 or 9.4% when compared to the same period in fiscal 2006, primarily as a result of the increase in revenues discussed above. Gross profit as a percentage of revenues decreased by 1.1% for the three months ended October 31, 2006, compared with the same period last year. This decrease was primarily due to program delays at the Camden, Arkansas facility and reduced margins at the Santa Rosa and Fullerton, California facilities. Gross profit was also impacted by higher energy costs. Additionally, share-based compensation expense included in cost of sales for the three months ended October 31, 2006 was $30,000, compared to no share-based compensation expense in fiscal 2006.

Technical Solutions:

      For the three months ended October 31, 2006, gross profit decreased by $421,000 or 20.8% in the Technical Solutions segment when compared with the same period in fiscal 2006. This decrease was primarily due to workers compensation insurance credit received in the prior year and the decrease in revenues. Gross profit as a percentage of revenues decreased for the three months ended October 31, 2006 to 17.6% from 19.4% for the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended October 31,          2006            % Change         2005
(Dollars in thousands)              --------------------------------------------

Engineering & Evaluation            $    4,171             4.4%      $    3,995
% to segment revenue                      20.1%                            22.1%

Technical Solutions                      1,463           (13.5)%          1,692
% to segment revenue                      16.1%                            16.3%
                                    ----------                       ----------
Total                               $    5,634            (0.9)%     $    5,687
                                    ==========                       ==========
% to total revenue                        18.9%                            19.9%

      Total selling, general and administrative expenses decreased $53,000 or 0.9% for the three months ended October 31, 2006 when compared with the same period in fiscal 2006.

Engineering & Evaluation:

      For the three months ended October 31, 2006, selling, general and administrative expenses increased by $176,000 or 4.4% when compared with the same period in fiscal 2006, primarily due to the share-based compensation expense of $99,000 resulting from the application of SFAS No. 123(R), as described in Note 9 of the financial statements, and increased use of outside services related to the improvement of the Company's internal IT infrastructure and data automation.

Technical Solutions:

      For the three months ended October 31, 2006, selling, general and administrative expenses decreased by $229,000 or 13.5% when compared to the same period in fiscal 2006, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the three months ended October 31, 2006, equity income from XXCAL Japan was $57,000, compared to $68,000 for the same period in fiscal 2006. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Three months ended October 31,          2006           % Change         2005
(Dollars in thousands)              --------------------------------------------

Engineering & Evaluation            $    1,142            30.2%      $      877
% to segment revenue                       5.5%                             4.8%

Technical Solutions                        136           (58.5)%            328
% to segment revenue                       1.5%                             3.2%
                                    ----------                       ----------
Total                               $    1,278             6.1%      $    1,205
                                    ==========                       ==========
% to total revenue                         4.3%                             4.2%

      Operating income for the three months ended October 31, 2006 increased by $73,000 or 6.1% when compared with the same period in fiscal 2006.

Engineering & Evaluation:

      For the three months ended October 31, 2006, operating income in the Engineering & Evaluation segment increased by $265,000 or 30.2% when compared with the same period in fiscal 2006, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and the decrease in equity income from non-consolidated subsidiary.

Technical Solutions:

      For the three months ended October 31, 2006, operating income in the Technical Solutions segment decreased by $192,000 when compared to the same period in fiscal 2006, as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE

      Net interest expense increased by $162,000 to $500,000 in the three months ended October 31, 2006 when compared to the same period in fiscal 2006. This increase was principally due to higher interest rate levels for the three months ended October 31, 2006 and the higher average debt balances for the three months ended October 31, 2006 when compared with the same period last year.

OTHER INCOME

      Other income decreased by $105,000 to $42,000 in the three months ended October 31, 2006 when compared with the same period in fiscal 2006, primarily due to the inclusion of gain on the sale of real estate in the prior year.

INCOME TAXES

      The income tax provision rate of 45.7% for the three months ended October 31, 2006 is higher than the 37.7% income tax rate in the prior year, primarily due to non-deductible share-based compensation expense recorded for the three months ended October 31, 2006 as compared to none for the same period in the prior year. This rate is based on the estimated provision accrual for fiscal 2007. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the three months ended October 31, 2006 was $409,000, a decrease of $181,000, compared to the same period in fiscal 2006. This decrease was primarily due to the higher interest expense, lower other income and higher income tax rate, partially offset by higher operating income.

OFF BALANCE SHEET ARRANGEMENTS

      None.

BUSINESS ENVIRONMENT

      In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

      The defense and aerospace markets generate approximately 60% of the overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Government research and development funding specifically for defense has increased this year. In addition, both the commercial and military aerospace markets are increasing and it is predicted that this growth will continue for the next several years. Also, the increase in government outsourcing activity has created additional opportunities for NTS. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has experienced an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at its laboratories. Currently the Company is experiencing a moderate increase in its aerospace business this year.

      The trend in the telecommunications market appears to be stable in the short term and growing in the future. Carriers are deploying voice, video and data using fiber networks. This may increase the demand for certification of suppliers' premises equipment, fiber component certification and certification of additional central office equipment. The Company has been approved as an Independent Test laboratory (ITL) by the regional bell operating companies (RBOCs) to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications (NEBS). The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an (ITL) to offer a complete suite of passive fiber components certifications and Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy "triple play" (voice, video, and broadband) offerings over FTTP (fiber to the premises) passive fiber networks (PON). The Company is currently evaluating the overall compliance requirements for the deployment of wireless products and how best to position NTS to service the anticipated growth for this technology. The Company may continue to experience a moderate increase in the Telecom business.

      The transportation market and power markets have been stable with the Company continuing to experience a slight decrease in the transportation business, while the Company has recently experienced a moderate increase in the power business.

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

      In the Technical Solutions segment, the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs with a focus on IT and engineering. Over the past few years, the IT general services business transferred to off-shore facilities and became a commodity service for some of the Company's largest competitors. In 2003, the Company deployed a transformation strategy which focused on meeting the anticipated increase in demand for specialized IT, compliance, engineering support services at Company locations as well as taking advantage of offshore opportunities. As part of this transformation, the Company developed a proprietary database and put in place a customer service team which maintains relationships and manages the availability of the technical experts which support these specialized services. The Company has also set up a test and compliance laboratory in Vietnam to support the needs of a major US Fortune 500 computer company and to take advantage of the low cost highly skilled labor in Vietnam. The Company is now expanding this offshore offering to additional clients. TS continues to differentiate itself from its competitors by using

NTS' testing, engineering and compliance capabilities to maximize its customers' return on human assets.

      Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $1,254,000 in the nine months ended October 31, 2006 primarily consisted of net income of $1,008,000 adjusted for non-cash items of $4,298,000 in depreciation and amortization, share based compensation of $447,000, other non cash items of $82,000, partially offset by changes in working capital of $4,581,000. Net cash provided by operating activities in the nine months ended October 31, 2005 was $3,667,000. Net cash provided by operating activities decreased from the nine months ended October 31, 2005 to the nine months ended October 31, 2006 by $2,413,000, primarily as a result of the decrease in net income, accrued expenses and income taxes payable.

      Cash used for investing activities in the nine months ended October 31, 2006 of $7,742,000 was primarily attributable to capital spending of $4,545,000, cash used to acquire American International Registrars Corporation ("AIR") of $386,000, cash used to acquire B&B Technologies of $414,000 and cash used to acquire Dynamic Labs of $2,254,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used for investing activities in the nine months ended October 31, 2005 was $4,217,000. Net cash used by investing activities increased from the nine months ended October 31, 2005 to the nine months ended October 31, 2006 by $3,525,000, primarily as a result of additional cash paid for acquisitions and capital spending in fiscal 2007 and cash proceeds in fiscal 2006 from the sale of property.

      Net cash provided by financing activities in the nine months ended October 31, 2006 of $4,238,000 consisted of proceeds from borrowings of $14,436,000, proceeds from stock options exercised of $592,000, partially offset by repayment of debt of $6,897,000, and common stock repurchase of $3,893,000 from an executive officer and director of the Company. Net cash used for financing activities for the nine months ended October 31, 2005 was $2,766,000.

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

      On July 1, 2005, the agreement was amended to include a $2,500,000 term loan to be repaid in 60 equal monthly payments. The proceeds were used to pay down the line of credit. In addition, the requirement of the $1,750,000 reduction of the line was removed from the agreement. The amendment also included an additional equipment line of credit for $2,000,000. On March 29, 2006, the Company increased the term loan by an additional $3,900,000 to fund the repurchase of 792,266 shares of common stock from an executive officer and director, as discussed above. On September 21, 2006, the agreement was amended again to include an additional equipment line of credit of $2,000,000 and an additional $2,000,000 in term loan, to be repaid in 48 equal monthly payments, to fund the purchase of Dynamic Labs. The outstanding balance on the revolving line of credit at October 31, 2006 was $11,093,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $5,407,000 as of October 31, 2006. The aggregate outstanding balance on the term loans at October 31, 2006 was $7,165,000. The aggregate outstanding balance on the equipment line of credit at October 31, 2006 was $2,594,000. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in full compliance with all of the covenants with its banks at October 31, 2006.

      The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 9.82%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2006 was $1,362,000. The balance of other notes payable collateralized by land and building was $2,462,000 and the balance of unsecured notes was $9,000 at October 31, 2006.

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

Changes in Internal Controls Over Financial Reporting

      As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter ended October 31, 2006.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

      10.11 - Amendment number seven to revolving credit agreement between the Company and Comerica Bank effective September 21, 2006.

      10.12 - National Technical Systems, Inc. 2006 Long-Term Incentive Plan.

      10.13 - National Technical Systems, Inc. 2006 Supplemental Executive Retirement Plan.

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

                                            NATIONAL TECHNICAL SYSTEMS, INC.


Date:  December 12, 2006                      By:      /s/ Lloyd Blonder
     ---------------------                       -------------------------------
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