Form 10-Q
period 2007-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2007-06-13
CIK 110536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                              ---------------------

(Mark One)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For transition period from ________________  to _________________


                                     0-16438
                            -------------------------
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                            95-4134955
           ------------------                   --------------------
         (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)

            24007 Ventura Boulevard, Suite 200, Calabasas, California
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                   (818) 591-0776                                     91302
----------------------------------------------------             --------------
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

The number of shares of common stock, no par value, outstanding as of June 11, 2007 was 8,800,672

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

                                                                            Page No.
Item 1. Financial Statements:

              Condensed Consolidated Balance Sheets at
              April 30, 2007 (unaudited) and January 31, 2007                  3

              Unaudited Condensed Consolidated Statements of Income
              For the Three months Ended April 30, 2007 and 2006               4

              Unaudited Condensed Consolidated Statements of Cash Flows
              For the Three months Ended April 30, 2007 and 2006               6

              Notes to the Unaudited Condensed Consolidated Financial
              Statements                                                       6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk            15

Item 4. Controls and Procedures                                               15


PART II. OTHER INFORMATION & SIGNATURE

Item 1.       Legal Proceedings                                               16

Item 1A.      Risk Factors                                                    16

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds     16

Item 3.       Defaults Upon Senior Securities                                 16

Item 4        Submission of Matters to a Vote of Security Holders             16

Item 5.       Other Information                                               16

Item 6.       Exhibits                                                        16

              Signature                                                       17

                      NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets

                                                                                          At               At
                                                                                       April 30,       January 31,
                                                                                         2007             2007
                                                                                     (unaudited)
                                                                                     -----------------------------
                                           ASSETS
                                           ------

CURRENT ASSETS:
 Cash                                                                                $   2,800,000    $   3,221,000
 Accounts receivable, less allowance for doubtful accounts
  of $799,000 at April 30, 2007 and $691,000 at January 31, 2007                        24,584,000       21,900,000
 Inventories, net                                                                        3,117,000        2,892,000
 Deferred income taxes                                                                   1,737,000        1,690,000
 Prepaid expenses                                                                        1,122,000          958,000
                                                                                     ------------------------------
  Total current assets                                                                  33,360,000       30,661,000

Property, plant and equipment, at cost                                                 102,570,000      101,489,000
Less: accumulated depreciation                                                         (67,527,000)     (66,055,000)
                                                                                     ------------------------------
  Net property, plant and equipment                                                     35,043,000       35,434,000

Goodwill                                                                                 4,126,000        4,126,000
Other assets                                                                             4,421,000        4,618,000
                                                                                     ------------------------------

       TOTAL ASSETS                                                                  $  76,950,000    $  74,839,000
                                                                                     ==============================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                                    $   5,536,000    $   5,843,000
 Accrued expenses                                                                        4,536,000        5,213,000
 Income taxes payable                                                                      396,000          401,000
 Deferred income                                                                         2,001,000          832,000
 Current installments of long-term debt                                                  3,396,000        3,285,000
                                                                                     ------------------------------
  Total current liabilities                                                             15,865,000       15,574,000

Long-term debt, excluding current installments                                          20,341,000       19,238,000
Deferred income taxes                                                                    4,905,000        5,052,000
Deferred compensation                                                                      966,000          946,000
Minority interest                                                                          257,000          250,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 2,000,000 shares authorized; none issued                        --               --
 Common stock, no par value.  Authorized, 20,000,000 shares; issued and
 outstanding, 8,753,000 as of April 30, 2007 and  8,717,000 as of January 31, 2007      13,110,000       12,863,000
 Retained earnings                                                                      21,562,000       20,971,000
 Accumulated other comprehensive loss                                                      (56,000)         (55,000)
                                                                                     ------------------------------
  Total shareholders' equity                                                            34,616,000       33,779,000
                                                                                     ------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  76,950,000    $  74,839,000
                                                                                     ==============================


See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                 for Three Months Ended April 30, 2007 and 2006

                                                          2007             2006
                                                     ------------------------------
Net revenues                                         $  29,804,000    $  28,151,000
Cost of sales                                           22,789,000       21,913,000
                                                     ------------------------------
  Gross profit                                           7,015,000        6,238,000

Selling, general and administrative expense              5,782,000        5,410,000
Equity income from non-consolidated subsidiary             (56,000)         (75,000)
                                                     ------------------------------
 Operating income                                        1,289,000          903,000
Other income (expense):
 Interest expense, net                                    (454,000)        (361,000)
 Other income, net                                         156,000            6,000
                                                     ------------------------------
Total other expense                                       (298,000)        (355,000)

Income before income taxes and minority interest           991,000          548,000
Income taxes                                               393,000          204,000
                                                     ------------------------------

Income before minority interest                            598,000          344,000
Minority interest                                           (7,000)           8,000
                                                     ------------------------------

Net income                                           $     591,000    $     352,000
                                                     ==============================

Earnings per common share
 Basic                                               $        0.07    $        0.04
                                                     ==============================
 Diluted                                             $        0.06    $        0.04
                                                     ==============================

Weighted average common shares outstanding               8,744,000        8,892,000
Dilutive effect of stock options                           578,000          683,000
                                                     ------------------------------
Weighted average common shares outstanding,
 assuming dilution                                       9,322,000        9,575,000
                                                     ==============================

See accompanying notes to condensed consolidated financial statements.

             NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Consolidated Statements of Cash Flows
             for the Three Months Ended April 30, 2007 and 2006

                                                                                    2007             2006
                                                                               ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $     591,000    $     352,000

Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization                                                     1,491,000        1,417,000
 Recoveries on receivables                                                           108,000           98,000
 Undistributed earnings of affiliate                                                   7,000           (8,000)
 Deferred income taxes (net of acquisitions)                                        (194,000)        (185,000)
 Tax benefit from stock option exercises                                              37,000           26,000
 Share based compensation                                                             99,000          168,000
 Net gain on insurance claim                                                        (101,000)              --
 Changes in operating assets and liabilities (net of acquisitions):
  Accounts receivable                                                             (2,792,000)      (2,306,000)
  Inventories                                                                       (225,000)          95,000
  Prepaid expenses                                                                  (164,000)          (7,000)
  Other assets and intangibles                                                       215,000          (84,000)
  Accounts payable                                                                  (307,000)         574,000
  Accrued expenses                                                                  (677,000)      (1,942,000)
  Income taxes payable                                                                (5,000)        (594,000)
  Deferred income                                                                  1,169,000          952,000
  Deferred compensation                                                               20,000           12,000
  Income taxes receivable                                                                 --         (155,000)
                                                                               ------------------------------
Net cash used by operations                                                         (728,000)      (1,587,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                        (1,081,000)      (1,667,000)
 Investment in life insurance                                                        (37,000)         (35,000)
 Acquisitions of businesses, net of cash                                                  --         (380,000)
 Net proceeds from insurance claim                                                   101,000               --
                                                                               ------------------------------
Cash used for investing activities                                                (1,017,000)      (2,082,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from current and long-term debt                                          1,999,000        9,543,000
 Repayments of current and long-term debt                                           (785,000)      (4,181,000)
 Proceeds from stock options exercised                                               111,000          100,000
 Common stock repurchase                                                                  --       (3,893,000)
                                                                               ------------------------------
Net cash provided by (used for) financing activities                               1,325,000        1,569,000
                                                                               ------------------------------
Effect of exchange rate changes on cash                                               (1,000)          (5,000)
                                                                               ------------------------------

Net decrease in cash                                                                (421,000)      (2,105,000)
Beginning cash balance                                                             3,221,000        4,196,000
                                                                               ------------------------------

ENDING CASH BALANCE                                                            $   2,800,000    $   2,091,000
                                                                               ==============================

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. ("NTS" or the "Company") have been condensed and, therefore, do not contain all disclosures required by U.S. generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year ending January 31, 2008 and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2007.

      The statements presented as of and for the three months ended April 30, 2007 and 2006 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $393,000 for the three months ended April 30, 2007, and $204,000 for the three months ended April 30, 2006.

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation was effective for our fiscal year beginning February 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense when and if they become applicable.

      The Company has reviewed its positions in recording income and expenses and has no reason to record a liability under the provisions of FIN 48. The Company files income tax returns in the United States ("U.S.") on a federal basis and in many U.S. state and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitations during the next twelve months.

3.    Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the three months ended April 30, 2007 the foreign currency translation adjustment resulted in a loss of $1,000 and total comprehensive income was $590,000. During the three months ended April 30, 2006 the foreign currency translation adjustment was $5,000 and total comprehensive income was $347,000.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the three months ended April 30, 2007 was $470,000 and $416,000, respectively. Cash paid for interest and taxes for the three months ended April 30, 2006 was $255,000 and

      $20,000, respectively.

6.    Minority Interest

      Minority interest in the Company's NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to National Quality Assurance, Ltd. Effective with fiscal 2002, profits and losses are allocated 50.1% to NTS, and 49.9% to National Quality Assurance, Ltd.

7.    Earnings per share

      Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" for all periods presented. In accordance with SFAS No. 128, basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

8.    Intangible Assets

      The  Company  accounts  for  goodwill  and  other  intangible   assets  in
      accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairment through April 30, 2007.

      As of April 30, 2007 and January 31, 2007, the Company had the following acquired intangible assets:


                                                        April 30, 2007                               January 31, 2007
                                       ---------------------------------------------   ---------------------------------------------
                                         Gross                   Net       Estimated     Gross                   Net       Estimated
                                       Carrying     Accum.     Carrying     Useful     Carrying     Accum.     Carrying     Useful
                                        Amount      Amort.      Amount       Life       Amount      Amort.      Amount       Life
      Intangible assets subject
      to amortization:

      Covenants not to compete         $ 299,000   $146,000   $  153,000   3-5 years   $ 299,000   $135,000   $  164,000   3-5 years
      Customer relationships             105,000     23,000       82,000    3 years      105,000     15,000       90,000    3 years
                                       ---------------------------------               ---------------------------------
       Total                           $ 404,000   $169,000   $  235,000               $ 404,000   $150,000   $  254,000
                                       =================================               =================================

      Intangible assets not subject
      to amortization:

      Goodwill                                                $4,126,000                                      $4,126,000
                                                              ==========                                      ==========


      Amortization expense for intangible assets subject to amortization was $19,000 and $2,000 for the three months ended April 30, 2007 and 2006, respectively.

9.    Employee Equity Incentive Plans

      The Company has two employee incentive stock option plans: the "2002 stock option plan" and the "1994 stock option plan." The Company presented a new equity incentive plan for shareholder vote at its June 29, 2006 annual shareholders' meeting and it was approved by the shareholders. This new 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it. The 1994 stock option plan expired by its own terms in 2004.

      Additional information with respect to the option plans as of April 30, 2007 is as follows:


                                                          Weighted Avg.
                                              Shares     Exercise Price
                                            ---------------------------
           Outstanding at February 1, 2007   1,861,842          $ 3.90
           Granted                                  --              --
           Exercised                           (40,708)           3.41
           Canceled or expired                      --              --
                                            --------------------------
           Outstanding at April 30, 2007     1,821,134          $ 3.91
                                            ==========================
           Exercisable at April 30, 2007     1,528,396          $ 3.77
                                            ==========================

      Compensation expense related to stock options was $80,000 for the three months ended April 30, 2007. As of April 30, 2007, there was $277,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of 33 months.

      The Company's non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to these grants was $19,000 for the first quarter of fiscal 2008. There were no transactions related to non-vested shares during the first quarter of fiscal 2008. As of April 30, 2007, there was $255,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 40 months.

10.   Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

11.   Segments

      The following table presents summarized information by segment:

                                                                               Three Months Ended
                                                                        -------------------------------
                                                                        April 30, 2007   April 30, 2006
                                                                        --------------   --------------
         Revenues by segment:
           Engineering & Evaluation                                     $   21,409,000   $   19,124,000
           Technical Solutions                                               8,395,000        9,027,000
                                                                        --------------   --------------
             Total revenues                                             $   29,804,000   $   28,151,000
                                                                        ==============   ==============

         Operating income by segment:
           Engineering & Evaluation                                     $    1,167,000   $      941,000
           Technical Solutions                                                 122,000          (38,000)
                                                                        --------------   --------------
             Total operating income                                     $    1,289,000   $      903,000
                                                                        ==============   ==============

         Income before income taxes and minority interest by segment:
           Engineering & Evaluation                                     $      890,000   $      607,000
           Technical Solutions                                                 101,000          (59,000)
                                                                        --------------   --------------
             Total income before income taxes and minority interest     $      991,000   $      548,000
                                                                        ==============   ==============

         Assets by segment:
           Engineering & Evaluation                                     $   63,649,000   $   56,419,000
           Technical Solutions                                               8,219,000        9,314,000
           Corporate                                                         5,082,000        4,345,000
                                                                        --------------   --------------
             Total assets                                               $   76,950,000   $   70,078,000
                                                                        ==============   ==============

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

      These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended January 31, 2007 and the condensed consolidated financial statements included elsewhere in this report.

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

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three month period ended April 30, 2007.

RESULTS OF OPERATIONS
---------------------

REVENUES
Three months ended April 30,         2007      % Change     2006        Diff
                                    ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation            $21,409        11.9%  $ 19,124     $ 2,285
Technical Solutions                   8,395        (7.0)%    9,027        (632)
                                    -------               --------------------
  Total revenues                    $29,804         5.9%  $ 28,151     $ 1,653
                                    =======               ====================

      For the three months ended April 30, 2007, consolidated revenues increased by $1,653,000 or 5.9% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended April 30, 2007, Engineering & Evaluation segment revenues increased by $2,285,000 or 11.9% when compared to the same period in fiscal 2007, primarily due to additional revenues of $1,033,000 from the acquisition on June 9, 2006 of B & B Technologies and increased revenues primarily from our telecommunications, defense and registration markets.

Technical Solutions:

      For the three months ended April 30, 2007, Technical Solutions segment revenues decreased by $632,000 or 7.0% when compared to the same period in fiscal 2007, primarily due to the continued price compression in this market.

GROSS PROFIT

Three months ended April 30,          2007     % Change     2006        Diff
                                    ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation            $ 5,517        14.1%  $  4,834     $   683
% to segment revenue                   25.8%                  25.3%        0.5%

Technical Solutions                   1,498         6.7%     1,404          94
% to segment revenue                   17.8%                  15.6%        2.3%
                                    -------               --------------------
Total                               $ 7,015        12.5%  $  6,238     $   777
                                    =======               ====================
% to total revenue                     23.5%                  22.2%        1.4%

      Total gross profit for the three months ended April 30, 2007 increased by $777,000 or 12.5% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended April 30, 2007, gross profit for the Engineering & Evaluation segment increased by $683,000 or 14.1% when compared to the same period in fiscal 2007, primarily due to the increased revenues discussed above and cost reduction efforts at certain facilities.

Technical Solutions:

      For the three months ended April 30, 2007, gross profit increased by $94,000 or 6.7% in the Technical Solutions segment when compared to the same period in fiscal 2007. This increase was due to the higher mix of permanent placement revenues when compared to the prior year. Gross profit on permanent placement revenues is generally higher than contract revenues. Gross profit, as a percentage of revenues, increased by 2.3% to 17.8%.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended April 30,         2007      % Change     2006        Diff
                                    ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation            $ 4,406        11.0%  $  3,968     $   438
% to segment revenue                   20.6%                  20.7%       (0.2)%

Technical Solutions                   1,376        (4.6)%    1,442         (66)
% to segment revenue                   16.4%                  16.0%        0.4%
                                    -------               --------------------
Total                               $ 5,782         6.9%  $  5,410     $   372
                                    =======               ====================
% to total revenue                     19.4%                  19.2%        0.2%


      Total selling, general and administrative expenses increased $372,000 or 6.9% for the three months ended April 30, 2007 when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended April 30, 2007, selling, general and administrative expenses increased by $438,000 or 11% when compared to the same period in fiscal 2007, primarily due to the effects of selling costs associated with the increased revenues discussed above and additional costs related to professional and accounting fees.

Technical Solutions:

      For the three months ended April 30, 2007, selling, general and administrative expenses decreased by $66,000 or 4.6% when compared to the same period in fiscal 2007, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:


Engineering & Evaluation:

      For the three months ended April 30, 2007, equity income from XXCAL Japan was $56,000, compared to $75,000 for the same period in fiscal 2007. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Three months ended April 30,           2007    % Change       2006      Diff
                                    ------------------------------------------
(Dollars in thousands)

Engineering & Evaluation            $ 1,167        24.0%  $    941     $   226
% to segment revenue                    5.5%                   4.9%        0.5%

Technical Solutions                     122       421.1%       (38)        160
% to segment revenue                    1.5%                  (0.4)%       1.9%
                                    -------               --------------------
Total                               $ 1,289        42.7%  $    903     $   386
                                    =======               ====================
% to total revenue                      4.3%                   3.2%        1.1%

      Operating income for the three months ended April 30, 2007 increased by $386,000 or 42.7% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended April 30, 2007, operating income in the Engineering & Evaluation segment increased by $226,000 or 24.0% when compared to the same period in fiscal 2007, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Technical Solutions:

      For the three months ended April 30, 2007, operating income in the Technical Solutions segment increased by $160,000 or 421.1% when compared to the same period in fiscal 2007, as a result of the increase in gross profit and decrease in selling, general and administrative expenses.

INTEREST EXPENSE

      Net interest expense increased by $93,000 in the three months ended April 30, 2007 when compared to the same period in the prior year, primarily due to higher interest rate levels for the three months ended April 30, 2007 and higher average debt balances for the three months ended April 30, 2007 when compared with the same period last year.

OTHER INCOME

      Other income increased by $150,000 in the three months ended April 30, 2007 when compared to the same period in the prior year, primarily due to proceeds received from insurance recoveries.

INCOME TAXES

      The income tax provision rate of 39.7% for the three months ended April 30, 2007 is based on the estimated provision accrual for fiscal year ending January 31, 2008. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the three months ended April 30, 2007 was $591,000, an increase of $239,000 when compared to the same period in fiscal 2007. This increase was primarily due to the higher operating income and other income, partially offset by higher interest expense.

OFF BALANCE SHEET ARRANGEMENT

      None.

BUSINESS ENVIRONMENT

      In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

      The defense and aerospace markets generate approximately 60% of the Company's overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Government research and development funding specifically for defense has increased this year. In addition, both the commercial and military aerospace markets are strengthening and it is anticipated that this growth will continue for the next several years. Also, the increase in government outsourcing activity has created additional opportunities for NTS. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has experienced an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at its laboratories. The Company is experiencing a moderate increase in its aerospace business this year.

      The trend in the telecommunications market appears to be stable in the short term and is expected to grow in the future. Carriers are deploying voice, video and data using fiber networks. This may increase the demand for certification of suppliers' premises equipment, and certification of additional central office equipment. The Company has been approved as an Independent Test laboratory (ITL) by the regional bell operating companies (RBOCs) to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications (NEBS). The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an (ITL) to offer Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy "triple play" (voice, video, and broadband) offerings over FTTP (fiber to the premises) passive fiber networks (PON). The Company is currently evaluating the overall compliance requirements for the deployment of Broadband wireless products and how best to position NTS to service the anticipated growth of this technology. The Company anticipates a moderate increase in the telecom business.

      The transportation market and power markets have been stable with the Company continuing to experience a slight decrease in the transportation business, while the Company has recently experienced a moderate increase in the power business.

      The computer and electronics markets have been stable. The Company anticipates growth in these markets as it captures additional market share due to the planned international expansion. NTS has signed cooperative agreements in Taiwan with SGS, Korea with TTA and Hong Kong and mainland China with STC. The cooperative agreements will focus on providing USB, USB on the go, Connector and Zigbee certification to device manufacturers and industrial products manufactured in Asia. The Company believes that the demand for these certification activities will increase in Asia.

      In the Technical Solutions segment (TS), the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs with a focus on IT and engineering. Over the past few years, the IT general services business transferred to off-shore facilities and became a commodity service for some of the Company's largest competitors. In 2003, the Company deployed a transformation strategy which focused on meeting the anticipated increase in demand for specialized IT, compliance, engineering support services at Company locations as well as taking advantage of offshore opportunities. As part of this strategy, the Company developed a proprietary database and put in place a customer service team which maintains relationships and manages the availability of the technical experts who support these specialized services. The Company has also set up a test and compliance laboratory in Vietnam to support the needs of a major US Fortune 500 computer company and to take advantage of the low cost, highly-skilled labor in Vietnam. The Company is now expanding this offshore offering to additional clients. TS continues to differentiate itself from its competitors by using NTS' testing, engineering and compliance capabilities to maximize its customers' return on human assets.

      Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operating activities of $728,000 in the three months ended April 30, 2007 primarily consisted of net income of $591,000 adjusted for non-cash items of $1,491,000 in depreciation and amortization, share based compensation of $99,000, partially offset by other non cash items of $143,000 and changes in working capital of $2,766,000. Net cash used for operating activities of $1,587,000 in the three months ended April 30, 2006 consisted of net income of $352,000 adjusted for non-cash items of $1,417,000 in depreciation and amortization, stock based compensation of $168,000, offset by other non cash items of $69,000 and changes in working capital of $3,455,000.

      Cash used for investing activities in the three months ended April 30, 2007 of $1,017,000 was primarily attributable to capital spending of $1,081,000 and investment in life insurance of $37,000, partially offset by net proceeds from insurance claim of $101,000. Cash used for investing activities in the three months ended April 30, 2006 of $2,082,000 was attributable to capital spending of $1,667,000 and cash used to acquire American International Registrars Corporation ("AIR") of $380,000 and investment in life insurance of $35,000.

      Net cash provided by financing activities in the three months ended April 30, 2007 of $1,325,000 consisted primarily of proceeds from borrowings of $1,999,000, proceeds from stock options exercised of $111,000, partially offset by repayment of debt of $785,000. Net cash provided by financing activities in the three months ended April 30, 2006 of $1,569,000 consisted primarily of proceeds from borrowings of $9,543,000, proceeds from stock options exercised of $100,000, offset by repayment of debt of $4,181,000, and common stock repurchase of $3,893,000 from a former executive officer and director of the Company.

      The Company has a $16,500,000 revolving line of credit under its credit agreement with Comerica Bank California and First Bank. Comerica Bank California, as the agent, holds 60% of the line with First Bank, as the participant, holding 40% of the line. The interest rate is at the agent's prime rate minus 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The outstanding balance on the revolving line of credit at April 30, 2007 was $10,843,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $5,657,000 as of April 30, 2007. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in compliance with all of the covenants with its banks at April 30, 2007.

      The credit agreement with Comerica Bank California and First Bank also includes a $2,500,000 term loan to be repaid in 60 equal monthly payments and an equipment line of credit for $2,000,000. On March 29, 2006, the Company increased the term loan by an additional $3,900,000 to fund the repurchase of 792,266 shares of common stock from a former executive officer and director. On September 21, 2006, the agreement was amended again to include an additional equipment line of credit of $2,000,000 and an additional $2,000,000 term loan, to be repaid in 48 equal monthly payments, to fund the purchase of Dynamic Labs. The aggregate outstanding balance on the term loans at April 30, 2007 was $6,094,000. The aggregate outstanding balance on the equipment line of credit at April 30, 2007 was $3,316,000. The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 7.47%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at April 30, 2007 was $1,119,000.

      The balance of other notes payable collateralized by land and building was $2,365,000 at April 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's quantitative and qualitative market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended January 31, 2007, filed with the Securities and Exchange Commission on April 30, 2007.

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

Changes in Internal Controls Over Financial Reporting

      As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter ended April 30, 2007.

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

Item 1A. Risk Factors

      There have been no material changes in the Company's risk factors since the disclosure in the Company's Annual Report on Form 10-K for the year ended January 31, 2007 filed with the Securities and Exchange Commission on April 30, 2007.

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


                                  NATIONAL TECHNICAL SYSTEMS, INC.



Date:  June 13, 2007                    By:   /s/ Raffy Lorentzian
                                           -----------------------
                                        Raffy Lorentzian
                                        Senior Vice President
                                        Chief Financial Officer

                                        (Signing on behalf of the
                                        registrant and as principal
                                        financial officer)