Form 10-Q
period 2007-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2007-09-13
CIK 110536

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

      For the quarterly period ended July 31, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For transition period from __________ to ___________

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

The number of shares of common stock, no par value, outstanding as of September 11, 2007 was 8,814,351

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of
            July 31, 2007 (unaudited) and January 31, 2007                  3

            Unaudited Condensed Consolidated Statements of Income
            For the Six Months Ended July 31, 2007 and 2006                 4

            Unaudited Condensed Consolidated Statements of Income
            For the Three Months Ended July 31, 2007 and 2006               5

            Unaudited Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended July 31, 2007 and 2006                 6

            Notes to the Unaudited Condensed Consolidated Financial
            Statements                                                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.  Controls and Procedures                                           20

PART II. OTHER INFORMATION & SIGNATURE

Item 1.     Legal Proceedings                                              21

Item 1A.    Risk Factors                                                   21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    21

Item 3.     Defaults Upon Senior Securities                                21

Item 4      Submission of Matters to a Vote of Security Holders            21

Item 5.     Other Information                                              21

Item 6.     Exhibits                                                       21

            Signature                                                      22

PART I - FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                               At                 At
                                                                                            July 31,          January 31,
                                                                                              2007               2007
                                       ASSETS                                             (unaudited)
                                                                                         ---------------------------------
CURRENT ASSETS:
   Cash                                                                                  $   3,969,000       $   3,221,000
   Accounts receivable, less allowance for doubtful accounts
     of $944,000 at July 31, 2007 and $691,000 at January 31, 2007                          24,115,000          21,900,000
   Inventories, net                                                                          2,868,000           2,892,000
   Deferred income taxes                                                                     1,821,000           1,690,000
   Prepaid expenses                                                                          1,158,000             958,000
                                                                                         ---------------------------------
     Total current assets                                                                   33,931,000          30,661,000

Property, plant and equipment, at cost                                                     103,718,000         101,489,000
Less: accumulated depreciation                                                             (69,004,000)        (66,055,000)
                                                                                         ---------------------------------
     Net property, plant and equipment                                                      34,714,000          35,434,000

Goodwill                                                                                     4,390,000           4,126,000
Other assets                                                                                 5,328,000           4,618,000
                                                                                         ---------------------------------

            TOTAL ASSETS                                                                 $  78,363,000       $  74,839,000
                                                                                         =================================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                      $   5,300,000       $   5,843,000
   Accrued expenses                                                                          6,038,000           5,213,000
   Income taxes payable                                                                        144,000             401,000
   Deferred income                                                                           2,064,000             832,000
   Current installments of long-term debt                                                    3,610,000           3,285,000
                                                                                         ---------------------------------
     Total current liabilities                                                              17,156,000          15,574,000

Long-term debt, excluding current installments                                              19,412,000          19,238,000
Deferred income taxes                                                                        4,754,000           5,052,000
Deferred compensation                                                                          992,000             946,000
Minority interest                                                                              276,000             250,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued                          --                  --
   Common stock, no par value. Authorized, 20,000,000 shares; issued and
   outstanding, 8,814,000 as of July 31, 2007 and  8,717,000 as of January 31, 2007         13,504,000          12,863,000
   Retained earnings                                                                        22,332,000          20,971,000
   Accumulated other comprehensive loss                                                        (63,000)            (55,000)
                                                                                         ---------------------------------
     Total shareholders' equity                                                             35,773,000          33,779,000
                                                                                         ---------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  78,363,000       $  74,839,000
                                                                                         =================================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                   for Six Months Ended July 31, 2007 and 2006

                                                          2007                2006
                                                      -------------------------------
Net revenues                                          $ 60,829,000       $ 56,589,000
Cost of sales                                           45,685,000         43,772,000
                                                      -------------------------------
     Gross profit                                       15,144,000         12,817,000

Selling, general and administrative expense             12,082,000         11,157,000
Equity income from non-consolidated subsidiary             (71,000)          (135,000)
                                                      -------------------------------
   Operating income                                      3,133,000          1,795,000
Other income (expense):
   Interest expense, net                                  (932,000)          (812,000)
   Other income, net                                       127,000            129,000
                                                      -------------------------------
Total other expense, net                                  (805,000)          (683,000)

Income before income taxes and minority interest         2,328,000          1,112,000
Income taxes                                               942,000            474,000
                                                      -------------------------------

Income before minority interest                          1,386,000            638,000
Minority interest                                          (25,000)           (39,000)
                                                      -------------------------------

Net income                                            $  1,361,000       $    599,000
                                                      ===============================

Earnings per common share:
  Basic                                               $       0.16       $       0.07
                                                      ===============================
  Diluted                                             $       0.15       $       0.06
                                                      ===============================

Weighted average common shares outstanding               8,761,000          8,718,000
Dilutive effect of stock options                           620,000            799,000
                                                      -------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,381,000          9,517,000
                                                      ===============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                  for Three Months Ended July 31, 2007 and 2006

                                                           2007              2006
                                                      -------------------------------
Net revenues                                          $ 31,025,000       $ 28,438,000
Cost of sales                                           22,896,000         21,859,000
                                                      -------------------------------
     Gross profit                                        8,129,000          6,579,000

Selling, general and administrative expense              6,300,000          5,747,000
Equity income from non-consolidated subsidiary             (15,000)           (60,000)
                                                      -------------------------------
   Operating income                                      1,844,000            892,000
Other income (expense):
   Interest expense, net                                  (478,000)          (451,000)
   Other income (expense), net                             (29,000)           123,000
                                                      -------------------------------
Total other expense, net                                  (507,000)          (328,000)

Income before income taxes and minority interest         1,337,000            564,000
Income taxes                                               549,000            270,000
                                                      -------------------------------

Income before minority interest                            788,000            294,000
Minority interest                                          (18,000)           (47,000)
                                                      -------------------------------

Net income                                            $    770,000       $    247,000
                                                      ===============================

Earnings per common share
  Basic                                               $       0.09       $       0.03
                                                      ===============================
  Diluted                                             $       0.08       $       0.03
                                                      ===============================

Weighted average common shares outstanding               8,779,000          8,544,000
Dilutive effect of stock options                           664,000            899,000
                                                      -------------------------------
Weighted average common shares outstanding,
  assuming dilution                                      9,443,000          9,443,000
                                                      ===============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
               Unaudited Condensed Consolidated Statements of Cash
              Flows for the Six Months Ended July 31, 2007 and 2006

                                                                              2007              2006
                                                                          ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 1,361,000       $    599,000

Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization                                             3,013,000          2,819,000
  Recoveries on receivables                                                   254,000            111,000
  Undistributed earnings of affiliate                                          26,000             39,000
  Deferred income taxes                                                      (429,000)          (154,000)
  Tax benefit from stock option exercises                                     114,000            234,000
  Share based compensation                                                    195,000            319,000
  Net gain on insurance claim                                                 (97,000)                --
  Changes in operating assets and liabilities (net of acquisitions):
    Accounts receivable                                                    (2,469,000)        (2,116,000)
    Inventories                                                                24,000            104,000
    Prepaid expenses                                                         (200,000)          (343,000)
    Other assets and intangibles                                             (477,000)          (554,000)
    Accounts payable                                                         (543,000)           521,000
    Accrued expenses                                                          825,000         (1,067,000)
    Income taxes payable                                                     (257,000)          (594,000)
    Deferred income                                                         1,232,000            682,000
    Deferred compensation                                                      46,000             29,000
    Income taxes receivable                                                        --           (107,000)
                                                                          ------------------------------
Net cash provided by operating activities                                   2,618,000            522,000
                                                                          ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                (2,229,000)        (3,083,000)
  Investment in life insurance                                                (90,000)           (91,000)
  Acquisitions of businesses                                                 (471,000)          (773,000)
  Net proceeds from insurance claim                                            97,000                 --
                                                                          ------------------------------
Net cash used for investing activities                                     (2,693,000)        (3,947,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                                  2,767,000         10,292,000
  Repayments of current and long-term debt                                 (2,268,000)        (4,858,000)
  Proceeds from stock options exercised                                       332,000            424,000
  Common stock repurchase                                                          --         (3,893,000)
                                                                          ------------------------------
Net cash provided by financing activities                                     831,000          1,965,000
                                                                          ------------------------------
Effect of exchange rate changes on cash                                        (8,000)           (19,000)
                                                                          ------------------------------

Net increase (decrease) in cash                                               748,000         (1,479,000)
Beginning cash balance                                                      3,221,000          4,196,000
                                                                          ------------------------------

ENDING CASH BALANCE                                                       $ 3,969,000       $  2,717,000
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

      The statements presented as of and for the six months ended July 31, 2007 and 2006 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $549,000 and $942,000 for the three and six months ended July 31, 2007, respectively, and $270,000 and $474,000 for the three and six months ended July 31, 2006, respectively.

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation was effective for our fiscal year beginning February 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. The Company's policy is to reflect penalties and interest as part of income tax expense when and if they become applicable.

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

3.    Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the six months ended July 31, 2007 the foreign currency translation adjustment resulted in a loss of $8,000 and total comprehensive income was $1,353,000. During the six months ended July 31, 2006 the foreign currency translation adjustment resulted in a loss of $19,000 and total comprehensive income was $580,000.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the six months ended July 31, 2007 was $961,000 and $1,079,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 2006 was $822,000 and

      $1,053,000, respectively.

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

8.    Intangible Assets

      The  Company  accounts  for  goodwill  and  other  intangible   assets  in
      accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairment through July 31, 2007.

      As of July 31, 2007 and January 31, 2007, the Company had the following acquired intangible assets:

                                                       July 31, 2007                               January 31, 2007
                                     ----------------------------------------------   ----------------------------------------------
                                       Gross                    Net       Estimated     Gross                    Net       Estimated
                                      Carrying      Accum.    Carrying      Useful    Carrying      Accum.    Carrying      Useful
                                       Amount       Amort.     Amount        Life      Amount       Amort.     Amount        Life
Intangible assets subject to
amortization:

Covenants not to compete             $ 649,000    $ 166,000  $   483,000  3-5 years  $ 299,000    $ 135,000  $   164,000   3-5 years
Customer relationships                 312,000       48,000      264,000  3 years      105,000       15,000       90,000   3 years
                                     -----------------------------------             -----------------------------------
  Total                              $ 961,000    $ 214,000  $   747,000             $ 404,000    $ 150,000  $   254,000
                                     ===================================             ===================================
Intangible assets not subject to
amortization:

Goodwill                                                     $ 4,390,000                                     $ 4,126,000
                                                             ===========                                     ===========

Amortization expense for intangible assets subject to amortization was $64,000 and $5,000 for the six months ended July 31, 2007 and 2006, respectively.

9.    Employee Equity Incentive Plans

      The Company has two employee incentive stock option plans: the "2002 stock option plan" and the "2006 equity incentive plan." The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

      Additional information with respect to the option plans as of July 31, 2007 is as follows:

                                                                               Weighted Avg.
                                                           Weighted Avg.    Remaining Contract      Aggregate
                                              Shares      Exercise Price       Life in years     Intrinsic Value
                                          ------------------------------    ------------------------------------
      Outstanding at February 1, 2007       1,861,842       $     3.90
      Granted                                      --               --
      Exercised                              (102,533)            3.54
      Canceled or expired                      (6,500)            5.19
                                            --------------------------
      Outstanding at July 31, 2007          1,752,809       $     3.92                4.34          $4,500,000
                                            ==========================          ==============================
      Exercisable at July 31, 2007          1,565,059       $     3.82                3.92          $4,166,000
                                            ==========================          ==============================

      Compensation expense related to stock options was $149,000 and $318,000 for the six months ended July 31, 2007 and 2006, respectively. Compensation expense related to stock options was $69,000 and $150,000 for the three months ended July 31, 2007 and 2006, respectively. As of July 31, 2007, there was $209,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of 30 months.

      The Company's non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to these grants was $46,000 for the six months ended July 31, 2007. During the first six months of fiscal 2008, 43,766 non-vested shares were granted at a grant price of $7.00 per share. As of July 31, 2007, there was $535,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 47 months.

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

11.   Segments

      The following table presents summarized information by segment:

                                                                               Six Months Ended
                                                                        --------------------------------
                                                                        July 31, 2007      July 31, 2006
                                                                        -------------      -------------
      Revenues by segment:
        Engineering & Evaluation                                        $  44,224,000      $  38,354,000
        Technical Solutions                                                16,605,000         18,235,000
                                                                        -------------      -------------
          Total revenues                                                $  60,829,000      $  56,589,000
                                                                        =============      =============

      Operating income by segment:
        Engineering & Evaluation                                        $   2,995,000      $   1,715,000
        Technical Solutions                                                   138,000             80,000
                                                                        -------------      -------------
          Total operating income                                        $   3,133,000      $   1,795,000
                                                                        =============      =============

      Income before income taxes and minority interest by segment:
        Engineering & Evaluation                                        $   2,222,000      $   1,005,000
        Technical Solutions                                                   106,000            107,000
                                                                        -------------      -------------
          Total income before income taxes and minority interest        $   2,328,000      $   1,112,000
                                                                        =============      =============

      Assets by segment:
        Engineering & Evaluation                                        $  63,873,000      $  57,700,000
        Technical Solutions                                                 8,660,000          8,990,000
        Corporate                                                           5,830,000          6,017,000
                                                                        -------------      -------------
          Total assets                                                  $  78,363,000      $  72,707,000
                                                                        =============      =============

12.   Acquisition of TRA Certification, Inc.

      On May 31, 2007, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the assets of TRA Certification, Inc. ("TRA"), located in Elkhart, Indiana, for a total purchase price of $821,000. The Company paid $471,000 in cash and will pay an additional $350,000 which is payable in five annual payments of $70,000 each, starting upon the first anniversary of the purchase. All existing TRA customers and associated certifications and backlog were transferred to NQA, USA. The preliminary purchase price was allocated $350,000 to covenant not to compete, $207,000 to customer relationships and $264,000 to goodwill. The results of operations for TRA are included in the Company's consolidated statement of income from June 1, 2007 to July 31, 2007.

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

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the six month period ended July 31, 2007.

RESULTS OF OPERATIONS

REVENUES

Six months ended July 31,       2007      % Change        2006           Diff
                              ------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation      $  44,224     15.3%       $  38,354    $   5,870
Technical Solutions              16,605     (8.9)%         18,235       (1,630)
                              ---------                 ----------------------
  Total revenues              $  60,829      7.5%       $  56,589    $   4,240
                              =========                 ======================

      For the six months ended July 31, 2007, consolidated revenues increased by $4,240,000 or 7.5% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the six months ended July 31, 2007, Engineering & Evaluation segment revenues increased by $5,870,000 or 15.3% when compared to the same period in fiscal 2007, primarily due to strong revenues from aerospace and defense contracts and additional revenues of approximately $1,300,000 from new acquisitions. The Company's Camden facility has recently received large contracts from its existing customers and from the Army. The Company also experienced modest increases in revenues in all other markets it serves.

Technical Solutions:

      For the six months ended July 31, 2007, Technical Solutions segment revenues decreased by $1,630,000 or 8.9% when compared to the same period in fiscal 2007, primarily due to the decrease in contractor headcount as demand fell with certain clients.

GROSS PROFIT

Six months ended July 31,         2007     % Change      2006            Diff
                              -------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation      $   12,217      25.1%    $   9,762       $  2,455
% to segment revenue                27.6%                   25.5%          2.2%

Technical Solutions                2,927      (4.2)%       3,055           (128)
% to segment revenue                17.6%                   16.8%          0.9%
                              ----------               ------------------------
Total                         $   15,144      18.2%    $  12,817       $  2,327
                              ==========               ========================
% to total revenue                  24.9%                   22.6%           2.2%

      Total gross profit for the six months ended July 31, 2007 increased by $2,327,000 or 18.2% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the six months ended July 31, 2007, gross profit for the Engineering & Evaluation segment increased by $2,455,000 or 25.1% when compared to the same period in fiscal 2007, primarily due to the increased revenues discussed above and the effect of fixed costs not increasing proportionately with sales.

Technical Solutions:

      For the six months ended July 31, 2007, gross profit decreased by $128,000 or 4.2% in the Technical Solutions segment when compared to the same period in fiscal 2007. This decrease was primarily due to the lower revenues discussed above, offset by an increase in margins due to the higher mix of permanent placement revenues in the first quarter of the current year, when compared to the same period in the prior year.

SELLING, GENERAL & ADMINISTRATIVE

Six months ended July 31,        2007    % Change       2006             Diff
                              -------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation      $  9,293      13.6%    $    8,182       $   1,111
% to segment revenue              21.0%                    21.3%          -0.3%

Technical Solutions              2,789      (6.3)%        2,975            (186)
% to segment revenue              16.8%                    16.3%            0.5%
                              --------               --------------------------
Total                         $ 12,082       8.3%    $   11,157       $     925
                              ========               ==========================
% to total revenue                19.9%                    19.7%            0.1%

      Total selling, general and administrative expenses increased $925,000 or 8.3% for the six months ended July 31, 2007 when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the six months ended July 31, 2007, selling, general and administrative expenses increased by $1,111,000 or 13.6% when compared to the same period in fiscal 2007, primarily due to higher selling and incentive compensation costs associated with the increased revenues and margins discussed above and additional costs related to professional and accounting fees.

Technical Solutions:

      For the six months ended July 31, 2007, selling, general and administrative expenses decreased by $186,000 or 6.3% when compared to the same period in fiscal 2007, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the six months ended July 31, 2007, equity income from XXCAL Japan was $71,000, compared to $135,000 for the same period in fiscal 2007. This decrease was primarily due to a decline in revenues in the second quarter of the current year. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Six months ended July 31,        2007     % Change       2006           Diff
                              ------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation      $   2,995     74.6%      $   1,715     $   1,280
% to segment revenue                6.8%                     4.5%          2.3%

Technical Solutions                 138     72.5%             80            58
% to segment revenue                0.8%                     0.4%          0.4%
                              ---------                -----------------------
Total                         $   3,133     74.5%      $   1,795     $   1,338
                              =========                =======================
% to total revenue                  5.2%                     3.2%          2.0%

      Operating income for the six months ended July 31, 2007 increased by $1,338,000 or 74.5% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the six months ended July 31, 2007, operating income in the Engineering & Evaluation segment increased by $1,280,000 or 74.6% when compared to the same period in fiscal 2007, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Technical Solutions:

      For the six months ended July 31, 2007, operating income in the Technical Solutions segment increased by $58,000 or 72.5% when compared to the same period in fiscal 2007, primarily as a result of the decrease in selling, general and administrative expenses and the higher mix of permanent placement revenues, discussed above.

INTEREST EXPENSE

      Net interest expense increased by $120,000 in the six months ended July 31, 2007 when compared to the same period in the prior year, primarily due to slightly higher interest rate levels for the six months ended July 31, 2007 and higher average debt balances for the six months ended July 31, 2007 when compared with the same period last year.

OTHER INCOME

      Other income was $127,000 for the six months ended July 31, 2007, compared to $129,000 for the same period in the prior year. Other income in the current year includes proceeds received from insurance recoveries.

INCOME TAXES

      The income tax provision rate of 40.5% for the six months ended July 31, 2007 is based on the estimated provision accrual for fiscal year ending January 31, 2008. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the six months ended July 31, 2007 was $1,361,000 compared to $599,000 for the same period in fiscal 2007, an increase of $762,000 or 127%. This increase was primarily due to the higher operating income, partially offset by higher interest expense and higher income taxes.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three month period ended July 31, 2007.

RESULTS OF OPERATIONS

REVENUES
Three months ended July 31,    2007       % Change        2006          Diff
                             --------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation     $  22,815      18.6%       $  19,230     $   3,585
Technical Solutions              8,210     (10.8)%          9,208          (998)
                             ---------                  -----------------------
  Total revenues             $  31,025       9.1%       $  28,438     $   2,587
                             =========                  =======================

      For the three months ended July 31, 2007, consolidated revenues increased by $2,587,000 or 9.1% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended July 31, 2007, Engineering & Evaluation segment revenues increased by $3,585,000 or 18.6% when compared to the same period in fiscal 2007, due to strong revenues from the aerospace, defense and power products markets. The Company's Camden facility has recently received large contracts from its existing customers and from the Army.

Technical Solutions:

      For the three months ended July 31, 2007, Technical Solutions segment revenues decreased by $998,000 or 10.8% when compared to the same period in fiscal 2007, primarily due to the decrease in contractor headcount as demand fell with certain clients.

GROSS PROFIT

Three months ended July 31,      2007      % Change        2006          Diff
                              -------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation      $   6,700       36.0%     $   4,928     $   1,772
% to segment revenue               29.4%                     25.6%          3.7%

Technical Solutions               1,429      (13.4)%        1,651          (222)
% to segment revenue               17.4%                     17.9%         -0.5%
                              ---------                 -----------------------
Total                         $   8,129       23.6%     $   6,579     $   1,550
                              =========                 =======================
% to total revenue                 26.2%                     23.1%          3.1%

      Total gross profit for the three months ended July 31, 2007 increased by $1,550,000 or 23.6% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended July 31, 2007, gross profit for the Engineering & Evaluation segment increased by $1,772,000 or 36.0% when compared to the same period in fiscal 2007, primarily due to the increased revenues discussed above and the effect of fixed costs not increasing proportionately with sales.

Technical Solutions:

      For the three months ended July 31, 2007, gross profit decreased by $222,000 or 13.4% in the Technical Solutions segment when compared to the same period in fiscal 2007, primarily due to the decreased revenues discussed above.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended July 31,     2007      % Change        2006           Diff
                              -------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation      $  4,887      16.0%       $  4,214       $    673
% to segment revenue              21.4%                     21.9%          -0.5%

Technical Solutions              1,413      (7.8)%         1,533           (120)
% to segment revenue              17.2%                     16.6%           0.6%
                              --------                  -----------------------
Total                         $  6,300       9.6%       $  5,747       $    553
                              ========                  =======================
% to total revenue                20.3%                     20.2%           0.1%

         Total selling, general and administrative expenses increased $553,000 or 9.6% for the three months ended July 31, 2007 when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended July 31, 2007, selling, general and administrative expenses increased by $673,000 or 16.0% when compared to the same period in fiscal 2007, primarily due to higher selling and incentive compensation costs associated with the increased revenues and margins discussed above and additional costs related to professional and accounting fees.

Technical Solutions:

      For the three months ended July 31, 2007, selling, general and administrative expenses decreased by $120,000 or 7.8% when compared to the same period in fiscal 2007, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the three months ended July 31, 2007, equity income from XXCAL Japan was $15,000, compared to $60,000 for the same period in fiscal 2007. This decrease was primarily due to a decline in revenues in the current quarter. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Three months ended July 31,     2007     % Change         2006           Diff
                              ------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation      $  1,828     136.2%       $   774       $  1,054
% to segment revenue               8.0%                     4.0%           4.0%

Technical Solutions                 16     (86.4)%          118           (102)
% to segment revenue               0.2%                     1.3%          (1.1)%
                              --------                  ----------------------
Total                         $  1,844     106.7%       $   892       $    952
                              ========                  ======================
% to total revenue                 5.9%                     3.1%          2.8%

      Operating income for the three months ended July 31, 2007 increased by $952,000 or 106.7% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended July 31, 2007, operating income in the Engineering & Evaluation segment increased by $1,054,000 or 136.2% when compared to the same period in fiscal 2007, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Technical Solutions:

      For the three months ended July 31, 2007, operating income in the Technical Solutions segment decreased by $102,000 or 86.4% when compared to the same period in fiscal 2007, as a result of the decrease in gross profit, partially offset by a decrease in selling, general and administrative expenses.

INTEREST EXPENSE

      Net interest expense increased by $27,000 in the three months ended July 31, 2007 when compared to the same period in the prior year, primarily due to higher average debt balances for the three months ended July 31, 2007 when compared with the same period last year.

OTHER INCOME

      Other income decreased by $152,000 in the three months ended July 31, 2007 when compared to the same period in the prior year, primarily due to a reduction in deferred compensation expense in the three months ended July 31, 2006.

INCOME TAXES

      The income tax provision rate of 41.1% for the three months ended July 31, 2007 is based on the estimated provision accrual for fiscal year ending January 31, 2008. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the three months ended July 31, 2007 was $770,000, an increase of $523,000 when compared to the same period in fiscal 2007. This increase was primarily due to the higher operating income, partially offset by lower other income, higher interest expense and higher taxes.

OFF BALANCE SHEET ARRANGEMENT

      None.

BUSINESS ENVIRONMENT

      In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

      The defense and aerospace markets generate approximately 60% of the Company's overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Government research and development funding specifically for defense has increased this year. In line with this additional funding, is the recently announced contract received from the U.S. Army to test Insensitive Munitions (munitions that will not detonate under any conditions other than their intended mission to destroy a target). In addition, both the commercial and military aerospace markets are strengthening and it is anticipated that this growth will continue for the next several years. Also, the increase in government outsourcing activity has created additional opportunities for NTS. An example of the outsourcing activity is the recently announced agreement to transfer the complete dynamics and environmental test Laboratory from the U.S. Navy's NSWC Panama City, Florida base to the Company's Camden, Arkansas operations facility. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has experienced an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at its laboratories. The Company is experiencing a moderate increase in its aerospace business this year.

      The trend in the telecommunications market appears to be stable in the short term and is expected to grow in the future. Carriers are deploying voice, video and data using fiber networks. This may increase the demand for certification of suppliers' premises equipment, and certification of additional central office equipment. The Company has been approved as an Independent Test laboratory (ITL) by the regional bell operating companies (RBOCs) to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications (NEBS). The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an ITL to offer Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as RBOCs upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy "triple play" (voice, video, and broadband) offerings over FTTP (fiber to the premises) passive fiber networks (PON). The Company is currently evaluating the overall compliance requirements for the deployment of Broadband wireless products and how best to position NTS to service the anticipated growth of this technology. The

Company anticipates a moderate increase in the telecom business.

      The transportation market and power markets have been stable with the Company continuing to experience a decrease in the transportation business at its Detroit facility, while the Company has recently experienced a moderate increase in the power business.

      The computer and electronics markets have been stable. The Company anticipates growth in these markets as it captures additional market share due to the planned international expansion. Currently NTS is developing compliance and interoperabiltiy testing for emerging technologies; Multimedia over Coax Cable (MoCA), Video Electronics Standards (VESA), WiMedia, satellite radio and electronic product compliance for Zune applications. The Company believes these compliance activities will have applicability in both the Asian and US markets.

      In the Technical Solutions segment (TS), the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs with a focus on IT and engineering. Over the past few years, the IT general services business transferred to off-shore facilities and became a commodity service for some of the Company's largest competitors. In 2003, the Company deployed a transformation strategy which focused on meeting the anticipated increase in demand for specialized IT, compliance, engineering support services at Company locations. As part of this strategy, the Company developed a proprietary database and put in place a customer service team which maintains relationships and manages the availability of the technical experts who support these specialized services. TS continues to differentiate itself from its competitors by using NTS' testing, engineering and compliance capabilities to maximize its customers' return on human assets.

      Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $2,618,000 in the six months ended July 31, 2007 primarily consisted of net income of $1,361,000 adjusted for non-cash items of $3,013,000 in depreciation and amortization, share based compensation of $195,000, partially offset by changes in working capital of $1,819,000 and other non cash items of $132,000. Net cash provided by operating activities of $522,000 in the six months ended July 31, 2006 primarily consisted of net income of $599,000 adjusted for non-cash items of $2,819,000 in depreciation and amortization, share based compensation of $319,000, other non cash items of $230,000, partially offset by changes in working capital of $3,445,000.

      Cash used for investing activities in the six months ended July 31, 2007 of $2,693,000 was primarily attributable to capital spending of $2,229,000, cash used to acquire TRA Certification, Inc. of $471,000 and investment in life insurance of $90,000, partially offset by net proceeds from insurance claim of $97,000. Cash used for investing activities in the six months ended July 31, 2006 of $3,947,000 was attributable to capital spending of $3,083,000, cash used to acquire American International Registrars Corporation ("AIR") of $386,000, cash used to acquire B&B Technologies of $387,000 and investment in life insurance of $91,000.

      Net cash provided by financing activities in the six months ended July 31, 2007 of $831,000 consisted primarily of proceeds from borrowings of $2,767,000 and proceeds from stock options exercised of $332,000, partially offset by repayment of debt of $2,268,000. Net cash provided by financing activities in the six months ended July 31, 2006 of $1,965,000 consisted of proceeds from borrowings of $10,292,000 and proceeds from stock options exercised of $424,000, partially offset by repayment of debt of $4,858,000 and common stock repurchase of $3,893,000 from an executive officer and director of the Company.

      The Company has a $16,500,000 revolving line of credit under its credit agreement with Comerica Bank California and First Bank. Comerica Bank California, as the agent, holds 60% of the line with First Bank, as the participant, holding 40% of the line. The interest rate is at the agent's prime rate minus 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The outstanding balance on the revolving line of credit at July 31, 2007 was $10,643,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $5,857,000 as of July 31, 2007. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in compliance with all of the covenants with its banks at July 31, 2007.

      The credit agreement with Comerica Bank California and First Bank also includes a $2,500,000 term loan to be repaid in 60 equal monthly payments and an equipment line of credit for $2,000,000. On March 29, 2006, the Company increased the term loan by an additional $3,900,000 to fund the repurchase of 792,266 shares of common stock from a former executive officer and director. On September 21, 2006, the agreement was amended again to include an additional equipment line of credit of $2,000,000 and an additional $2,000,000 term loan, to be repaid in 48 equal monthly payments, to fund the purchase of Dynamic Labs. The aggregate outstanding balance on the term loans at July 31, 2007 was $5,600,000. The aggregate outstanding balance on the equipment line of credit at July 31, 2007 was $3,458,000. The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 7.47%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at July 31, 2007 was $1,006,000.

      The balance of other notes payable collateralized by land and building was $2,315,000 at July 31, 2007.

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

Changes in Internal Controls Over Financial Reporting

      As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter ended July 31, 2007.

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

      None.

Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of shareholders held on July 12, 2007, four nominees of the Board of Directors were elected directors for three year terms as Class II Directors expiring on the date of the annual meeting in 2010. The votes were as follows:

      ---------------------------------------------------------------------
                                                     For          Withheld
      ---------------------------------------------------------------------
      Ralph Clements                              7,209,752        991,981
      ---------------------------------------------------------------------
      Aaron Cohen                                 7,209,722        992,011
      ---------------------------------------------------------------------
      Donald Tringali                             7,209,981        991,752
      ---------------------------------------------------------------------
      Dan Yates                                   7,209,981        991,752
      ---------------------------------------------------------------------

      The shareholders of the Company voted to ratify Ernst & Young LLP as auditors for the year ending January 31, 2008. The results of the vote of the shareholders were as follows:

      --------------------------------------------------------------------------
                                                      For      Against   Abstain
      --------------------------------------------------------------------------
      Ratify Ernst & Young LLP as auditors for
      the year ending January 31, 2008             7,241,977   958,551    1,206
      --------------------------------------------------------------------------

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

                                 NATIONAL TECHNICAL SYSTEMS, INC.


Date:    September 13, 2007             By: /s/ Raffy Lorentzian
     --------------------------             -------------------------------
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