Form 10-Q
period 2007-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2007-12-13
CIK 110536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                           ---------------------------

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended October 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For transition period from ________________ to _________________

                                     0-16438
                            ------------------------
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                   95-4134955
      ------------------------                        -------------------
      (State of incorporation)                         (I.R.S. Employer
                                                      Identification No.)

            24007 Ventura Boulevard, Suite 200, Calabasas, California
            ---------------------------------------------------------
                    (Address of principal executive offices)

                       (818) 591-0776                                91302
    ----------------------------------------------------           ----------
    (Registrant's telephone number, including area code)           (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer | |    Accelerated filer | |   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES | | NO |X|

The number of shares of common stock, no par value, outstanding as of December 11, 2007 was 8,829,168.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

                                                                                Page No.
Item 1. Financial Statements:

             Condensed Consolidated Balance Sheets as of
             October 31, 2007 (unaudited) and January 31, 2007                      3

             Unaudited Condensed Consolidated Statements of Income
             For the Nine Months Ended October 31, 2007 and 2006                    4

             Unaudited Condensed Consolidated Statements of Income
             For the Three Months Ended October 31, 2007 and 2006                   5

             Unaudited Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended October 31, 2007 and 2006                    6

             Notes to the Unaudited Condensed Consolidated Financial
             Statements                                                             7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                 20

Item 4. Controls and Procedures                                                    20

PART II. OTHER INFORMATION & SIGNATURE

Item 1.      Legal Proceedings                                                     21

Item 1A.     Risk Factors                                                          21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds           21

Item 3.      Defaults Upon Senior Securities                                       21

Item 4       Submission of Matters to a Vote of Security Holders                   21

Item 5.      Other Information                                                     21

Item 6.      Exhibits                                                              21

             Signature                                                             22

PART I - FINANCIAL
ITEM 1.  FINANCIAL STATEMENTS

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                             At              At
                                                        October 31,      January 31,
                                                            2007            2007
                         ASSETS                         (unaudited)
                                                        -----------------------------
CURRENT ASSETS:
   Cash                                                 $  2,961,000    $   3,221,000
   Accounts receivable, less allowance for doubtful
     accounts of $972,000 at October 31, 2007 and
     $691,000 at January 31, 2007                         25,074,000       21,900,000
   Inventories, net                                        2,853,000        2,892,000
   Deferred income taxes                                   1,822,000        1,690,000
   Prepaid expenses                                        1,149,000          958,000
                                                        -----------------------------
     Total current assets                                 33,859,000       30,661,000

Property, plant and equipment, at cost                   105,218,000      101,489,000
Less: accumulated depreciation                           (70,492,000)     (66,055,000)
                                                        -----------------------------
     Net property, plant and equipment                    34,726,000       35,434,000

Goodwill                                                   4,390,000        4,126,000
Other assets                                               5,403,000        4,618,000
                                                        -----------------------------

            TOTAL ASSETS                                $ 78,378,000    $  74,839,000
                                                        =============================

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $  5,746,000    $   5,843,000
   Accrued expenses                                        6,293,000        5,213,000
   Income taxes payable                                       81,000          401,000
   Deferred income                                         1,686,000          832,000
   Current installments of long-term debt                  3,700,000        3,285,000
                                                        -----------------------------
     Total current liabilities                            17,506,000       15,574,000

Long-term debt, excluding current installments            18,538,000       19,238,000
Deferred income taxes                                      4,591,000        5,052,000
Deferred compensation                                      1,036,000          946,000
Minority interest                                            296,000          250,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares
     authorized; none issued                                      --               --
   Common stock, no par value. Authorized, 20,000,000
   shares; issued and outstanding, 8,829,000 as of
     October 31, 2007 and 8,717,000 as of
     January 31, 2007                                     13,617,000       12,863,000
   Retained earnings                                      22,863,000       20,971,000
   Accumulated other comprehensive loss                      (69,000)         (55,000)
                                                        -----------------------------
     Total shareholders' equity                           36,411,000       33,779,000
                                                        -----------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 78,378,000    $  74,839,000
                                                        =============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                 for Nine Months Ended October 31, 2007 and 2006

                                                            2007            2006
                                                        -----------------------------
Net revenues                                            $ 91,832,000    $  86,398,000
Cost of sales                                             68,983,000       66,726,000
                                                        -----------------------------
     Gross profit                                         22,849,000       19,672,000

Selling, general and administrative expense               18,146,000       16,791,000
Equity income from non-consolidated subsidiary               (63,000)        (192,000)
                                                        -----------------------------
   Operating income                                        4,766,000        3,073,000
Other income (expense):
   Interest expense, net                                  (1,380,000)      (1,312,000)
   Other income, net                                         121,000          171,000
                                                        -----------------------------
Total other expense, net                                  (1,259,000)      (1,141,000)

Income before income taxes and minority interest           3,507,000        1,932,000
Income taxes                                               1,469,000          849,000
                                                        -----------------------------

Income before minority interest                            2,038,000        1,083,000
Minority interest                                            (46,000)         (75,000)
                                                        -----------------------------

Net income                                              $  1,992,000    $   1,008,000
                                                        =============================

Earnings per common share:
  Basic                                                 $       0.23    $        0.12
                                                        =============================
  Diluted                                               $       0.21    $        0.11
                                                        =============================

Weighted average common shares outstanding                 8,782,000        8,704,000
Dilutive effect of stock options                             653,000          822,000
                                                        -----------------------------
Weighted average common shares outstanding,
  assuming dilution                                        9,435,000        9,526,000
                                                        =============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
                for Three Months Ended October 31, 2007 and 2006

                                                            2007            2006
                                                        -----------------------------
Net revenues                                            $ 31,003,000    $  29,809,000
Cost of sales                                             23,298,000       22,954,000
                                                        -----------------------------
     Gross profit                                          7,705,000        6,855,000

Selling, general and administrative expense                6,064,000        5,634,000
Equity loss (income) from non-consolidated subsidiary          8,000          (57,000)
                                                        -----------------------------
   Operating income                                        1,633,000        1,278,000
Other income (expense):
   Interest expense, net                                    (448,000)        (500,000)
   Other income (expense), net                                (6,000)          42,000
                                                        -----------------------------
Total other expense, net                                    (454,000)        (458,000)

Income before income taxes and minority interest           1,179,000          820,000
Income taxes                                                 527,000          375,000
                                                        -----------------------------

Income before minority interest                              652,000          445,000
Minority interest                                            (21,000)         (36,000)
                                                        -----------------------------

Net income                                              $    631,000    $     409,000
                                                        =============================

Earnings per common share
  Basic                                                 $       0.07    $        0.05
                                                        =============================
  Diluted                                               $       0.07    $        0.04
                                                        =============================

Weighted average common shares outstanding                 8,822,000        8,676,000
Dilutive effect of stock options                             711,000          819,000
                                                        -----------------------------
Weighted average common shares outstanding,
  assuming dilution                                        9,533,000        9,495,000
                                                        =============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               for the Nine Months Ended October 31, 2007 and 2006

                                                            2007            2006
                                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  1,992,000    $   1,008,000

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            4,560,000        4,298,000
  Recoveries on receivables                                  281,000           22,000
  Undistributed earnings of affiliate                         46,000           75,000
  Deferred income taxes                                     (593,000)        (291,000)
  Tax benefit from stock option exercises                    117,000          276,000
  Share based compensation                                   283,000          447,000
  Net gain on insurance claim                                (97,000)              --
  Changes in operating assets and liabilities
  (net of acquisitions):
    Accounts receivable                                   (3,455,000)      (2,523,000)
    Inventories                                               39,000         (579,000)
    Prepaid expenses                                        (191,000)        (247,000)
    Other assets and intangibles                            (618,000)          29,000
    Accounts payable                                         (97,000)         164,000
    Accrued expenses                                       1,080,000       (1,428,000)
    Income taxes payable                                    (320,000)        (309,000)
    Deferred income                                          854,000          243,000
    Deferred compensation                                     90,000           59,000
    Income taxes receivable                                       --           10,000
                                                        -----------------------------
Net cash provided by operating activities                  3,971,000        1,254,000
                                                        -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (3,729,000)      (4,545,000)
  Investment in life insurance                              (133,000)        (143,000)
  Acquisitions of businesses                                (471,000)      (3,054,000)
  Net proceeds from insurance claim                           97,000               --
                                                        -----------------------------
Net cash used for investing activities                    (4,236,000)      (7,742,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from current and long-term debt                 2,767,000       14,436,000
  Repayments of current and long-term debt                (3,052,000)      (6,897,000)
  Cash dividends paid by NQA, Inc.                           (50,000)              --
  Proceeds from stock options exercised                      354,000          592,000

  Common stock repurchase                                         --       (3,893,000)
                                                        -----------------------------
Net cash provided by financing activities                     19,000        4,238,000
                                                        -----------------------------
Effect of exchange rate changes on cash                      (14,000)         (61,000)
                                                        -----------------------------

Net decrease in cash                                        (260,000)      (2,311,000)
Beginning cash balance                                     3,221,000        4,196,000
                                                        -----------------------------

ENDING CASH BALANCE                                     $  2,961,000    $   1,885,000
                                                        =============================

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

      The statements presented as of and for the three and nine months ended October 31, 2007 and 2006 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $527,000 and $1,469,000 for the three and nine months ended October 31, 2007, respectively, and $375,000 and $849,000 for the three and nine months ended October 31, 2006, respectively.

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation was effective for the fiscal year beginning February 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. The Company's policy is to reflect penalties and interest as part of income tax expense when and if they become applicable.

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

3.    Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation. During the nine months ended October 31, 2007 the foreign currency translation adjustment resulted in a loss of $14,000 and total comprehensive income was $1,978,000. During the nine months ended October 31, 2006 the foreign currency translation adjustment resulted in a loss of $61,000 and total comprehensive income was $947,000.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes for the nine months ended October 31, 2007 was $1,426,000 and $1,791,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2006 was $1,342,000 and $1,149,000, respectively.

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

8.    Intangible Assets

      The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairment through October 31, 2007.

      As of October 31, 2007 and January 31, 2007, the Company had the following acquired intangible assets:

                                             October 31, 2007                                    January 31, 2007
                             -----------------------------------------------     ----------------------------------------------
                               Gross                     Net       Estimated      Gross                    Net        Estimated
                              Carrying     Accum.      Carrying     Useful       Carrying     Accum.     Carrying      Useful
                               Amount      Amort.       Amount       Life         Amount      Amort.      Amount        Life
Intangible assets subject
to amortization:

Covenants not to compete     $ 649,000   $ 194,000   $   455,000   3-5 years     $ 299,000   $ 135,000  $   164,000   3-5 years
Customer relationships         312,000      79,000       233,000   3 years         105,000      15,000       90,000   3 years
                             -----------------------------------                 ----------------------------------
  Total                      $ 961,000   $ 273,000   $   688,000                 $ 404,000   $ 150,000  $   254,000
                             ===================================                 ==================================
Intangible assets not
subject to amortization:

Goodwill                                             $ 4,390,000                                        $ 4,126,000
                                                     ===========                                        ===========

      Amortization expense for intangible assets subject to amortization was $123,000 and $21,000 for the nine months ended October 31, 2007 and 2006, respectively.

9.    Employee Equity Incentive Plans

      The Company has two employee incentive stock option plans: the "2002 stock option plan" and the "2006 equity incentive plan." The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

      Additional information with respect to the option plans as of October 31, 2007 is as follows:

                                                                          Weighted Avg.
                                                      Weighted Avg.    Remaining Contract         Aggregate
                                        Shares       Exercise Price      Life in years         Intrinsic Value
                                    -------------------------------    ---------------------------------------
Outstanding at February 1, 2007       1,861,842      $         3.90
Granted                                      --                  --
Exercised                              (106,533)               3.58
Canceled or expired                     (10,500)               5.88
                                    -------------------------------
Outstanding at October 31, 2007       1,744,809      $         3.91                  4.09      $     4,683,000
                                    ===============================    =======================================
Exercisable at October 31, 2007       1,566,809      $         3.81                  3.69      $     4,350,000
                                    ===============================    =======================================

      Compensation expense related to stock options was $199,000 and $439,000 for the nine months ended October 31, 2007 and 2006, respectively. Compensation expense related to stock options was $50,000 and $121,000 for the three months ended October 31, 2007 and 2006, respectively. As of October 31, 2007, there was $159,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of 27 months.

      The Company's non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to these grants was $84,000 for the nine months ended October 31, 2007. In fiscal year 2007, 43,270 non-vested shares were granted at a grant price of $7.08 of which 10,817 became vested in the current year. During the first nine months of fiscal 2008, an additional 43,766 non-vested shares were granted at a grant price of $7.00 per share. As of October 31, 2007, there was $495,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 44 months.

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

11.   Segments

      The following table presents summarized information by segment:

                                                                          Nine Months Ended
                                                                 ------------------------------------
                                                                 October 31, 2007    October 31, 2006
                                                                 ----------------    ----------------
Revenues by segment:
  Engineering & Evaluation                                       $     67,560,000    $     59,060,000
  Technical Solutions                                                  24,272,000          27,338,000
                                                                 ----------------    ----------------
    Total revenues                                               $     91,832,000    $     86,398,000
                                                                 ================    ================

Operating income by segment:
  Engineering & Evaluation                                       $      4,755,000    $      2,857,000
  Technical Solutions                                                      11,000             216,000
                                                                 ----------------    ----------------
    Total operating income                                       $      4,766,000    $      3,073,000
                                                                 ================    ================

Income before income taxes and minority interest by segment:
  Engineering & Evaluation                                       $      3,544,000    $      1,718,000
  Technical Solutions                                                     (38,000)            214,000
                                                                 ----------------    ----------------
    Total income before income taxes and minority interest       $      3,506,000    $      1,932,000
                                                                 ================    ================

Assets by segment:
  Engineering & Evaluation                                       $     64,103,000    $     61,620,000
  Technical Solutions                                                   8,394,000           8,662,000
  Corporate                                                             5,881,000           4,350,000
                                                                 ----------------    ----------------
    Total assets                                                 $     78,378,000    $     74,632,000
                                                                 ================    ================

12. Acquisition of TRA Certification, Inc.

      On May 31, 2007, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the assets of TRA Certification, Inc. ("TRA"), located in Elkhart, Indiana, for a total purchase price of $821,000. The Company paid $471,000 in cash and will pay an additional $350,000 which is payable in five annual payments of $70,000 each, starting upon the first anniversary of the purchase. All existing TRA customers and associated certifications and backlog were transferred to NQA, USA. The preliminary purchase price was allocated $350,000 to covenant not to compete, $207,000 to customer relationships and $264,000 to goodwill. The results of operations for TRA are included in the Company's consolidated statement of income from June 1, 2007 to October 31, 2007.

13.   Subsequent Events

      Acquisition of United States Test Laboratory, L.L.C.

            On December 5, 2007, the Company acquired all of the outstanding membership interests of United States Test Laboratory, L.L.C. ("USTL"), located in Wichita, Kansas, pursuant to an Interests Purchase Agreement between NTS and USTL.

            Under the terms of the Interests Purchase Agreement, the Company paid to the sellers at the closing an aggregate of $12,500,000, of which $750,000 was deposited into a third-party escrow as security for indemnification claims the Company may have against the sellers under the agreement. The amount remaining in the escrow will be released to the sellers on June 5, 2009, except for amounts subject to pending indemnification claims, if any. In addition, the Company agreed to pay to the sellers up to $1,800,000 in earnout consideration based on the achievement by USTL of certain revenue targets over the 24 months immediately following the closing of the agreement. The President of USTL will continue to be employed at USTL as General Manager.

      Amendment No. 9 to Revolving Credit Agreement

            On December 5, 2007, in order to fund the acquisition of USTL, the Company entered into an Amendment No. 9 to Revolving Credit Agreement dated December 5, 2007 with (i) Comerica Bank, as agent, issuing lender and lender, and (ii) First Bank, as lender (the "Amendment"). See Exhibit number 99.1 to form 8-K filed on December 11, 2007.

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

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the nine month period ended October 31, 2007.

RESULTS OF OPERATIONS

REVENUES
Nine months ended October 31,      2007     % Change     2006          Diff
                                 --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation         $ 67,560     14.4%    $  59,060     $  8,500
Technical Solutions                24,272    (11.2)%      27,338       (3,066)
                                 --------              ----------------------
  Total revenues                 $ 91,832      6.3%    $  86,398     $  5,434
                                 ========              ======================

      For the nine months ended October 31, 2007, consolidated revenues increased by $5,434,000 or 6.3 % when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the nine months ended October 31, 2007, Engineering & Evaluation segment revenues increased by $8,500,000 or 14.4% when compared to the same period in fiscal 2007, primarily due to continuing strong revenues from aerospace, defense and power markets and additional revenues of approximately $1,433,000 from new acquisitions.

Technical Solutions:

      For the nine months ended October 31, 2007, Technical Solutions segment revenues decreased by $3,066,000 or 11.2% when compared to the same period in fiscal 2007, primarily due to the decrease in contractor headcount and the competitive environment in the general IT service business, particularly from off-shore companies. The Company is in the process of changing its business model in this segment to an Engineering Solutions model providing its clients with resources and solutions from product concept to market entry by leveraging the Engineering & Evaluation aerospace, defense and telecommunications customers and aligning its services with the Engineering & Evaluation sales team. The Company has recently added additional high-level management to execute on this plan.

GROSS PROFIT
Nine months ended October 31,      2007     % Change     2006          Diff
                                  -------------------------------------------
(Dollars in thousands)

Engineering & Evaluation         $ 18,537     23.4%    $  15,018     $  3,519
% to segment revenue                 27.4%                  25.4%         2.0%

Technical Solutions                 4,312     (7.3)%       4,654         (342)
% to segment revenue                 17.8%                  17.0%         0.7%
                                 --------              ----------------------
Total                            $ 22,849     16.1%    $  19,672     $  3,177
                                 ========              ======================
% to total revenue                   24.9%                  22.8%         2.1%

      Total gross profit for the nine months ended October 31, 2007 increased by $3,177,000 or 16.1% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the nine months ended October 31, 2007, gross profit for the Engineering & Evaluation segment increased by $3,519,000 or 23.4% when compared to the same period in fiscal 2007. This was primarily due to the increase in revenues in higher margin contracts and the effect of fixed costs not increasing proportionately with sales which contributed to the increase in gross profit as a percentage of revenues of 2.0%.

Technical Solutions:

      For the nine months ended October 31, 2007, gross profit decreased by $342,000 or 7.3% in the Technical Solutions segment when compared to the same period in fiscal 2007. This decrease was primarily due to the lower revenues discussed above, offset by lower related costs.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,      2007     % Change     2006          Diff
                                 --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation         $ 13,845     12.1%    $  12,353     $  1,492
% to segment revenue                 20.5%                  20.9%        (0.4)%

Technical Solutions                 4,301     (3.1)%       4,438         (137)
% to segment revenue                 17.7%                  16.2%         1.5%
                                 --------              ----------------------
Total                            $ 18,146      8.1%    $  16,791     $  1,355
                                 ========              ======================
% to total revenue                   19.8%                  19.4%         0.3%

      Total selling, general and administrative expenses increased $1,355,000 or 8.1% for the nine months ended October 31, 2007 when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the nine months ended October 31, 2007, selling, general and administrative expenses increased by $1,492,000 or 12.1% when compared to the same period in fiscal 2007, primarily due to higher sales and marketing costs and incentive compensation costs associated with the increased revenues and margins discussed above and additional accounting fees related to Sarbanes Oxley section 404 costs.

Technical Solutions:

      For the nine months ended October 31, 2007, selling, general and administrative expenses decreased by $137,000 or 3.1% when compared to the same period in fiscal 2007, primarily due to the reduction in selling costs associated with the lower revenues discussed above.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the nine months ended October 31, 2007, equity income from XXCAL Japan was $63,000, compared to $192,000 for the same period in fiscal 2007. This decrease was primarily due to a decline in revenues in the second and third quarters of the current year, primarily due to a reduction in business with one major client. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Nine months ended October 31,      2007     % Change      2006         Diff
                                 --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation         $  4,755     66.4%    $   2,857     $  1,898
% to segment revenue                  7.0%                   4.8%         2.2%

Technical Solutions                    11    (94.9)%         216         (205)
% to segment revenue                  0.0%                   0.8%        (0.7)%
                                 --------              ----------------------
Total                            $  4,766     55.1%    $   3,073     $  1,693
                                 ========              ======================
% to total revenue                    5.2%                   3.6%         1.6%

      Operating income for the nine months ended October 31, 2007 increased by $1,693,000 or 55.1% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the nine months ended October 31, 2007, operating income in the Engineering & Evaluation segment increased by $1,898,000 or 66.4% when compared to the same period in fiscal 2007, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and the decrease in equity income from non-consolidated subsidiary.

Technical Solutions:

      For the nine months ended October 31, 2007, operating income in the Technical Solutions segment decreased by $205,000 or 94.9% when compared to the same period in fiscal 2007, primarily as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses.

INTEREST EXPENSE

      Net interest expense increased by $68,000 to $1,380,000 in the nine months ended October 31, 2007 when compared to the same period in the prior year, primarily due to slightly higher interest rate levels for the nine months ended October 31, 2007.

OTHER INCOME

      Other income was $121,000 for the nine months ended October 31, 2007, compared to $171,000 for the same period in the prior year. Other income in the current year includes proceeds received from insurance recoveries.

INCOME TAXES

      The income tax provision rate of 41.9% for the nine months ended October 31, 2007 is lower than the 43.9% income tax rate in the prior year, primarily due to lower non-deductible share-based compensation recorded in the current year. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2008. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the nine months ended October 31, 2007 was $1,992,000 compared to $1,008,000 for the same period in fiscal 2007, an increase of $984,000 or 97.6%. This increase was primarily due to the higher operating income, partially offset by higher other expense and higher income taxes.

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three month period ended October 31, 2007.

RESULTS OF OPERATIONS

REVENUES

Three months ended October 31,          2007         % Change        2006         Diff
                                     ----------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation             $   23,336          12.7%    $   20,706    $   2,630
Technical Solutions                       7,667         (15.8)%        9,103       (1,436)
                                     ----------                   -----------------------
  Total revenues                     $   31,003           4.0%    $   29,809    $   1,194
                                     ==========                   =======================

      For the three months ended October 31, 2007, consolidated revenues increased by $1,194,000 or 4.0% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended October 31, 2007, Engineering & Evaluation segment revenues increased by $2,630,000 or 12.7% when compared to the same period in fiscal 2007, due to strong revenues from the aerospace, registration and power markets.

Technical Solutions:

      For the three months ended October 31, 2007, Technical Solutions segment revenues decreased by $1,436,000 or 15.8% when compared to the same period in fiscal 2007, primarily due to a decrease in contractor headcount and the competitive environment in the general IT service business. The Company is in the process of changing its business model in this segment to an Engineering Solutions model providing its clients with resources and solutions from product concept to market entry by leveraging the Engineering & Evaluation aerospace, defense and telecommunications customers and aligning its services with the Engineering & Evaluation sales team. The Company has recently added additional high-level management to execute on this plan.

GROSS PROFIT

Three months ended October 31,          2007         % Change        2006         Diff
                                     ----------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation             $    6,320          20.2%    $    5,256    $   1,064
% to segment revenue                       27.1%                        25.4%         1.7%

Technical Solutions                       1,385         (13.4)%        1,599         (214)
% to segment revenue                       18.1%                        17.6%         0.5%
                                     ----------                   -----------------------
Total                                $    7,705          12.4%    $    6,855    $     850
                                     ==========                   =======================
% to total revenue                         24.9%                        23.0%         1.9%

      Total gross profit for the three months ended October 31, 2007 increased by $850,000 or 12.4% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended October 31, 2007, gross profit for the Engineering & Evaluation segment increased by $1,064,000 or 20.2% when compared to the same period in fiscal 2007, primarily due to the increased revenues discussed above and the effect of fixed costs not increasing proportionately with sales. Gross profit as a percentage of revenues increased for the three months ended October 31, 2007 to 27.1% from 25.4% for the same period in the prior year.

Technical Solutions:

      For the three months ended October 31, 2007, gross profit decreased by $214,000 or 13.4% in the Technical

Solutions segment when compared to the same period in fiscal 2007, primarily due to the decreased revenues discussed above, offset by lower related costs.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended October 31,          2007         % Change        2006         Diff
                                     ----------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation             $    4,552           9.1%    $    4,171    $     381
% to segment revenue                       19.5%                        20.1%        (0.6)%

Technical Solutions                       1,512           3.3%         1,463           49
% to segment revenue                       19.7%                        16.1%         3.6%
                                     ----------                   -----------------------
Total                                $    6,064           7.6%    $    5,634    $     430
                                     ==========                   =======================
% to total revenue                         19.6%                        18.9%         0.7%

      Total selling, general and administrative expenses increased $430,000 or 7.6% for the three months ended October 31, 2007 when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended October 31, 2007, selling, general and administrative expenses increased by $381,000 or 9.1% when compared to the same period in fiscal 2007, primarily due to higher selling and incentive compensation costs associated with the increased revenues and margins discussed above and additional accounting fees related to Sarbanes Oxley section 404 costs.

Technical Solutions:

      For the three months ended October 31, 2007, selling, general and administrative expenses increased by $49,000 or 3.3% when compared to the same period in fiscal 2007, primarily due to an increase in selling costs due to hiring additional sales personnel.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the three months ended October 31, 2007, equity loss from XXCAL Japan was $8,000, compared to $57,000 equity income for the same period in fiscal 2007. This decrease was primarily due to a reduction in business with one major client. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Three months ended October 31,          2007         % Change        2006         Diff
                                     ----------------------------------------------------
(Dollars in thousands)

Engineering & Evaluation             $    1,760          54.1%    $    1,142    $     618
% to segment revenue                        7.5%                         5.5%         2.0%

Technical Solutions                        (127)       (193.4)%          136         (263)
% to segment revenue                       (1.7)%                        1.5%        (3.2)%
                                     ----------                   -----------------------
Total                                $    1,633          27.8%    $    1,278    $     355
                                     ==========                   =======================
% to total revenue                          5.3%                         4.3%         1.0%

      Operating income for the three months ended October 31, 2007 increased by $355,000 or 27.8% when compared to the same period in fiscal 2007.

Engineering & Evaluation:

      For the three months ended October 31, 2007, operating income in the Engineering & Evaluation segment increased by $618,000 or 54.1% when compared to the same period in fiscal 2007, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and decrease in equity income.

Technical Solutions:

      For the three months ended October 31, 2007, operating income in the Technical Solutions segment decreased by $263,000 or 193.4% when compared to the same period in fiscal 2007, as a result of the decrease in gross profit and a slight increase in selling, general and administrative expenses.

INTEREST EXPENSE

      Net interest expense decreased by $52,000 to $448,000 in the three months ended October 31, 2007 when compared to the same period in the prior year, primarily due to lower average debt balances for the three months ended October 31, 2007 when compared with the same period last year.

OTHER INCOME

      Other income decreased by $48,000 in the three months ended July 31, 2007 when compared to the same period in the prior year.

INCOME TAXES

      The income tax provision rate of 44.7% for the three months ended October 31, 2007 is lower than the 45.7% income tax rate in the prior year, primarily due to lower non-deductible share-based compensation recorded in the current year. This rate is based on the estimated provision accrual for fiscal year ending January 31, 2008. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the three months ended October 31, 2007 was $631,000, an increase of $222,000 when compared to the same period in fiscal 2007. This increase was primarily due to the higher operating income, partially offset by higher income taxes.

OFF BALANCE SHEET ARRANGEMENTS

      None.

BUSINESS ENVIRONMENT

      In the Engineering & Evaluation segment, the Company tests and certifies high tech products for seven distinct markets: defense, aerospace, telecommunications, transportation, power, computer and electronics. The Company also provides ISO 9000 Quality Management System Registration.

      The defense and aerospace markets generate approximately 60% of the Company's overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Government research and development funding specifically for defense has increased this year. In addition, both the commercial and military aerospace markets are strengthening and it is anticipated that this growth will continue for the next several years. Also, the increase in government outsourcing activity has created additional opportunities for NTS. An example of the outsourcing activity is the increase in munitions and ordnance work NTS is receiving this year from government bases. This type of work was historically done by the government directly. The Company has ten fully equipped defense and aerospace environmental simulation laboratories located throughout the United States and is well equipped to handle this increase in demand. The Company has experienced an increase in demand for the evaluation of military equipment and weapons systems, which has positively affected business at its laboratories. The Company is experiencing a moderate increase in its aerospace business this year.

      The trend in the telecommunications market appears to be stable in the short term and is expected to grow in the future. Carriers are deploying voice, video and data using fiber networks. This may increase the demand for certification of suppliers' premises equipment, and certification of additional central office equipment. The Company has been approved as an Independent Test Laboratory (ITL) by the carriers to test and certify central office equipment developed by manufactures to the Network Equipment Building Specifications
(NEBS). The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Alberta, Canada and Germany. The Company has been approved as an ITL to offer Digital Subscriber Line (DSL) certification. This service currently is being provided at laboratories in California. The Company expects an increase in business demand as carriers upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. As service providers gradually convert to VOIP architectures, interoperability becomes critical to ensure a seamless transition to next generation networks. The Company also expects an increase in demand as carriers begin to deploy "triple play" (voice, video, and broadband) offerings over FTTP (fiber to the premises) passive fiber networks (PON). The Company is currently evaluating the overall compliance requirements for the deployment of Broadband wireless products and how best to position NTS to service the anticipated growth of this technology. The Company anticipates a moderate increase in the telecom business.

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

      In the Technical Solutions segment (TS), the Company provides a variety of staffing and workforce management services and solutions, including contract, contract-to-hire and full time placements to meet its customers' needs with a focus on IT and engineering. Over the past few years, the IT general services business transferred to off-shore facilities and became a commodity service for some of the Company's largest competitors. In 2003, the Company deployed a transformation strategy which focused on meeting the anticipated increase in demand for specialized IT, compliance, engineering support services at Company locations. As part of this strategy, the Company developed a proprietary database and put in place a customer service team which maintains relationships and manages the availability of the technical experts who support these specialized services. In addition, TS is positioning itself to provide its clients with resources and solutions from product concept to market entry by leveraging the Engineering & Evaluation aerospace, defense and telecommunications customers and aligning its services with the Engineering & Evaluation sales team.

      Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $3,971,000 in the nine months ended October 31, 2007 primarily consisted of net income of $1,992,000 adjusted for non-cash items of $4,560,000 in depreciation and amortization, share based compensation of $283,000, partially offset by changes in working capital of $2,618,000 and other non cash items of $246,000. Net cash provided by operating activities of $1,254,000 in the nine months ended October 31, 2006 primarily consisted of net income of $1,008,000 adjusted for non-cash items of $4,298,000 in depreciation and amortization, share based compensation of $447,000, other non cash items of $82,000, partially offset by changes in working capital of $4,581,000.

      Cash used for investing activities in the nine months ended October 31, 2007 of $4,236,000 was primarily attributable to capital spending of $3,729,000, cash used to acquire TRA Certification, Inc. of $471,000 and investment in life insurance of $133,000, partially offset by net proceeds from insurance claim of $97,000. Cash used for investing activities in the nine months ended October 31, 2006 of $7,742,000 was primarily attributable to capital spending of $4,545,000, cash used to acquire American International Registrars Corporation ("AIR") of $386,000, cash used to acquire B&B Technologies of $414,000 and cash used to acquire Dynamic Labs of $2,254,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures.

      Net cash provided by financing activities in the nine months ended October 31, 2007 of $19,000 consisted primarily of repayment of debt of $3,052,000, partially offset by proceeds from borrowings of $2,767,000 and proceeds from stock options exercised of $354,000. Net cash provided by financing activities in the nine months ended October 31, 2006 of $4,238,000 consisted of proceeds from borrowings of $14,436,000, proceeds from stock options exercised of $592,000, partially offset by repayment of debt of $6,897,000, and common stock repurchase of $3,893,000 from a former executive officer and director of the Company.

      The Company has a $16,500,000 revolving line of credit under its credit agreement with Comerica Bank California and First Bank. Comerica Bank California, as the agent, holds 60% of the line with First Bank, as the participant, holding 40% of the line. The interest rate is at the agent's prime rate minus 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for 30, 60, 90, 180 or 365 days, with minimum advances of $1,000,000. The outstanding balance on the revolving line of credit at October 31, 2007 was $10,643,000. This balance is reflected in the accompanying condensed consolidated balance sheets as long-term. The amount available on the line of credit was $5,857,000 as of October 31, 2007. This agreement is subject to certain covenants, which require the maintenance of certain working capital, debt-to-equity, earnings-to-expense and cash flow ratios. The Company was in compliance with all of the covenants with its banks at October 31, 2007.

      The credit agreement with Comerica Bank California and First Bank also includes a $2,500,000 term loan to be repaid in 60 equal monthly payments and an equipment line of credit for $2,000,000. On March 29, 2006, the Company increased the term loan by an additional $3,900,000 to fund the repurchase of 792,266 shares of common stock from a former executive officer and director. On September 21, 2006, the agreement was amended again to include an additional equipment line of credit of $2,000,000 and an additional $2,000,000 term loan, to be repaid in 48 equal monthly payments, to fund the purchase of Dynamic Labs. The aggregate outstanding balance on the term loans at October 31, 2007 was $5,106,000. The aggregate outstanding balance on the equipment line of credit at October 31, 2007 was $3,334,000. The Company has additional equipment line of credit agreements (at interest rates of 5.56% to 7.47%) to finance various test equipment with terms of 60 months for each equipment schedule. The outstanding balance at October 31, 2007 was $891,000. The balance of other notes payable collateralized by land and building was $2,264,000 at October 31, 2007.

      On December 5, 2007, the Company entered into an Amendment No. 9 to Revolving Credit Agreement with its banks, restructuring its existing credit facility and increasing it to $38,150,000, comprising of $16,500,000 in revolving line of credit, $9,000,000 in Term Loan A and $12,650,000 in Term Loan
B. For the details of Amendment No. 9, please see Exhibit number 99.1 to form 8-K filed on December 11, 2007.

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

Changes in Internal Controls Over Financial Reporting

      As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the quarter ended October 31, 2007.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      From time to time the Company may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. Management does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits

      10.14 - Amendment number eight to revolving credit agreement between the Company and Comerica Bank effective September 26, 2007.

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

                        NATIONAL TECHNICAL SYSTEMS, INC.


Date:   December 13, 2007             By: /s/ Raffy Lorentzian
    -------------------------             -------------------------
                                    Raffy Lorentzian
                                    Senior Vice President
                                    Chief Financial Officer

                                    (Signing on behalf of the
                                    registrant and as principal
                                    financial officer)