Form 10-K
period 2008-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2008-04-29
CIK 110536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2008
Commission file number 0-16438

NATIONAL TECHNICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4134955 (I.R.S. Employer Identification No.)
24007 Ventura Boulevard, Suite 200 Calabasas, CA (Address of principal executive offices)	91302 (Zip Code)
(818) 591-0776 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock-no par value	The NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter—$42,467,000 (as of July 31, 2007).

         The number of shares of registrant's Common Stock outstanding on April 24, 2008 was 8,958,138.

Documents Incorporated by Reference

         Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on July 15, 2008, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2008

        This report contains certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.'s ("NTS" or "the Company") successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

NATIONAL TECHNICAL SYSTEMS, INC.
Annual Report (Form 10-K)
For Year Ended January 31, 2008

PART I

ITEM 1.    BUSINESS.

  General

        National Technical Systems, Inc. ("NTS" or the "Company") is a diversified services company that supplies technical services and solutions to a variety of industries including aerospace, defense, transportation, electronics, power, computers and telecommunications. NTS, utilizing its various testing facilities, staffing solutions and certification services, helps its customers sell their products in world markets. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

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

        The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, California 91302 (telephone: 818-591-0776).

  Description of Business

        NTS operates in two segments: "Engineering and Evaluation" and "Technical Solutions." The business of the Company is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Company's corporate headquarters sets the strategy and maintains overall supervision, coordination and financial control, and manages development of new services and acquisitions.

  (i)    Engineering & Evaluation ("E&E")

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

E&E Markets

        E&E serves customers primarily in the defense, aerospace, transportation, telecommunications, electronics, power and computers markets. Defense and aerospace markets combined account for approximately 56% of E&E testing revenues for the year ended January 31, 2008.

        Defense.    E&E plays an active role in numerous U.S. defense related programs, performing almost every type of test discipline, including complete functionality and performance, reliability, safety, life prediction, structural, mechanical, fluids, material science, vibration, shock, climatic exposure, radiation, acoustic noise and electromagnetic interference and compatibility. Examples of items tested include components for small fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command control communication systems, electronics, weapon systems and complete ordnance and munitions testing. E&E has facilities that are specially constructed to handle munitions and hazardous materials where routine testing includes vibration and cook-off of explosive materials, ballistics tests and hydraulic burst tests. E&E performs a broad variety of ballistics related testing, up to 155 mm rounds. E&E's data acquisition systems are capable of collecting 1,000,000 data points and 22,000 photos per second. Additional instrumentation includes Doppler radar, 35 mm still cameras, digital recording, data loggers and real-time color and IR video. E&E's customers in this market include various major defense contractors, as well as the U.S. Department of Defense (DOD) and other government entities. As a result of our acquisition of United States Test Laboratory this past year, we now offer testing of products that stop bullets, particularly body armor.

        Aerospace.    E&E performs a wide variety of tests required on civil aircraft, space, military and missiles. E&E offers acceleration test facilities, G-tables and centrifuges with diameters ranging from one foot to 102 feet, with weight capacities from a few grams to 20,000 pounds. In climatic testing, E&E utilizes hundreds of test chambers to simulate nearly any environment: temperature, humidity, altitude, rain, salt spray, sand and dust, sunshine, explosive atmosphere or any combination. E&E designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. E&E is capable of performing structural testing and analysis, and, in particular, structural loading of large objects such as entire airframes. It also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid components. The Company also enables its customers to minimize their personnel, testing time and costs by utilizing the Company's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. E&E also has anechoic and reverberant chambers that are used for acoustic emission measurements or high level noise exposure.

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

        Telecommunications.    E&E provides certification and evaluation of a broad array of telecommunications equipment and systems for manufacturers of central office equipment and the carriers. E&E's services are performed in accordance with the Network Equipment Building Systems specifications (NEBS) and fiber optics General Requirements (GRs) as required by the telecommunications industry. E&E is also an independent test laboratory certified and recognized by most carriers, which allows manufacturers to use E&E as a market channel for products tested at Original Equipment Manufacturers' ("OEM") facilities that are being developed for use in the regional bell operating companies' ("RBOCs") central offices. The Company has been approved as an Independent Test Laboratory (ITL) by the carriers to test and certify central office equipment developed by manufactures to the NEBS specifications. The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Calgary, Canada and Germany. The Company has been approved as an ITL to offer Digital Subscriber Line (DSL) certification, Video Electronics Standard Association (VESA) certification and Multimedia over Coax (MoCA) certification. The Company is in the process of developing certifications programs for XM Radio and High Definition Audio-Video Networks (HANA).

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

        Power.    E&E conducts a variety of tests relevant to the ongoing operations, safety and maintenance of nuclear facilities. These tests include mechanical aging, normal or accident radiation exposure, reliability simulation, evaluation, thermal aging, analysis, vacuum testing, leak detection, Nuclear Steam Accident, Loss Of Cooling Accident (LOCA), High Expansion Line Break (HELB) to 600F/300psig. E&E also performs seismic simulation tests up to 100,000 force-lbs, single axis, dependent and independent biaxial systems, vibration aging and fatigue studies, up to 45,000 force-lbs. E&E is active in industry task groups that influence the latest dedication guidelines. Through direct participation, E&E is involved in resolution of key Nuclear Regulatory Commission (NRC) questions such as selection and verification of critical characteristics, sampling, traceability, surveys, and like-for-like replacements. E&E engineers and technicians involved in the dedication process meet ANSI N45.2.6 Level II Inspectors guidelines. The Company's dedication programs utilize the best approach for each specified product. E&E also provides technical evaluations, critical characteristics and safety class determinations and focuses on solving plant needs in areas such as motor rewinds, governor rebuilds, modifications or design of replacement systems and instrumentation panel and component design.

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

Industry Overview

        Manufacturers often fulfill their evaluation testing needs on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers use third party certifiers to position their products for sale in world markets. NTS is currently geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the conformity assessment activity necessary to reduce product-handling costs and serve as a market gateway for manufacturers to sell products globally. E&E provides a "one stop" resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

Geographic Locations

        In the United States, E&E's facilities are located in: Acton and Boxborough, Massachusetts; Tinton Falls, New Jersey; Rustburg, Virginia; Camden, Arkansas; Detroit, Michigan; Plano, Texas; Tempe, Arizona; Los Angeles, Fullerton, Culver City, Santa Clarita, Santa Rosa and Ventura, California; Albuquerque, New Mexico; Elkhart, Indiana; Wichita, Kansas; and internationally, in Yokohama, Japan; Calgary, Canada; and Munich, Germany.

Business Strategy

        To meet its customers' needs, E&E continuously upgrades its facilities, equipment, accreditations, partnerships and personnel in line with market requirements. In addition, E&E's continuing expansion into new areas of technology will require it to invest in equipment needed to adequately service customers' needs. Through close consultation with its existing and prospective customers to ascertain their needs for the future, E&E is able to better determine its equipment needs. In fiscal 2008, the Company made additional investments to enhance both its capacity and capability. The Company acquired United States Test Laboratory (USTL) in Wichita, Kansas. This acquisition enabled the Company to add testing of any product that stops bullets up to 30 caliber. USTL has conducted testing on law enforcement and military body armor, helmets, shields, notebooks, briefcases, car door panels, glass windows, school book bags, aircraft cockpit doors and executive clothing with concealable armor. The Company also acquired a Quality Management Registration business, which expanded the Company's customer base and capability in Indiana.

  (ii)    Technical Solutions ("TS")

Overview

        The Technical Solutions segment of NTS is a national provider of technical experts for engineering and information technology services. Over the recent years, the Company is aligning its service offerings to more closely match its services with its E&E group and thus capitalize on NTS's long history of testing and engineering services. As a valuable and respected resource, TS has developed long-term relationships with its customers for whom it provides engineering and IT personnel.

        TS's operational and technical knowledge allows it to effectively identify and screen highly skilled professionals. TS provides the technical resources its customers need to evaluate processes and products to meet the demands of compressing development cycles and critical time-to-market requirements. TS places its professionals on assignment at a customer site to perform specific tasks and projects for a predetermined period. Under negotiated terms, at the completion of an assignment, customers may directly hire an individual. TS also supports its customers in sourcing and identifying candidates for direct hire. Its comprehensive registry of engineering and information technology professionals allows it to provide fully screened and qualified individuals. TS can support its customers' needs, whether the need is to manage a project or an entire test facility; provide a team to take a product from design to production, or staff a project on a temporary basis.

Geographic Locations

        In the United States, Technical Solutions offices are located in: Culver City and San Mateo, California; Lowell, Massachusetts; Columbia, South Carolina; and Troy, Michigan. TS's headquarters are located in Culver City, California. In addition, TS has program managers on customer sites in Woodland Hills and San Diego, California, and Houston, Texas.

Business Strategy

        With nearly 30 years of experience in technical project outsourcing services, TS continues to focus on supplying: (i) project teams managed by the Company, (ii) project teams managed by the customer, (iii) individual personnel and (iv) managed service programs. TS expects to continue to develop and expand its customer relationships.

        TS's strategy continues to be the alignment of its technical talent and client base with the NTS core compentencies. The strategy is expected to increase productivity by improving internal processes, diversifying the range of services the Company provides to its existing customers, attracting and retaining qualified technical consultants from a variety of sources, both national and international, and pursuing strategic relationships with non-competing organizations. TS's company-wide sales force is aligned with the Company's strategy and promotes cross-selling and lead generation between existing customers of one business unit to another. TS strives to provide its customers with technical personnel with the right skills, at the right time, for the right duration and at a cost that is lower than what its customers could otherwise achieve.

  (iii)    Competition

Engineering & Evaluation

        In the aerospace and defense markets, the main competition for independent laboratories is the customers' own laboratories, including government laboratories. E&E also competes with a small number of large conformity assessment organizations, within each of the markets it serves. It also competes with a large number of small niche oriented test laboratories. It has competitive advantages in several areas which include the following: (i) ability to service customers at facilities close to their locations; (ii) ability to provide complete conformity assessment activities at a single location, which reduces product-handling cost for the customers and enhances timeliness of service; (iii) diverse and technically competent employees; and (iv) accreditations that allow the E&E segment's test data to be accepted worldwide. Customers can use the Company's complete services, including quality registration, to position their products for the world markets.

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

  (iv)    Backlog

        The Company's backlog at January 31, 2008 and 2007 was as follows:

	2008	2007
Engineering & Evaluation	$41,714,000	$32,000,000
Technical Solutions	8,591,000	8,390,000

Total Backlog	$50,305,000	$40,390,000

        The Company estimates that approximately 85% of the backlog at January 31, 2008 will be completed by January 31, 2009.

  (v)    General

        a.    Service Marks

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

        The Company's Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation. The adjacent site has, in the past, been used for manufacture of solid rocket fuel propellants, munitions and flares that contained perchlorate, a hazardous substance. Soil samples taken from the western portion of the Santa Clarita property in 2003 were inconclusive as to the existence of perchlorate. Further testing is planned in cooperation with the government agency having oversight responsibility for the adjacent site. No cleanup activity has been conducted on the Santa Clarita property and it has yet to be determined whether remediation will be required at the site, or, if required, the extent and cost of any remediation. The Company believes that in the event it does incur remediation costs on the western portion of the property, that it will have valid claims for indemnification against the owner of the adjacent site and the municipality that built a road between the adjacent site and the Santa Clarita property that appears to have contributed to the runoff from the adjacent site. Recovery of such remediation costs may, however, be uncertain and may involve significant litigation expense.

        In January 2007, a sampling program was conducted on the eastern portion of the site in accordance with a voluntary clean up agreement the Company entered into with the Department of Toxic Substance Control (DTSC). The sampling did not detect any perchlorate in the soil, but one surface sample at a hazardous materials storage area did detect lead, cadmium, chromium, copper and nickel at concentrations in excess of typical background levels. As a result, additional testing was conducted at that location and it was determined that 1.5 cubic yards of soil needed to be removed from the site. The soil was removed and properly disposed of in a licensed disposal facility on October 10, 2007. On November 5, 2007, the DTSC issued a letter to the Company stating that no further action is required with respect to investigation and remediation of hazardous substances at the site.

        c.    Seasonal Effect

        The Company experiences no material seasonal effects.

        d.    Employees

        The Company employed 891 individuals at January 31, 2008 and 874 at January 31, 2007, as follows:

	2008	2007
Engineering & Evaluation	540	484
Technical Solutions *	334	373
Corporate Administration	17	17

Total	891	874

*
The Technical Solutions total for 2008 includes 224 contract employees and 60 subcontractors, as compared to 237 contract employees and 97 subcontractors for 2007. None of the employees of the Company are represented by a union. The Company considers its relationship with its employees to be good.

AVAILABLE INFORMATION

        Our website address is http://www.ntscorp.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC").

        Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

        The Company experienced significant growth in recent years, partly due to domestic and worldwide political and economic developments that have positively affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism have been among the Department of Defense's main initiatives. A slowing in defense spending due to political or budget shifts will put downward pressure on the Company's revenues and gross margins.

        Results may be adversely affected by:

  •
  Increased competition from the Company's own customers' in-house testing laboratories or from government laboratories;

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

  •
  Fluctuations and availability of certain raw materials or components that are needed to test customers' products;

  •
  The loss of key management or technical personnel;

  •
  The financial condition of the Company's major customers;

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

  •
  The inability to expand in international markets due to the Company's limited experience;

  •
  The Company may be required to record a charge to earnings if goodwill becomes impaired;

  •
  Program performance (including the ability to perform fixed-price contracts within estimated costs and the timing of test report deliveries);

  •
  Future changes in zoning could adversely affect the Company's ability to fully utilize its facilities to service its customers;

  •
  The Company's California facilities, including its principal executive offices, are located near major earthquake fault lines. A major earthquake or any other natural disaster in a region near any of the Company's facilities, could materially and adversely affect the Company's business; and

  •
  To remain competitive, the Company must be able to respond effectively to technological changes and be able to hire, train and retain highly skilled sales, engineering and technical personnel.

ITEM 2.    PROPERTIES.

        Operations    The Company owns/leases and operates the following properties:

State	Owned Properties City	Business Segment	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	E&E	36,000	3
	Santa Clarita (a), (b)	E&E	60,000	145
Massachusetts	Acton	E&E	30,000	5
	Boxborough	E&E	25,000	4
Texas	Plano	E&E	1,000	1
Virginia	Fredericksburg	E&E	66,000	87

Total owned properties			218,000	245

State	Leased Properties City	Business Segment	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	E&E	17,000	n/a
Arkansas	Camden	E&E	30,000	258
California	Anaheim Hills	Corp	2,000	n/a
	Calabasas	Corp	7,000	n/a
	Culver City	TS and E&E	24,000	n/a
	Fullerton	E&E	20,000	n/a
	Los Angeles (LAX)	E&E	16,000	2
	San Mateo	TS	2,000	n/a
	Santa Rosa	E&E	18,000	n/a
	Ventura	E&E	870	n/a
Indiana	Elkhart	E&E	500	n/a
Kansas	Wichita	E&E	8,000	n/a
Massachusetts	Lowell	TS	1,000	n/a
	Boxborough	E&E	12,000	n/a
Michigan	Detroit	E&E	65,000	n/a
	Troy	TS	1,000	n/a
New Jersey	Tinton Falls	E&E	17,000	n/a
New Mexico	Albuquerque	E&E	6,500	n/a
South Carolina	Columbia	TS	3,000	n/a
Texas	Plano	E&E	24,000	n/a
Virginia	Rustburg	E&E	8,000	33

International
Calgary	Canada	E&E	14,000	n/a
Germany	Munich	E&E	300	n/a
Japan	Yokohama	E&E	500	n/a
Vietnam	Ho Chi Minh	TS	1,000	n/a

Total leased properties			298,670	293

(a)
See "Environmental Matters" in Part 1, Item 1.

(b)
Approximately 120 acres on this site have been listed for sale by the Company. See "Investment Properies" below.

        The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

  Investment Properties.

        There were no properties purchased or sold in fiscal year 2008. The Company has listed approximately 120 acres of its Santa Clarita, California land for sale, but because it does not meet all the criteria for accounting classification as an "asset held for sale" as defined in Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", it was not classified as such in the accompanying consolidated financial statements.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  A.    Market Information

        The Company's common stock is traded on the Nasdaq Global Market under the symbol "NTSC". The range of high and low sales prices as reported by the Nasdaq Global Market for each of the quarters of the fiscal years ended January 31, 2008 and 2007 is presented below:

	2008		2007
	High	Low	High	Low
First Quarter	$6.35	$5.00	$7.38	$4.87
Second Quarter	$7.09	$5.50	$8.47	$5.73
Third Quarter	$7.48	$6.36	$7.47	$5.89
Fourth Quarter	$7.35	$5.71	$7.00	$5.93

  B.    Holders

        As of the close of business on April 24, 2008, there were 739 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

  C.    Dividends

        The Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected consolidated financial data are derived from and should be read in conjunction with the Company's consolidated financial statements and related notes set forth in Item 8 below.

	Year Ended January 31,
	2008	2007	2006	2005	2004
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$122,376	$115,673	$111,254	$106,514	$104,550
Gross profit	29,875	26,643	27,230	23,687	22,612
Operating income	5,946	4,668	6,077	3,521	3,215
Interest expense, net	1,950	1,801	1,298	1,091	1,097
Income before income
taxes and minority interest	4,410	2,978	4,855	2,592	2,310
Income taxes	1,711	1,309	1,966	910	1,056

Income from continuing operations before minority interest	2,699	1,669	2,989	1,682	1,254
Minority interest in earnings	(84)	(88)	(50)	—	39

Net income	$2,615	$1,581	$2,939	$1,682	$1,293

Net income per common share:
Basic	$0.30	$0.18	$0.32	$0.19	$0.15

Diluted	$0.28	$0.17	$0.30	$0.18	$0.14

Weighted average common shares outstanding	8,795	8,705	9,125	8,946	8,640
Dilutive effect of stock options	662	800	537	620	566

Weighted average common shares outstanding, assuming dilution	9,457	9,505	9,662	9,566	9,206

BALANCE SHEET DATA:
Working capital	$19,145	$15,087	$16,276	$20,481	$18,550
Total assets	90,892	74,839	69,133	66,669	63,632
Long-term debt, excluding current installments	32,274	19,238	15,579	20,557	19,754
Shareholders' equity	37,355	33,779	34,378	30,951	28,832

*
Per share data may not always summate because each figure is independently calculated.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained herein, statements in the following section are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.'s ("NTS" or the "Company") successful performance of internal plans, ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

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

        In fiscal 2008, total revenues increased 5.8% to approximately $122 million.

        Summary of Revenues for fiscal years 2008 and 2007:

	FY 2008	FY 2007	Change	% Change
	(Dollars in thousands)
Engineering & Evaluation Revenues	$90,548	$80,030	$10,518	13.1%
Technical Solutions Revenues	31,828	35,643	(3,815)	(10.7)%

Total Revenues	$122,376	$115,673	$6,703	5.8%

        Revenues in the Engineering & Evaluation segment increased 13.1% primarily due to organic growth combined with revenues from new acquisitions. Revenues in this segment are generated from physical testing services which include simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference, and functional testing which requires equipment such as switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. Revenues in this segment also include registration services which perform quality management audits to ISO 9000, quality training and laboratory accreditation. The Engineering & Evaluation segment is one of the largest independent conformity assessment organizations in the U.S., with facilities throughout the United States and in Japan, Canada and Germany, serving a large variety of industries.

        Revenues in the Technical Solutions segment decreased 10.7% primarily due to decreased contractor headcount and the competitive environment in the general IT service business. Revenues in this segment are generated from a variety of staffing and workforce management services and solutions, including contract services, temporary and full time placements to meet its customers' information technology ("IT") such as help-desk analysts and managers, relational database administrators and developers, application and systems programmers, configuration and project managers and engineering service needs.

        On May 31, 2007, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the existing business of TRA Certification, Inc. ("TRA"), located in Elkhart, Indiana, for a total purchase price of $821,000. The Company paid $471,000 in cash and will pay an additional $350,000 which is payable in five annual payments of $70,000 each, starting upon the first anniversary of the purchase. All existing TRA customers and associated certifications and backlog were transferred to NQA, USA. The purchase price was allocated $350,000 to covenant not to compete, $207,000 to customer relationships and $264,000 to goodwill. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from June 1, 2007 to January 31, 2008.

        On December 5, 2007, NTS Technical Systems, a wholly owned subsidiary of NTS, acquired the assets and the existing business of United States Test Laboratory, LLC ("USTL"), located in Wichita Kansas. The purchase price paid for USTL at closing was $12,500,000 cash. The selling members of USTL may earn up to an additional $1,800,000 in cash on the second anniversary of the date of closing of the acquisition if the company achieves a certain level of revenue. USTL is a leading provider of testing soft body armor, helmets, firearm safety devices, handgun testing, stab resistance and hard body armor testing. The results of operations of the acquired business are included in the accompanying consolidated statement of operations from December 5, 2007 to January 31, 2008.

        Summary of Cash Flows for fiscal years 2008 and 2007:

	FY 2008	FY 2007	Change
	(Dollars in thousands)
Net cash provided by operating activities	$6,022	$6,253	$(231)
Net cash used in investing activities	(18,387)	(9,280)	(9,107)
Net cash provided by financing activities	11,991	2,117	9,874
Effect of exchange rate changes on cash	16	(65)	81

Net decrease in cash	$(358)	$(975)	$617

        The increase in net cash used in investing activities increased from FY 2007 to FY 2008, primarily due to cash spent for the acquisition of USTL in FY 2008 compared to a lower amount of cash spent on acquisitions in FY 2007. The increase in net cash provided by financing activities was due to borrowings to purchase USTL.

Critical Accounting Policies

        The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require the Company to make certain estimates and assumptions (see Note 1 to the consolidated financial statements in Item 8). Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

        Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

Accounting for Income Taxes

        We account for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

        To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of January 31, 2008 and 2007, we have not established a valuation allowance against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on February 1, 2008. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, cash flows, or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on February 1, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51" ("SFAS 160"), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for the Company on February 1, 2009. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial position, cash flows, and results of operations.

Off-Balance Sheet Arrangements

        The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

REVENUES

	Twelve months ended January 31,
	2008	% Change	2007
	(Dollars in thousands)
Engineering & Evaluation	$90,548	13.1%	$80,030
Technical Solutions	31,828	(10.7)%	35,643

Total revenues	$122,376	5.8%	$115,673

        For the year ended January 31, 2008, total revenues increased $6,703,000 or 5.8%, as compared to the prior year. The year over year growth was primarily attributable to strong organic growth in the Engineering and Evaluation segment combined with growth from acquisitions, offset by a decrease in revenues in the Technical Solutions segment.

Engineering & Evaluation:

        For the year ended January 31, 2008, revenues in the Engineering & Evaluation segment increased $10,518,000 or 13.1%, as compared to the prior year, primarily due to strong testing revenues in the aerospace, defense and power markets. Revenues also increased as a result of additional revenues of $807,000 from the acquisition of United States Test Laboratory on December 5, 2007. These increases were partially offset by a decrease in the automotive testing business at the Detroit, Michigan facility.

Technical Solutions:

        For the year ended January 31, 2008, revenues in the Technical Solutions segment decreased by $3,815,000 or 10.7%, as compared to fiscal 2007. This was primarily due to decreased contractor headcount and the competitive environment in the general IT service business. The Company has recently added additional high-level management to leverage the Engineering & Evaluation customers by providing them with resources and solutions.

GROSS PROFIT

	Twelve months ended January 31,
	2008	% Change	2007
	(Dollars in thousands)
Engineering & Evaluation	$24,275	17.4%	$20,678
% to segment revenue	26.8%		25.8%
Technical Solutions	5,600	(6.1)%	5,965
% to segment revenue	17.6%		16.7%

Total	$29,875	12.1%	$26,643

% to total revenue	24.4%		23.0%

        For the year ended January 31, 2008, total gross profit increased $3,232,000 or 12.1%, as compared to the prior year. The year over year increase was primarily attributable to the strong growth in revenues in the Engineering & Evaluation segment, partially offset by lower gross profit in the Technical Solutions segment related to the decrease in revenues in that segment.

Engineering & Evaluation:

        For the year ended January 31, 2008, gross profit in the Engineering & Evaluation segment increased by $3,597,000 or 17.4%, as compared to the prior year, primarily due to the increase in revenues in higher margin contracts and the effect of fixed costs not increasing proportionately with sales which contributed to the increase in gross profit as a percentage of revenues.

Technical Solutions:

        For the year ended January 31, 2008, gross profit in the Technical Solutions segment decreased by $365,000 or 6.1%, as compared to the prior year, primarily as a result of the decrease in revenues. Gross profit margin as a percentage of revenues increased to 17.6% in the current year from 16.7% in the prior year. The decrease in revenues was primarily from lower margin contracts which contributed to the increase in the overall gross profit margin.

SELLING, GENERAL & ADMINISTRATIVE

	Twelve months ended January 31,
	2008	% Change	2007
	(Dollars in thousands)
Engineering & Evaluation	$18,349	11.9%	$16,391
% to segment revenue	20.3%		20.5%
Technical Solutions	5,722	(1.1)%	5,785
% to segment revenue	18.0%		16.2%

Total	$24,071	8.5%	$22,176

% to total revenue	19.7%		19.2%

        For the year ended January 31, 2008, total selling, general and administrative expenses increased $1,895,000 or 8.5%, as compared to the prior year. The year over year growth was primarily attributable to increased selling, general and administrative costs in the Engineering & Evaluation segment, offset by a slight reduction in selling, general and administrative costs in the Technical Solutions segment.

Engineering & Evaluation:

        For the year ended January 31, 2008, selling, general and administrative expenses increased by $1,958,000 or 11.9%, as compared to the prior year, primarily due to the increase in selling costs and incentive compensation associated with the increased revenues and margins discussed above and additional accounting fees related to Sarbanes Oxley section 404 costs.

Technical Solutions:

        For the year ended January 31, 2008, selling, general and administrative expenses decreased by $63,000 or 1.1% as compared to the prior year, primarily due to decreased depreciation expense, partially offset by increased wages for the additional high-level management hired in the current year to leverage the Engineering & Evaluation customers.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

        For the year ended January 31, 2008, equity income from XXCAL Japan was $142,000, compared to $201,000 in the prior year. The decrease of $59,000 was primarily due to slightly lower revenues and increased wages related to preparation for embedded host and wireless USB testing. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

	Twelve months ended January 31,
	2008	% Change	2007
	(Dollars in thousands)
Engineering & Evaluation	$6,068	35.2%	$4,488
% to segment revenue	6.7%		5.6%
Technical Solutions	(122)	(167.8)%	180
% to segment revenue	(0.4)%		0.5%

Total	$5,946	27.4%	$4,668

% to total revenue	4.9%		4.0%

        For the year ended January 31, 2008, operating income increased $1,278,000 or 27.4%, as compared to the prior year. The year over year increase was attributable to the higher gross profit, partially offset by the increase in selling, general and administrative expenses.

Engineering & Evaluation:

        For the year ended January 31, 2008, operating income increased by $1,580,000 or 35.2%, as compared to the prior year, as a result of the increase in revenues and gross profit as discussed above, partially offset by the increase in selling, general and administrative expenses.

Technical Solutions:

        For the year ended January 31, 2008, operating income decreased by $302,000 or 167.8%, as compared to the prior year, as a result of the decrease in gross profit discussed above, partially offset by a decrease in selling, general and administrative expenses.

Interest Expense

        Interest expense increased $149,000 in fiscal 2008 when compared to fiscal 2007 primarily due to additional borrowings for the USTL acquisition on December 5, 2007, partially offset by lower interest rate levels in fiscal 2008, as compared to the prior year.

Other Income

        Other income of $414,000 in fiscal 2008 is primarily attributable to proceeds received from insurance recoveries related to equipment damaged at the Company's Santa Clarita facility.

Income Taxes

        The provisional income tax rate for fiscal year 2008 is 38.8%, compared to 44.0% in the prior year. The decrease in the income tax rate in fiscal 2008 was primarily due to lower share-based compensation expense, which is a non-taxable expense and lower taxes for the Company's Calgary, Canada division. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

        Management has determined that it is more likely than not that the Company's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Net Income

        In fiscal 2008, net income increased $1,034,000 to $2,615,000 as compared to the prior year, primarily due to the increase in operating income and the decrease in the income tax rate, partially offset by the increase in interest expense.

Business Environment

        The defense and aerospace markets generate approximately 56% of the Company's overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. Government research and development funding specifically for defense has increased this year. In addition, it is anticipated that both the commercial and military aerospace markets will continue to grow for the next several years. Also, the increase in government outsourcing activity has created additional opportunities for NTS. An example of the outsourcing activity is the increase in munitions and ordnance work NTS has received this year from government bases. This type of work was historically done by the government directly. The Company is well equipped to handle this increase in demand.

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

        The computer and electronics markets have been stable. The Company anticipates growth in these markets as it captures additional market share due to the planned international expansion. Currently NTS is developing compliance and interoperabiltiy testing for emerging technologies; Multimedia over Coax Cable (MoCA), Video Electronics Standards (VESA), WiMedia, satellite radio and electronic product compliance for Zune applications. In addition, the Company believes demand will increase for certification of "ZigBee" platforms and "ZigBee" Alliance-recognized products. The Company believes these compliance activities will have applicability in both the Asian and US markets.

        The transportation market and power markets have been stable with the Company continuing to experience a decrease in the transportation business at its Detroit facility, while the Company has recently experienced a moderate increase in the power business.

        In the Technical Solutions segment (TS), the Company provides a variety of staffing and workforce management services and solutions with a focus on IT and engineering. Over the past few years, the IT general services business transferred to off-shore facilities and became a commodity service for some of the Company's largest competitors. TS is positioning itself to provide its clients with resources and solutions from product concept to market entry by leveraging the Engineering & Evaluation aerospace, defense and telecommunications customers and aligning its services with the Engineering & Evaluation sales team.

        Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources

        Summary of cash flows:

	FY 2008	FY 2007
	(Dollars in thousands)
Net cash provided by operating activities	$6,022	$6,253
Net cash used in investing activities	(18,387)	(9,280)
Net cash provided by financing activities	11,991	2,117
Effect of exchange rate changes on cash	16	(65)

Net decrease in cash	$(358)	$(975)

        Net cash provided by operating activities of $6,022,000 in fiscal 2008 consisted of net income of $2,615,000, adjusted for non-cash items of $6,155,000 in depreciation and amortization, share-based compensation of $388,000, and $422,000 in other non-cash items, partially offset by $2,908,000 of changes in working capital, $291,000 in deferred income taxes and $359,000 in net gain on insurance claim. Net cash provided by operating activities of $6,253,000 in fiscal 2007 consisted of net income of $1,581,000, adjusted for non-cash items of $5,822,000 in depreciation and amortization, share-based compensation of $569,000, partially offset by $1,658,000 of changes in working capital and $61,000 in other non-cash items.

        Net cash used in investing activities in fiscal 2008 of $18,387,000 was primarily attributable to capital spending of $5,100,000, total cash used for acquisitions of $13,082,000, which consisted of cash used to acquire TRA Certification, Inc. ("TRA") of $471,000 and cash used to acquire United States Test Laboratory, LLC ("USTL") of $12,611,000, and cash used for investment in retirement funds of $363,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities increased from fiscal 2007 to fiscal 2008 by $9,107,000 primarily as a result of the increase in cash used for acquisitions, partially offset by a decrease of $928,000 in capital spending on property, plant and equipment, and net proceeds from insurance claim of $359,000. Net cash used for investing activities in fiscal 2007 of $9,280,000 was primarily attributable to capital spending of $6,028,000, cash used to acquire American International Registrars Corporation ("AIR") of $386,000, cash used to acquire B&B Technologies of $414,000 and cash used to acquire Dynamic Labs of $2,254,000.

        Net cash provided by financing activities in fiscal 2008 of $11,991,000, consisted primarily of proceeds from borrowings of $24,697,000 and proceeds from stock options exercised of $402,000, partially offset by repayment of debt of $13,058,000. Net cash provided by financing activities in fiscal 2007 of $2,117,000, consisted of proceeds from borrowings of $15,326,000, proceeds from stock options exercised of $633,000, partially offset by repayment of debt of $9,949,000, and common stock repurchase of $3,893,000 from a former executive officer and director of the Company.

        On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the "Amendment"). This agreement matures on December 1, 2012. The amendment included the following changes: (a) $16,500,000 revolving line of credit with interest rate at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at January 31, 2008 was $9,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $7,000,000 as of January 31, 2008. (b) $9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a 7 year period. (c) $12,650,000 in Term Loan B which was used to acquire USTL on December 5, 2007. The interest rate is at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.

        In addition to the Comerica agreement, the Company has two mortgage notes with other banks on land and buildings owned by the Company in Massachusetts and California with interest rates of 5.5% and 9.0% in the aggregate amount of $1,957,000 and an additional $775,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was in compliance with all of the covenants with its banks at January 31, 2008.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect interest expense by $312,000 at January 31, 2008 as compared to $88,000 at January 31, 2007.

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

        We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of NQA, Inc., a corporation in which the Company has an 50.1% interest and whose financial statements are consolidated with those of the Company, have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for NQA, is based solely on the report of the other auditors. In the consolidated financial statements, NQA's total assets constitute $3,044,000 in 2008 and $2,597,000 in 2007 and total revenues constitute $8,419,000 in 2008 and $7,463,000 in 2007 of the related consolidated totals. Also, the financial statements of XXCAL Japan, a corporation in which the Company has a 50% interest and is accounted for under the equity method, have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for XXCAL Japan, is based solely on the report of the other auditors. In the consolidated financial statements, the Company's investment in XXCAL Japan is stated at $1,362,000 and $1,220,000, respectively, at January 31, 2008 and 2007, and the Company's equity in the net income of XXCAL Japan is stated at $142,000 and $201,000 for the years ended January 31, 2008 and 2007, respectively.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                      /s/ Ernst & Young LLP

Los Angeles, California
April 25, 2008

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31,

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$2,863,000	$3,221,000
Investments	363,000	—
Accounts receivable, net of allowance for doubtful accounts of $907,000 at January 31, 2008 and $691,000 at January 31, 2007	23,925,000	21,900,000
Income taxes receivable	327,000	—
Inventories	2,915,000	2,892,000
Deferred income taxes	2,216,000	1,690,000
Prepaid expenses and other current assets	1,330,000	958,000

Total current assets	33,939,000	30,661,000
Property, plant and equipment, at cost
Land	1,415,000	1,415,000
Buildings	10,241,000	10,238,000
Machinery and equipment	83,423,000	78,513,000
Leasehold improvements	11,886,000	11,323,000

Total property, plant and equipment	106,965,000	101,489,000
Less: accumulated depreciation	(71,914,000)	(66,055,000)

Net property, plant and equipment	35,051,000	35,434,000
Goodwill	10,471,000	4,126,000
Intangible assets	6,677,000	245,000
Other assets	4,754,000	4,373,000

TOTAL ASSETS	$90,892,000	$74,839,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,090,000	$5,843,000
Accrued expenses	5,857,000	5,213,000
Income taxes payable	—	401,000
Deferred revenue	959,000	832,000
Current installments of long-term debt	1,888,000	3,285,000

Total current liabilities	14,794,000	15,574,000
Long-term debt, excluding current installments	32,274,000	19,238,000
Deferred income taxes	5,148,000	5,052,000
Deferred compensation	986,000	946,000
Minority interest liability	335,000	250,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,846,000 as of January 31, 2008 and 8,717,000 as of January 31, 2007	13,769,000	12,863,000
Retained earnings	23,486,000	20,971,000
Accumulated other comprehensive income (loss)	100,000	(55,000)

Total shareholders' equity	37,355,000	33,779,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,892,000	$74,839,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended January 31,

	2008	2007
Net revenues	$122,376,000	$115,673,000
Cost of sales	92,501,000	89,030,000

Gross profit	29,875,000	26,643,000
Selling, general and administrative expense	24,071,000	22,176,000
Equity income from non-consolidated subsidiary	(142,000)	(201,000)

Operating income	5,946,000	4,668,000
Other income (expense):
Interest expense, net	(1,950,000)	(1,801,000)
Other income, net	414,000	111,000

Total other expense, net	(1,536,000)	(1,690,000)
Income before income taxes and minority interest	4,410,000	2,978,000
Income taxes	1,711,000	1,309,000

Income before minority interest	2,699,000	1,669,000
Minority interest in earnings	(84,000)	(88,000)

Net income	$2,615,000	$1,581,000

Net income per common share:
Basic	$0.30	$0.18

Diluted	$0.28	$0.17

Weighted average common shares outstanding	8,795,000	8,705,000
Dilutive effect of stock options	662,000	800,000

Weighted average common shares outstanding, assuming dilution	9,457,000	9,505,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

	Number of Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 31, 2006	9,176,000	$14,624,000	$19,744,000	$10,000	$34,378,000

Correction of deferred tax error from prior years	—	—	(354,000)	—	(354,000)
Net income	—	—	1,581,000	—	1,581,000
Foreign currency translation	—	—	—	(65,000)	(65,000)

Comprehensive income					1,516,000
Stock options exercised	281,000	839,000	—	—	839,000
Stock retired for option exercise	(31,000)	(206,000)	—	—	(206,000)
Issuance of restricted stock	—	32,000	—	—	32,000
Share-based compensation	—	537,000	—	—	537,000
Tax benefit from stock options exercise	—	282,000	—	—	282,000
Stock repurchase	(792,000)	(3,893,000)	—	—	(3,893,000)
Stock issued for acquisition of B&B Technologies	83,000	648,000	—	—	648,000

Balance at January 31, 2007	8,717,000	$12,863,000	$20,971,000	$(55,000)	$33,779,000

Net income	—	—	2,615,000	—	2,615,000
Foreign currency translation	—	—	—	16,000	16,000
Unrealized gain on securities available for sale, net of tax effect of $78,000	—	—	—	139,000	139,000

Comprehensive income					2,770,000
Stock options exercised	123,000	430,000	—	—	430,000
Stock retired for option exercise	(5,000)	(28,000)	—	—	(28,000)
Vesting of restricted stock	11,000	—	—	—	—
Issuance of restricted stock	—	123,000	—	—	123,000
Share-based compensation	—	236,000	—	—	236,000
Tax benefit from stock options exercise	—	116,000	—	—	116,000
Tax benefit from distribution of restricted stock	—	29,000	—	—	29,000
Cash dividends paid by NQA, Inc.	—	—	(100,000)	—	(100,000)

Balance at January 31, 2008	8,846,000	$13,769,000	$23,486,000	$100,000	$37,355,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the Twelve Months Ended January 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,615,000	$1,581,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,155,000	5,822,000
Write-off (recoveries) of receivables	217,000	(125,000)
Loss on retirement of assets	5,000	23,000
Undistributed earnings of affiliate	84,000	88,000
Deferred income taxes	(291,000)	(329,000)
Tax benefit from stock option exercises	116,000	282,000
Share based compensation	388,000	569,000
Net gain on insurance claim	(359,000)	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(2,242,000)	(1,102,000)
Inventories	(23,000)	(673,000)
Prepaid expenses	(369,000)	(157,000)
Other assets and intangibles	(230,000)	(244,000)
Accounts payable	(106,000)	896,000
Accrued expenses	623,000	(229,000)
Income taxes payable	(401,000)	(193,000)
Deferred income	127,000	(38,000)
Deferred compensation	40,000	72,000
Income taxes receivable	(327,000)	10,000

Net cash provided by operating activities	6,022,000	6,253,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,100,000)	(6,028,000)
Investment in life insurance	(201,000)	(197,000)
Acquisitions of businesses, net of cash acquired	(13,082,000)	(3,055,000)
Net proceeds from insurance claim	359,000	—
Investment in retirement funds	(363,000)	—

Net cash used in investing activities	(18,387,000)	(9,280,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	24,697,000	15,326,000
Repayments of current and long-term debt	(13,058,000)	(9,949,000)
Net cash dividends paid by NQA, Inc.	(50,000)	—
Proceeds from stock options exercised	402,000	633,000
Common stock repurchase	—	(3,893,000)

Net cash provided by financing activities	11,991,000	2,117,000

Effect of exchange rate changes on cash	16,000	(65,000)

Net decrease in cash	(358,000)	(975,000)
Beginning cash balance	3,221,000	4,196,000

ENDING CASH BALANCE	$2,863,000	$3,221,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,637,000	$1,837,000
Income taxes	$2,211,000	$1,487,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2008

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

        XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have operating control. XXCAL Japan's financial statements are prepared in accordance with generally accepted accounting principles in Japan. There are no material adjustments that need to be made to XXCAL Japan's financial statements for them to be in conformity with U.S. generally accepted accounting principles. The equity investment recorded in the accompanying balance sheets is $1,362,000 and $1,220,000 at January 31, 2008 and 2007, respectively. The Company's equity earnings recorded in the accompanying income statements totaled $142,000 and $201,000 for the years ended January 31, 2008 and 2007, respectively.

Risks and Uncertainties

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates made by the Company relate primarily to the recognition of revenue under long-term contracts, the valuation of goodwill and other intangible assets useful lives for depreciation and amortization, share-based compensation and accounting for income taxes. Actual results could differ from those estimates.

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

        Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(1)    Summary of Significant Accounting Policies (Continued)

level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

Property Held for Sale

        The Company has listed approximately 120 acres of its Santa Clarita, California land for sale, but because it does not meet all the criteria for accounting classification as an "asset held for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," it was not classified as such in the accompanying consolidated financial statements.

Property, Plant and Equipment

        Property, plant, and equipment is stated at actual cost and is depreciated or amortized using the straight-line method over the following estimated useful lives:

Buildings	30 to 35 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Terms of lease, or estimated useful life (whichever is less)

Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets."

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

January 31, 2008

(1)    Summary of Significant Accounting Policies (Continued)

Solutions segment, which constitute components of its business that include goodwill. The Company completed its annual goodwill impairment test and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and economic projections and anticipated cash flows. An impairment loss is recorded when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings.

Share-Based Compensation

        Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment". SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The exercise price of options is equal to the market price of National Technical Systems, Inc. common stock (defined as the closing price reported by the NASDAQ global market) on the date of grant. Accordingly, no share-based compensation, other than acquisition-related compensation, was recognized in the financial statements prior to February 1, 2006.

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

        No options have been granted by the Company during fiscal years 2008 or 2007. Options to be granted to existing and newly hired employees or directors will generally vest over a four-year period from the date

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(1)    Summary of Significant Accounting Policies (Continued)

of grant. The Company may also assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, the Company does not grant additional stock under these plans. The Company may use other types of equity incentive awards, such as restricted stock. The Company's equity incentive plan also allows for performance-based vesting for equity incentive awards.

        Share-based compensation is based on the Black-Scholes-Merton option pricing model for estimating fair value of options granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's stock participation plan.

        Compensation expense related to non-vested shares represents the fair value of the shares at the date of the grant, net of assumptions regarding estimated future forfeitures, and is charged to earnings over the vesting period.

        In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for fiscal years 2008 and 2007 was immaterial.

Accounting for Income Taxes

        Income taxes are accounted for under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

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

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(1)    Summary of Significant Accounting Policies (Continued)

Comprehensive Income

        In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report and display the components of comprehensive income, including unrealized gains or losses on marketable securities and foreign currency translation adjustments. Accumulated other comprehensive income was $100,000 as of January 31, 2008 and accumulated other comprehensive loss was $55,000 as of January 31, 2007.

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

Foreign Currency

        The accounts of the foreign divisions are translated into United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All balance sheet accounts, except for certain fixed assets accounts, have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. The translation of the balance sheet accounts resulted in $16,000 in unrealized gain and $65,000 in unrealized loss in fiscal years 2008 and 2007, respectively. In addition, a transaction gain of $132,000 and a transaction loss of $2,000 for the fiscal years 2008 and 2007, respectively, are included in operating income for each period.

Related Party Transactions

        NTS provides management and consulting services to NQA, Inc. for an agreed-upon management fee. Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company. Management fees earned by the Company for fiscal 2008 and 2007 were $407,000 and $475,000, respectively.

        NQA, Ltd., the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. NQA, Ltd. charges NQA, Inc. an agreed-upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service ("UKAS") and Raad voor Accreditatie ("RVA") levy. Certification fees for fiscal 2008 and 2007 were $407,000 and $475,000, respectively.

        NQA, Inc. leases space from NTS and was assessed $71,000 for rent and utilities in fiscal years 2008 and 2007.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(1)    Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on February 1, 2008. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, cash flows, or results of operations.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51" ("SFAS 160"), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for the Company on February 1, 2009. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial position, cash flows, and results of operations.

(2)    Business Acquisitions

Acquisition of TRA Certification, Inc.

        On May 31, 2007, NQA USA, Inc., a 50% owned consolidated subsidiary of NTS, acquired the assets of TRA Certification, Inc. ("TRA"), located in Elkhart, Indiana, for a total purchase price of $821,000. The Company paid $471,000 in cash and will pay an additional $350,000 which is payable in five annual payments of $70,000 each, starting upon the first anniversary of the purchase. All existing TRA customers and associated certifications and backlog were transferred to NQA, USA. The preliminary purchase price was allocated $350,000 to covenant not to compete, $207,000 to customer relationships and $264,000 to goodwill. The results of operations for TRA are included in the Company's consolidated statement of

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(2)    Business Acquisitions (Continued)

income from June 1, 2007 to January 31, 2008. The purchase price allocation has not been finalized, pending further information that may impact the valuation of certain assets or liabilities.

Acquisition of United States Test Laboratory, LLC

        On December 5, 2007, the Company acquired all of the outstanding membership interests of United States Test Laboratory, L.L.C. ("USTL"), located in Wichita, Kansas, pursuant to an Interests Purchase Agreement between NTS and USTL. Under the terms of the Interests Purchase Agreement, the Company paid to the sellers at the closing an aggregate of $12,500,000, of which $750,000 was deposited into a third-party escrow as security for indemnification claims the Company may have against the sellers under the agreement. The amount remaining in the escrow will be released to the sellers on June 5, 2009, except for amounts subject to pending indemnification claims, if any. In addition, the Company agreed to pay to the sellers up to $1,800,000 in earnout consideration contingent upon the achievement by USTL of certain revenue targets over the 24 months immediately following the closing of the agreement. This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed. The President of USTL will continue to be employed at USTL as General Manager.

        The aggregate purchase price is comprised of the following:

Cash paid to sellers	$11,750,000
Cash deposited in escrow	750,000
Acquisition costs	282,000
Cash received from sellers	(171,000)

$12,611,000

        The purchase price allocation has not been finalized pending further information that may impact the valuation of certain assets or liabilities. We allocated the aggregated purchase price of approximately $12,611,000 to the estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of USTL as follows:

Prepaid expense	$3,000
Property, plant and equipment	431,000
Goodwill	6,081,000
Other intangibles	6,120,000
Accounts payable	(3,000)
Other accrued liabilities	(21,000)

$12,611,000

        The excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed amounted to $6,081,000, which was allocated to goodwill and is deductible for tax purposes. The results of operations for USTL are included in the Company's consolidated statement of income from December 5, 2007 to January 31, 2008.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(2)    Business Acquisitions (Continued)

        The following unaudited pro forma information presents the results of operations of the Company as if the acquisition of USTL had taken place at the beginning of the applicable periods:

	January 31, 2008	January 31, 2007
Net revenues	126,888,000	119,144,000
Net income	3,960,000	2,215,000
Earnings per diluted share	$0.42	$0.23

        A breakdown of the intangible assets acquired is as follows:

	Fair Value	Estimated Useful Life
Covenants not to compete	$200,000	10 years
Customer relationships	5,700,000	15 years
Trademarks and tradenames	200,000	Indefinite
Accreditations and certifications	20,000	5 years

	$6,120,000

(3)    Debt

        Long-term debt consists of the following:

	2008	2007
Revolving lines of credit (a)	$9,500,000	$8,843,000
Term loan A (b)	9,000,000	—
Term loan B (c)	12,650,000	—
Notes payable secured by land and buildings	1,957,000	2,415,000
Secured and other notes payable	1,055,000	11,265,000

Subtotal	34,162,000	22,523,000
Less current installments	1,888,000	3,285,000

Total	$32,274,000	$19,238,000

On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the "Amendment"). This agreement matures on December 1, 2012. Under the Amendment, the credit facility was restructured as follows:

  (a)
  $16,500,000 revolving line of credit with interest rate at the agent's prime rate (6.0% at January 31, 2008) less 25 basis points, with an option for the Company to convert to loans at the Libor rate (ranging from 2.98% to 3.26% at January 31, 2008) plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at January 31, 2008 was $9,500,000. This balance is reflected in the

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(3)    Debt (Continued)

    accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $7,000,000 as of January 31, 2008.

  (b)
  $9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent's prime rate (6.0% at January 31, 2008) less 25 basis points, with an option for the Company to convert to loans at the Libor rate (ranging from 2.98% to 3.26% at January 31, 2008) plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest and principal payments of $321,000 are made quarterly with the remaining principal due at the maturity date.

  (c)
  $12,650,000 in Term Loan B which was used to acquire United States Test Laboratory on December 5, 2007. The interest rate is at the agent's prime rate (6.0% at January 31, 2008) less 25 basis points, with an option for the Company to convert to loans at the Libor rate (ranging from 2.98% to 3.26% at January 31, 2008) plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest is paid quarterly and the principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years. The remaining principal is due at the maturity date.

        In addition to the Comerica agreement, the Company has two mortgage notes with other banks on land and buildings owned by the Company in Massachusetts and California with interest rates of 5.5% and 9.0% in the aggregate amount of $1,957,000, an additional $775,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47% and a $280,000 note payable for a covenant not to compete related to the TRA acquisition. The Company was in compliance with all of the covenants with its banks at January 31, 2008.

        Maturities of long-term debt for five years subsequent to January 31, 2008 are as follows:

2009	$1,888,000
2010	2,634,000
2011	2,696,000
2012	3,340,000
2013	22,375,000
Thereafter	1,229,000

$34,162,000

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

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(3)    Debt (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments are:

	2008 Carrying amount	2008 Estimated fair value	2007 Carrying amount	2007 Estimated fair value
Notes payable	$1,957,000	$1,987,000	$2,415,000	$2,451,000
Secured and other notes payable	22,705,000	18,876,000	11,265,000	8,359,000
Revolving lines of credit	9,500,000	9,500,000	8,843,000	8,843,000

(4)    Income Taxes

        The provision (benefit) for income taxes from continuing operations consists of:

	2008	2007
Current:
Federal	$1,732,000	$1,244,000
State	386,000	264,000
Foreign	79,000	120,000

	2,197,000	1,628,000
Deferred:
Federal	(434,000)	(292,000)
State	(52,000)	(27,000)

	(486,000)	(319,000)

Income tax expense	$1,711,000	$1,309,000

        Pre-tax profit generated from foreign operations was $597,000 and $658,000 in fiscal 2008 and 2007, respectively. The earnings associated with the Company's foreign subsidiary in Japan are reported net of tax and are included in operating income. Accumulated foreign earnings were $1,362,000 as of January 31, 2008 and $1,220,000 as of January 31, 2007.

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2008	2007
Income before income taxes and minority interest	$4,410,000	$2,978,000

Federal income tax computed at statutory rate	$1,500,000	$1,010,000
State income taxes, net of federal benefits	220,000	153,000
Foreign income not subject to US Tax	(203,000)	(224,000)
Foreign tax	79,000	120,000
Other, principally non-deductible expenses	115,000	250,000

Income tax expense	$1,711,000	$1,309,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(4)    Income Taxes (Continued)

        Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net operating loss of $539,000 and $262,000 for federal and state, respectively, relate to the purchase of Phase Seven Laboratories, Inc. in March 2005. Of this amount $262,000 relating to the state net operating losses will expire in 2015 and $539,000 will expire in 2025. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2008		2007
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$372,000	$—	$240,000	$—
Vacation accrual	666,000	—	567,000	—
State taxes	357,000	—	264,000	—
Deferred compensation	391,000	—	407,000	—
Net operating loss	204,000	—	199,000	—
Other	226,000	—	13,000	—

Total deferred tax assets	2,216,000	—	1,690,000	—
Deferred tax liabilities:
Goodwill	—	(425,000)	—	(280,000)
Gain on involuntary conversion	—	(10,000)	—	(13,000)
Tax over book depreciation	—	(4,391,000)	—	(4,759,000)
Other	—	(322,000)	—	—

Total deferred tax liabilities	$—	$(5,148,000)	$—	$(5,052,000)

Net deferred tax asset (liability)	$2,216,000	$(5,148,000)	$1,690,000	$(5,052,000)

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

January 31, 2008

(5)    Stock Options, Equity Incentive and Pension Plans

        The Company has two employee incentive stock option plans; the "2002 stock option plan" and the "1994 stock option plan."

        Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock. The number of shares approved for issuance under the 2002 stock option plan was 1,000,000 shares. During fiscal 2008 there were no shares granted under the 2002 stock option plan. The 1994 stock option plan is terminated and no additional options will be granted under this plan.

        Outstanding options under all plans are exercisable at 100% or more of fair market value (as determined by the compensation committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. No stock options were granted in fiscal years 2008 and 2007. A summary of option activity under the plan as of January 31, 2008, and changes during the two years then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2006	2,167,445	$3.78
Granted	—	—
Exercised	(280,028)	3.00
Canceled or expired	(25,575)	3.68

Outstanding at January 31, 2007	1,861,842	$3.90	4.74	$3,960,000

Granted	—	—
Exercised	(123,283)	3.48
Canceled or expired	(12,100)	5.68

Outstanding at January 31, 2008	1,726,459	$3.92	3.84	$3,793,000

Exercisable at January 31, 2008	1,585,959	$3.85	3.54	$3,595,000

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock at the end of each fiscal year and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised at the end of each fiscal year.

        The total intrinsic value of options exercised during the years ended January 31, 2008 and 2007 was $366,000 and $1,051,000, respectively.

        The range of exercise prices for options outstanding at January 31, 2008 was $1.35 to $6.75. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        The following tables summarize information about options outstanding at January 31, 2008:

Range of exercise prices	Outstanding at January 31, 2008	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$1.00 to $2.00	119,500	3.8	$1.62	119,500	$1.62
$2.01 to $3.00	448,280	3.4	$2.59	448,280	$2.59
$3.01 to $4.00	179,706	2.0	$3.30	179,706	$3.29
$4.01 to $5.00	640,575	5.8	$4.61	515,825	$4.60
$5.01 to $6.00	307,981	1.8	$5.43	292,231	$5.45
$6.01 to $7.00	30,417	0.8	$6.27	30,417	$6.27

	1,726,459			1,585,959

        These options will expire if not exercised at specific dates ranging from September 2008 to December 2016. During the year ended January 31, 2008, 123,283 options were exercised at prices from $1.35 to $5.50 per share.

        The Company presented an equity incentive plan for shareholder vote at its June 29, 2006 annual shareholders' meeting and it was approved by the shareholders. Additionally, 143,050 shares that were reserved for future grants, were cancelled. A total of 300,000 new shares of common stock were reserved for issuance under the 2006 Equity Incentive Plan ("EIP"). As of January 31, 2008, 87,037 shares of the Company's common stock had been issued under the 2006 EIP and 212,963 shares were reserved for future issuance under the plan. Shares are issued under the EIP as compensation to certain employee and non-employee directors of the Company.

        The Company's non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to these grants was $123,000 for fiscal year 2008 and $32,000 for fiscal year 2007.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        The following table summarizes the non-vested shares transactions for fiscal year 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Outstanding at January 31, 2006	—	—
Granted	43,270	$7.08
Vested	—	—
Forfeited	—	—

Outstanding at January 31, 2007	43,270	$7.08

Granted	43,766	$7.00
Vested	(10,821)	$7.08
Forfeited	—	—

Outstanding at January 31, 2008	76,215	$7.03

        Under the provisions of SFAS No. 123(R), $359,000 has been recorded as a credit to common stock during fiscal year 2008. In addition, the tax benefit realized for the tax deduction from option exercises and restricted stock totaled $145,000 and was credited to common stock. As of January 31, 2008, there was $120,000 of total unrecognized compensation costs related to stock options granted under the Company's equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of two years.

        As of January 31, 2008, there was $457,000 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 41 months.

        The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants' own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2008, the Company contributed $281,000 to the 401(k) profit sharing plan as compared to $261,000 in 2007.

        In fiscal year 2007, the Company started a new Senior Executive Retirement Plan ("SERP"). During fiscal year 2008, the Company contributed $375,000 to the Plan and paid $14,000 in premium charges for life insurance policies with the Company designated as the beneficiary. There were no contributions or premium charges in fiscal year 2007.

        The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation. The deferred compensation benefits are accrued and recognized over each employee's

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

expected term of employment. The Company's total deferred compensation expenses were $78,000 and $81,000 for the years ended January 31, 2008 and 2007, respectively. Included in other assets is $2,626,000 and $2,425,000 for the cash surrender values as of January 31, 2008 and 2007, respectively.

(6)    Capital Stock

        As of January 31, 2008 and 2007, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2008 and January 31, 2007, 8,846,000 shares and 8,717,000 were issued and outstanding, respectively.

        During fiscal year 2008, there were 123,000 options exercised, 5,000 shares retired and 11,000 shares of restricted stock became vested under the 2006 equity incentive plan.

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

(7)    Commitments

        The Company leases certain of its operating facilities and equipment under operating leases which principally expire at various dates through fiscal year 2012. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rental expense was $3,608,000 and $3,383,000 for the years ended January 31, 2008 and 2007, respectively.

        At January 31, 2008, minimum rental payment obligations under operating leases were as follows:

2008	$3,056,000
2009	$2,466,000
2010	$1,443,000
2011	$705,000
2012	$638,000
Thereafter	$1,806,000

$10,114,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(8)    Intangible Assets

        As of January 31, 2008 and January 31, 2007, the Company had the following acquired intangible assets:

	January 31, 2008				January 31, 2007
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Covenants not to compete	$849,000	$225,000	$624,000	3-10 years	$299,000	$144,000	$155,000	3-5 years
Customer relationships	6,012,000	178,000	5,834,000	3-15 years	105,000	15,000	90,000	3 years
Acreditations and Certifications	20,000	1,000	19,000	5 years	—	—	—

Total	$6,881,000	$404,000	$6,477,000		$404,000	$159,000	$245,000

Intangible assets not subject to amortization:
Goodwill			$10,471,000				$4,126,000
Trademarks and Tradenames			200,000				—

Total			$10,671,000				$4,126,000

        Amortization expense for intangible assets subject to amortization was $245,000 and $40,000 for the twelve months ended January 31, 2008 and 2007, respectively. The aggregate amortization for the next five years is estimated to be $617,000, $579,000, $527,000, $489,000 and $427,000 for fiscal years 2009 through 2013, respectively.

(9)    Accrued Expenses

        A summary of accrued expenses at January 31 is as follows:

	2008	2007
Compensation and employee benefits	$4,329,000	$3,845,000
Other	1,528,000	1,368,000

Total accrued expenses	$5,857,000	$5,213,000

(10)    Investments

        The Company has investments in available for sale securities in the aggregate fair value of $217,000. A gain of $139,000, net of taxes of $78,000 was recorded as unrealized gain in accumulated other comprehensive income for fiscal 2008.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(11)    Contingencies

        The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(12)    Segment of Business Information

        The Company maintains two core operating segments: Engineering & Evaluation and Technical Solutions.

        The Engineering & Evaluation segment operates test laboratories in various states in the U.S., Canada and Germany and provides technical support and technical support personnel to assist customers in a broad range of industries (aerospace, defense, telecommunications, power products, transportation and computer, among others) in the solving of technical problems via analysis and testing of materials, components, subsystems and systems, electro-magnetic interference testing and product safety testing under its NRTL status by the United States Department of Labor, Occupational Safety and Health Administration. This segment also provides registration, certification and conformance evaluation services to its customers, particularly with regard to EU standards. In addition, it performs compatibility testing of hardware and software components. This segment also performs quality registration services by evaluating a supplier's systems for conformity to ISO 9000, the international quality standard. The evaluations include an examination of the companies' quality policy, quality system documentation and quality records.

        The Technical Solutions segment locates, recruits, and hires a wide variety of technical personnel, engineers, drafters, designers, computer programmer technicians and others and assigns them to customers either on a temporary or permanent basis.

        The Company's reportable segments each represent strategic business units that offer different, yet related services. They are managed differently because each requires differing technical skills and sales strategies. Each segment is led by a chief operating decision maker, who, in coordination with the Company's Chief Executive Officer uses the information reported below in evaluating results and allocating resources pertaining to segment operations.

        The Company did not have any revenues from a single customer in the Engineering & Evaluation Group, which represented in excess of 10% of total segment revenues. Three major customers represented $7,187,000, $6,541,000 and $3,479,000 of fiscal 2008 Technical Solutions net revenues as compared to three major customers representing $8,765,000, $7,311,000 and $4,951,000 of fiscal 2007 Technical Solutions net revenues. Total revenues from customers in foreign countries were $6,236,000 in fiscal 2008 and $6,564,000 in fiscal 2007.

        The following table illustrates each segment's operating income for 2008 and 2007. Assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist of cash, accounts receivable, income taxes receivable, investments in securities, real estate and fixed assets not allocated to segments. Corporate general and administrative expenses were allocated on the basis of

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(12)    Segment of Business Information (Continued)

revenues, gross profit, net property, plant and equipment and payroll expenses of the respective segments. Interest expense is allocated to the segments based on average borrowing rates and segment advances.

	Year Ended January 31, 2008
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$90,548,000	$31,828,000	$—	$122,376,000

Gross profit	24,275,000	5,600,000	—	29,875,000
Selling, general and administrative expense	18,349,000	5,722,000	—	24,071,000
Equity income from non-consolidated subsidiary	142,000	—	—	142,000

Operating income (loss)	6,068,000	(122,000)	—	5,946,000
Other income (expense):
Interest expense, net	(1,836,000)	(114,000)	—	(1,950,000)
Other income, net	359,000	55,000	—	414,000

Income (loss) before income taxes and minority interest	$4,591,000	$(181,000)	$—	$4,410,000

Assets	$76,051,000	$7,876,000	$6,965,000	$90,892,000

Equity investments	1,362,000	—	—	1,362,000

Expenditures for long-lived assets	4,727,000	38,000	335,000	5,100,000

Depreciation and amortization	5,618,000	299,000	238,000	6,155,000

Goodwill	10,275,000	196,000	—	10,471,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(12)    Segment of Business Information (Continued)

	Year Ended January 31, 2007
	Engineering & Evaluation	Technical Solutions	Corporate	Total
Net revenues	$80,030,000	$35,643,000	$—	$115,673,000

Gross profit	20,678,000	5,965,000	—	26,643,000
Selling, general and administrative expense	16,391,000	5,785,000	—	22,176,000
Equity income from non-consolidated subsidiary	201,000	—	—	201,000

Operating income	4,488,000	180,000	—	4,668,000
Other income (expense):
Interest expense, net	(1,677,000)	(125,000)	—	(1,802,000)
Other income, net	18,000	94,000	—	112,000

Income before income taxes and minority interest	$2,829,000	$149,000	$—	$2,978,000

Assets	$61,398,000	$8,279,000	$5,162,000	$74,839,000

Equity investments	1,220,000	—	—	1,220,000

Expenditures for long-lived assets	5,960,000	57,000	11,000	6,028,000

Depreciation and amortization	5,072,000	548,000	202,000	5,822,000

Goodwill	3,930,000	196,000	—	4,126,000

(13)    Quarterly Financial Data (Unaudited)

	Three months ended,
2008
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$29,804,000	$31,025,000	$31,003,000	$30,544,000
Gross profit	7,015,000	8,129,000	7,705,000	7,026,000
Net income	591,000	770,000	631,000	623,000
Earnings per common share
Basic	0.07	0.09	0.07	0.07
Diluted	0.06	0.08	0.07	0.07
Weighted average common shares outstanding	8,744,000	8,779,000	8,822,000	8,834,000
Dilutive effect of stock options	578,000	664,000	711,000	695,000
Weighted average common shares outstanding,
assuming dilution	9,322,000	9,443,000	9,533,000	9,529,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2008

(13)    Quarterly Financial Data (Unaudited) (Continued)

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

        Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

        As required by Rule 13a-15(d) under the Exchange Act, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the Company's fourth fiscal quarter.

Limitations of the Effectiveness

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were, in fact, effective at the "reasonable assurance" level as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated

Framework. Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of January 31, 2008.

        The annual report on internal control over financial reporting does not include an attestation report of the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 15, 2008 are incorporated herein by reference.

  Executive Officers of the Company

Name	Age	Position
Lloyd Blonder	68	Senior Vice President Finance, Treasurer. He has been associated with the Company since 1983.
Douglas Briskie	44	Vice President, Corporate Development. He has been associated with the Company since 1987.
Aaron Cohen	71	Senior Vice President. He has been associated with the Company since 1961.
Jack Lin	75	Chairman of the board of the Company. He has been associated with the Company since 1961.
Raffy Lorentzian	52	Senior Vice President, Chief Financial Officer, Chief Accounting Officer. He has been associated with the Company since 1997.
Cynthia Maher	49	Corporate Secretary, Corporate Counsel, Human Resources Director. She has been associated with the Company since 2005.
William McGinnis	49	President and Chief Executive Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	45	Vice President, Chief Operating Officer. He has been associated with the Company since 1997.

        The Company's Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and corporate controller, as well as other employees. A copy of this code of ethics has been posted on the Company's website. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulations S-K shall be disclosed by posting such information on our website.

ITEM 11.    EXECUTIVE COMPENSATION.

        The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 15, 2008 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 15, 2008 are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The section entitled "Certain Relationships and Related Party Transactions" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 15, 2008 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information under the heading "Audit Fees and All Other Fees" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 15, 2008 is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A.	Consolidated Financial Statements and Schedules.
Financial statements required by Item 15 are included in Item 8 above.
Financial Statements:
Consolidated Balance Sheets—January 31, 2008 and 2007
Consolidated Statements of Income—Years ended January 31, 2008 and 2007
Consolidated Statements of Shareholders' Equity—Years ended January 31, 2008 and 2007
Consolidated Statements of Cash Flows—Years ended January 31, 2008 and 2007
Notes to Consolidated Financial Statements

Schedule
Schedule Supporting Financial Statements:
	Valuation and Qualifying Accounts and Reserves	II
B.	Exhibits.

2.1	Asset Purchase Agreement, dated as of January 23, 2004, by and among National Technical Systems, Inc., NTS Technical Systems, Robert Wakefield, Randolph Fairfield, Calvin Milam, E&C Holdings, Inc., Peterson Builders, Inc., and DTI Holdings LLC. (filed January 30, 2004 and is incorporated herein by reference thereto).
2.2	Pro forma financial information related to the acquisition of DTI Holdings LLC. (filed with the Company's 8-K/A on March 22, 2004 and is incorporated herein by reference thereto).
2.3	Interests Purchase Agreement dated December 5, 2007 among NTS Technical Systems, the 2007 Richard W. Mouser Revocable Trust, the Richard W. Mouser Revocable Trust, the Debra S. Mouser Revocable Trust, Richard W. Mouser and Debra S. Mouser (filed with the Company's 8-K on December 11, 2007 and is incorporated herein by reference thereto).

2.4	Pro forma financial information related to the acquisition of United States Test Laboratory, LLC (USTL) (filed with the Company's 8-K/A on February 20, 2008 and is incorporated herein by reference thereto).
3.1	Articles of Incorporation of National Technical Systems, Inc., a California corporation, as amended to date. (filed with the Company's Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).
3.2	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on May 29, 1996 and as amended by amendment number one thereto, adopted on June 25, 1999. (filed with the Company's Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).
3.3	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on December 14, 2004. (filed on September 13,2006 and is incorporated herein by reference thereto).
10.1	Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).
10.2	Amendment to the Company's 1994 Stock Option Plan (filed as Proposal No. 3 to the Company's Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).
10.3	Form of the Company's 2002 Stock Option Plan (filed as Proposal 2 to the Company's Proxy Statement for Annual Meeting of June 28, 2002, and is incorporated herein by reference thereto).
10.4	Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (filed on September 12, 2002 and is incorporated herein by reference thereto).
10.5	Amendment number two to revolving credit agreement between the Company and Comerica Bank effective November 25, 2002 (filed on December 13, 2002 and is incorporated herein by reference thereto).
10.6	Amendment number three to revolving credit agreement between the Company and Comerica Bank effective July 21, 2003 (filed on September 11, 2003 and is incorporated herein by reference thereto).
10.7	Amendment number four to revolving credit agreement between the Company and Comerica Bank effective July 30, 2004 (filed on December 15, 2004 and is incorporated herein by reference thereto).
10.8	Employment agreement between the Company and Dr. Jack Lin dated April 28, 2005 (filed on May 3, 2005 and is incorporated herein by reference thereto).
10.9	Amendment number five to revolving credit agreement between the Company and Comerica Bank effective July 1, 2005 (filed on September 14, 2005 and is incorporated herein by reference thereto).
10.10	Amendment number six to revolving credit agreement between the Company and Comerica Bank effective March 29, 2006 (filed on March 30, 2006 and is incorporated herein by reference thereto).
10.11	Amendment number seven to revolving credit agreement between the Company and Comerica Bank effective September 21, 2006 (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.12	National Technical Systems, Inc. 2006 Long-Term Incentive Plan (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.13	National Technical Systems, Inc. 2006 Supplemental Executive Retirement Plan (filed on December 14, 2006 and is incorporated herein by reference thereto).

10.14	Amendment number eight to revolving credit agreement between the Company and Comerica Bank effective September 26, 2007 (filed on December 13, 2007 and is incorporated herein by reference thereto).
10.15	Amendment No. 9 to Revolving Credit Agreement dated December 5, 2007 among the registrant, certain subsidiaries of the registrant, Comerica Bank and First Bank (filed on December 11, 2007 and is incorporated herein by reference thereto).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of XXCAL Japan, Inc. Independent Auditors and Independent Auditor's Report.
23.3	Consent of NQA, Inc. Independent Auditors and Report of Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.
April 29, 2008	By	/s/ WILLIAM MCGINNIS William McGinnis, Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JACK LIN Jack Lin, Chairman of the Board	/s/ AARON COHEN Aaron Cohen, Senior Vice President and Vice Chairman of the Board
/s/ WILLIAM MCGINNIS William McGinnis, Chief Executive Officer (Principal Executive Officer)	/s/ RAFFY LORENTZIAN Raffy Lorentzian, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ LLOYD BLONDER Lloyd Blonder, Senior Vice President and Treasurer	/s/ JOHN GIBBONS John Gibbons, Director
/s/ DAN YATES Dan Yates, Director	/s/ RALPH F. CLEMENTS Ralph F. Clements, Director
/s/ NORMAN S. WOLFE Norman S. Wolfe, Director	/s/ DONALD J. TRINGALI Donald J. Tringali, Director
/s/ ROBERT I. LIN Robert I. Lin, Director

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2008 and 2007

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of period	Additions— charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended January 31, 2008
2008	$691,000	$336,000	$(120,000)	$907,000
2007	$816,000	$314,000	$(439,000)	$691,000

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Consolidated Financial Statements and Schedule
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Consolidated Balance Sheets January 31,
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Income Years Ended January 31,
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows for the Twelve Months Ended January 31, 2008 and 2007
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 31, 2008
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES .
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9A(T). CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
Schedule II