Form 10-Q
period 2008-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2008-06-13
CIK 110536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                           ---------------------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For transition period from ________________  to _________________

                                     0-16438
                            ------------------------
                            (Commission File Number)

                        NATIONAL TECHNICAL SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                              95-4134955
        ------------------------                 ----------------------
        (State of incorporation)                    (I.R.S. Employer
                                                  Identification No.)

            24007 Ventura Boulevard, Suite 200, Calabasas, California
            ---------------------------------------------------------
                    (Address of principal executive offices)

                     (818) 591-0776                                 91302
     ----------------------------------------------------        -----------
     (Registrant's telephone number, including area code)         (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," " large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [ ]
                                                      (Do not check if a smaller
                                                          reporting company)
                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares of common stock, no par value, outstanding as of June 10, 2008 was 8,983,138.

================================================================================

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets as of
                April 30, 2008 (unaudited) and January 31, 2008             3

                Unaudited Condensed Consolidated Statements of Income
                For the Three Months Ended April 30, 2008 and 2007          4

                Unaudited Condensed Consolidated Statements of Cash
                Flows For the Three Months Ended April 30, 2008 and
                2007                                                        5

                Notes to the Unaudited Condensed Consolidated
                Financial Statements                                        6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       16

Item 4.   Controls and Procedures                                          16


PART II.  OTHER INFORMATION & SIGNATURE

Item 1.         Legal Proceedings                                          17

Item 1A.        Risk Factors                                               17

Item 2.         Unregistered Sales of Equity Securities and Use of
                Proceeds                                                   17

Item 3.         Defaults Upon Senior Securities                            17

Item 4          Submission of Matters to a Vote of Security Holders        17

Item 5.         Other Information                                          17

Item 6.         Exhibits                                                   17

                Signature                                                  18

PART I - FINANCIAL

ITEM 1.  FINANCIAL STATEMENTS

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                           At             At
                                                                                        April 30,      January 31,
                                                                                          2008            2008
                                                                                       (unaudited)
                                                                                      ------------------------------
                                  ASSETS
CURRENT ASSETS:
   Cash                                                                               $   2,876,000   $   2,863,000
   Investments                                                                              552,000         363,000
   Accounts receivable, less allowance for doubtful accounts
      of $767,000 at April 30, 2008 and $907,000 at January 31, 2008                     24,415,000      23,925,000
   Income taxes receivable                                                                       --         327,000
   Inventories, net                                                                       3,461,000       2,915,000
   Deferred income taxes                                                                  2,361,000       2,216,000
   Prepaid expenses                                                                       1,539,000       1,330,000
                                                                                      ------------------------------
      Total current assets                                                               35,204,000      33,939,000

Property, plant and equipment, at cost                                                   99,238,000     106,965,000
Less: accumulated depreciation                                                          (64,849,000)    (71,914,000)
                                                                                      ------------------------------
      Net property, plant and equipment                                                  34,389,000      35,051,000

Goodwill                                                                                 10,668,000      10,471,000
Intangible assets, net                                                                    6,710,000       6,677,000
Other assets                                                                              4,880,000       4,754,000
                                                                                      ==============================

         TOTAL ASSETS                                                                 $  91,851,000   $  90,892,000
                                                                                      ==============================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                   $   5,161,000   $   6,090,000
   Accrued expenses                                                                       6,049,000       5,857,000
   Income taxes payable                                                                     126,000              --
   Deferred income                                                                        2,137,000         959,000
   Current installments of long-term debt                                                 2,052,000       1,888,000
                                                                                      ==============================
      Total current liabilities                                                          15,525,000      14,794,000

Long-term debt, excluding current installments                                           31,879,000      32,274,000
Deferred income taxes                                                                     4,998,000       5,148,000
Deferred compensation                                                                       957,000         986,000
Minority interest                                                                           330,000         335,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized; none issued                       --              --
   Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 8,882,000 as of April 30, 2008 and 8,846,000 as of
      January 31, 2008                                                                   13,974,000      13,769,000
   Retained earnings                                                                     24,214,000      23,486,000
   Accumulated other comprehensive income (loss)                                            (26,000)        100,000
                                                                                      ------------------------------
      Total shareholders' equity                                                         38,162,000      37,355,000
                                                                                      ------------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  91,851,000   $  90,892,000
                                                                                      ==============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
              Unaudited Condensed Consolidated Statements of Income
               for the Three Months Ended April 30, 2008 and 2007

                                                                                           2008            2007
                                                                                      ------------------------------
Net revenues                                                                          $  31,732,000   $  29,804,000
Cost of sales                                                                            24,056,000      22,789,000
                                                                                      ==============================
   Gross profit                                                                           7,676,000       7,015,000

Selling, general and administrative expense                                               6,108,000       5,782,000
Equity loss (income) from non-consolidated subsidiary                                        32,000         (56,000)
                                                                                      ------------------------------
   Operating income                                                                       1,536,000       1,289,000
Other income (expense):
   Interest expense, net                                                                   (523,000)       (454,000)
   Other income, net                                                                        201,000         156,000
                                                                                      ------------------------------
Total other expense, net                                                                   (322,000)       (298,000)

Income before income taxes and minority interest                                          1,214,000         991,000
Income taxes                                                                                491,000         393,000
                                                                                      ------------------------------

Income before minority interest                                                             723,000         598,000
Minority interest                                                                             5,000          (7,000)
                                                                                      ------------------------------

Net income                                                                            $     728,000   $     591,000
                                                                                      ==============================

Earnings per common share:
   Basic                                                                              $        0.08   $        0.07
                                                                                      ==============================
   Diluted                                                                            $        0.08   $        0.06
                                                                                      ==============================

Weighted average common shares outstanding                                                8,868,000       8,744,000
Dilutive effect of stock options                                                            581,000         578,000
                                                                                      ==============================
Weighted average common shares outstanding, assuming dilution                             9,449,000       9,322,000
                                                                                      ==============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               for the Three Months Ended April 30, 2008 and 2007

                                                                                           2008            2007
                                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $     728,000   $     591,000

Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
   Depreciation and amortization                                                          1,701,000       1,491,000
   Write-off (recoveries) of receivables                                                   (140,000)        108,000
   Undistributed (loss) earnings of affiliate                                                (5,000)          7,000
   Deferred income taxes                                                                   (217,000)       (194,000)
   Tax benefit from stock option exercises                                                   53,000          37,000
   Share based compensation                                                                  70,000          99,000
   Net gain on insurance claim                                                                   --        (101,000)
   Gain on sale of securities                                                              (195,000)             --
   Changes in operating assets and liabilities (net of acquisitions):
      Accounts receivable                                                                  (302,000)     (2,792,000)
      Inventories                                                                          (546,000)       (225,000)
      Prepaid expenses                                                                     (426,000)       (164,000)
      Other assets                                                                          (91,000)        215,000
      Accounts payable                                                                     (952,000)       (307,000)
      Accrued expenses                                                                      192,000        (677,000)
      Income taxes payable                                                                  126,000          (5,000)
      Deferred income                                                                     1,178,000       1,169,000
      Deferred compensation                                                                 (29,000)         20,000
      Income taxes receivable                                                               327,000              --
                                                                                       ==============================
Net cash provided by (used in) operating activities                                       1,472,000        (728,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                               (875,000)     (1,081,000)
   Investment in life insurance                                                             (35,000)        (37,000)
   Proceeds from sale of securities                                                         195,000              --
   Acquisitions of businesses, net of cash acquired                                        (419,000)             --
   Net proceeds from insurance claim                                                             --         101,000
   Investment in retirement funds                                                          (189,000)             --
                                                                                      ------------------------------
Net cash used in investing activities                                                    (1,323,000)     (1,017,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from current and long-term debt                                                 250,000       1,999,000
   Repayments of current and long-term debt                                                (481,000)       (785,000)
   Proceeds from stock options exercised                                                     82,000         111,000
                                                                                      ------------------------------
Net cash (used in) provided by financing activities                                        (149,000)      1,325,000
                                                                                      ------------------------------
Effect of exchange rate changes on cash                                                      13,000          (1,000)
                                                                                      ------------------------------

Net increase (decrease) in cash                                                              13,000        (421,000)
Beginning cash balance                                                                    2,863,000       3,221,000
                                                                                      ------------------------------

ENDING CASH BALANCE                                                                   $   2,876,000   $   2,800,000
                                                                                      ==============================

See accompanying notes to condensed consolidated financial statements.

                NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
       Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

      In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. ("NTS" or the "Company") have been condensed and, therefore, do not contain all disclosures required by U.S. generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company's fiscal year ending January 31, 2009 and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2008.

      The statements presented as of April 30, 2008 and for the three months ended April 30, 2008 and 2007 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Income Taxes

      Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $491,000 for the three months ended April 30, 2008, and $393,000 for the three months ended April 30, 2007.

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

3.    Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) on the Company's Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities. During the three months ended April 30, 2008, total comprehensive income was $602,000 which is composed of a foreign currency translation gain of $13,000, unrealized loss on marketable securities of $13,000 and a reclassification adjustment for realized gains on the sale of marketable securities of $126,000. During the three months ended April 30, 2007, the foreign currency translation adjustment resulted in a loss of $1,000 and total comprehensive income was $590,000.

4.    Inventories

      Inventories   consist  of  accumulated  costs  applicable  to  uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.    Interest and Taxes

      Cash paid for interest and taxes during the three months ended April 30, 2008 was $583,000 and $127,000, respectively. Cash paid for interest and taxes during the three months ended April 30, 2007 was $470,000 and

      $416,000, respectively.

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

8.    Intangible Assets

      The  Company  accounts  for  goodwill  and  other  intangible   assets  in
      accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." There have been no indications of any impairment through April 30, 2008.

As of April 30, 2008 and January 31, 2008, the Company had the following acquired intangible assets:

                                                   April 30, 2008                                   January 31, 2008
                                  ------------------------------------------------  ------------------------------------------------
                                      Gross                    Net       Estimated     Gross                    Net       Estimated
                                    Carrying     Accum.     Carrying      Useful      Carrying     Accum.     Carrying      Useful
                                     Amount      Amort.      Amount        Life        Amount      Amort.      Amount        Life
Intangible assets subject to
   amortization:

Covenants not to compete          $   849,000  $ 264,000  $    585,000  3-10 years  $   849,000  $ 225,000  $    624,000  3-10 years
Customer relationships              6,203,000    296,000     5,907,000  3-15 years    6,012,000    178,000     5,834,000  3-15 years
Acreditations and certifications       20,000      2,000        18,000  5 years          20,000      1,000        19,000  5 years
                                  -------------------------------------             -------------------------------------
   Total                          $ 7,072,000  $ 562,000  $  6,510,000              $ 6,881,000  $ 404,000  $  6,477,000
                                  =====================================             =====================================
Intangible assets not subject
   to amortization:

Goodwill                                                  $ 10,668,000                                      $ 10,471,000
Trademarks and tradenames                                      200,000                                           200,000
                                                          -------------                                     -------------
   Total                                                  $ 10,868,000                                      $ 10,671,000
                                                          =============                                     =============

9.    Employee Equity Incentive Plans

      The Company has two employee incentive stock option plans: the "2002 stock option plan" and the "2006 equity incentive plan." The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

      Additional information with respect to the option plans as of April 30, 2008 is as follows:

                                                                  Weighted Avg.
                                               Weighted Avg.   Remaining Contract     Aggregate
                                   Shares     Exercise Price     Life in years      Intrinsic Value
                                  ---------------------------  -------------------------------------
Outstanding at January 31, 2008   1,726,459   $         3.92                 3.84   $     3,793,000
                                  ---------------------------  -------------------------------------
Granted                                  --               --
Exercised                           (36,000)            2.25
Canceled or expired                  (2,675)            4.16
                                  ---------------------------
Outstanding at April 30, 2008     1,687,784   $         3.95                 3.60   $     3,084,000
                                  ===========================  =====================================
Exercisable at April 30, 2008     1,559,784   $         3.89                 3.31   $     2,947,000
                                  ===========================  =====================================

      Compensation expense related to stock options was $32,000 and $80,000 for the three months ended April 30,

      2008 and 2007, respectively. As of April 30, 2008, there was $89,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of 21 months.

      The Company's non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to these grants was $38,000 for the three months ended April 30, 2008. As of April 30, 2008, 76,216 non-vested shares were outstanding at a weighted average grant date value of $7.03. As of April 30, 2008, there was $419,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 38 months.

10.   Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 became effective for the Company on February 1, 2008. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on February 1, 2008. The Company did not elect this new measure for the quarter ended April 30, 2008.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51" ("SFAS 160"), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for the Company on February 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial position, cash flows, and results of operations.

11.   Segments

      The following table presents summarized information by segment:

                                                                       Three Months Ended
                                                               ---------------------------------
                                                               April 30, 2008    April 30, 2007
                                                               --------------   ----------------
Revenues by segment:
   Engineering & Evaluation                                    $   23,313,000   $     21,409,000
   Technical Solutions                                              8,419,000          8,395,000
                                                               --------------   ----------------
      Total revenues                                           $   31,732,000   $     29,804,000
                                                               ==============   ================
Operating income by segment:
   Engineering & Evaluation                                    $    1,366,000   $      1,167,000
   Technical Solutions                                                170,000            122,000
                                                               --------------   ----------------
      Total operating income                                   $    1,536,000   $      1,289,000
                                                               ==============   ================
Income before income taxes and minority interest by segment:
   Engineering & Evaluation                                    $    1,065,000   $        890,000
   Technical Solutions                                                149,000            101,000
                                                               --------------   ----------------
      Total income before income taxes and minority interest   $    1,214,000   $        991,000
                                                               ==============   ================

                                                               --------------   ----------------
                                                               April 30, 2008   January 31, 2008
                                                               --------------   ----------------
Assets by segment:
   Engineering & Evaluation                                    $   77,135,000   $     76,051,000
   Technical Solutions                                              8,661,000          7,876,000
   Corporate                                                        6,055,000          6,965,000
                                                               --------------   ----------------
      Total assets                                             $   91,851,000   $     90,892,000
                                                               --------------   ----------------

12.   Acquisition of International Management Systems, Inc. (IMS)

      On April 21, 2008, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the assets of International Management Systems, Inc., located in Tampa, Florida for a total purchase price of $445,000. IMS has been in business for over 10 years and is well branded in the registration industry. The IMS location provides NQA a strategic presence for the support of its current and new customers in the Southeast region. The Company paid $267,000 in cash and will pay an additional $178,000 in earn-out, upon the first anniversary of the Closing Date. The amount of the earn-out may be adjusted in accordance with certain terms and conditions specified in the purchase agreement. An additional $25,000 in working capital adjustment was paid at closing. The preliminary purchase price including acquisition costs was $301,000 and was allocated $190,000 to customer relationships, $78,000 to goodwill, $48,000 to accounts receivable, $8,000 to fixed assets, and $23,000 in assumed accounts payable. The results of operations for IMS are included in the Company's condensed consolidated statements of income from April 21, 2008 to April 30, 2008.

13.   Subsequent Events

      Acquisition of Elliott Laboratories, Inc.

      On June 6, 2008, the Company acquired Elliott Laboratories, Inc., a leading San Francisco Bay Area Electromagnetic Compatibility (EMC),
      Product Safety and Wireless regulatory testing laboratory with two full-service facilities. The addition of Elliott Laboratories to the NTS organization creates one of the largest independent providers of EMC
      design,   test  and  evaluation   services  in  North   America.

      In order to fund the acquisition of Elliott Laboratories, the Company obtained an additional term loan.

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

      These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended January 31, 2008 and the condensed consolidated financial statements included elsewhere in this report.

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

      The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three month period ended April 30, 2008.

RESULTS OF OPERATIONS

REVENUES
Three months ended April 30,          2008     % Change     2007       Diff
                                   --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation           $  23,313        8.9%  $ 21,409   $   1,904
Technical Solutions                    8,419        0.3%     8,395          24
                                   ---------              ---------------------
   Total revenues                  $  31,732        6.5%  $ 29,804   $   1,928
                                   =========              =====================

      For the three months ended April 30, 2008, consolidated revenues increased by $1,928,000 or 6.5% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

      For the three months ended April 30, 2008, Engineering & Evaluation segment revenues increased by $1,904,000 or 8.9% when compared to the same period in fiscal 2008, primarily due to an increase in revenues from the aerospace and power markets and additional revenues of approximately $1,084,000 from new acquisitions, partially offset by a decrease in revenues in the defense and automotive markets.

Technical Solutions:

      For the three months ended April 30, 2008, Technical Solutions segment revenues increased by $24,000 or 0.3% when compared to the same period in fiscal 2008, primarily due to an increase in revenues with one major customer partially offset by a decrease in revenues related to the automotive industry.

GROSS PROFIT
Three months ended April 30,          2008     % Change     2007       Diff
                                   --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation           $   6,216       12.7%  $  5,517   $     699
% to segment revenue                    26.7%                 25.8%        0.9%

Technical Solutions                    1,460       (2.5)%    1,498         (38)
% to segment revenue                    17.3%                 17.8%       -0.5%
                                   ---------              ---------------------

Total                              $   7,676        9.4%  $  7,015   $     661
                                   =========              =====================
% to total revenue                      24.2%                 23.5%        0.7%

      Total gross profit for the three months ended April 30, 2008 increased by $661,000 or 9.4% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

      For the three months ended April 30, 2008, gross profit for the Engineering & Evaluation segment increased by $699,000 or 12.7% when compared to the same period in fiscal 2008. This was primarily due to additional gross profit from the USTL acquisition and the increase in revenues discussed above.

Technical Solutions:

      For the three months ended April 30, 2008, gross profit decreased by $38,000 or 2.5% in the Technical Solutions segment when compared to the same period in fiscal 2008. This decrease was primarily due to slightly higher direct costs as a percentage of revenue.

SELLING,GENERAL & ADMINISTRATIVE
Three months ended April 30,          2008     % Change     2007       Diff
                                   --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation           $   4,818        9.4%  $  4,406   $     412
% to segment revenue                    20.7%                 20.6%        0.1%

Technical Solutions                    1,290       (6.3)%    1,376         (86)
% to segment revenue                    15.3%                 16.4%       -1.1%
                                   ---------              ---------------------

Total                              $   6,108        5.6%  $  5,782   $     326
                                   =========              =====================
% to total revenue                      19.2%                 19.4%       -0.2%

      Total selling, general and administrative expenses increased $326,000 or 5.6% for the three months ended April 30, 2008 when compared to the same period in fiscal 2008.

Engineering & Evaluation:

      For the three months ended April 30, 2008, selling, general and administrative expenses increased by $412,000 or 9.4% when compared to the same period in fiscal 2008, primarily due to higher sales and marketing costs associated with the increased revenues and margins discussed above and additional sales and marketing costs related to the development of the engineering services group.

Technical Solutions:

      For the three months ended April 30, 2008, selling, general and administrative expenses decreased by $86,000 or 6.3% when compared to the same period in fiscal 2008, primarily due to a recovery of bad debt expense and a decrease in depreciation expense, offset by a slight increase in sales related compensation expense.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

      For the three months ended April 30, 2008, equity loss from XXCAL Japan was $32,000, compared to equity income of $56,000 for the same period in fiscal 2008. This decrease was primarily due to a decline in revenues from two major clients and generally weaker economic conditions in Japan. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME
Three months ended April 30,          2008     % Change     2007       Diff
                                   --------------------------------------------
(Dollars in thousands)

Engineering & Evaluation           $   1,366       17.1%  $  1,167   $     199
% to segment revenue                     5.9%                  5.5%        0.4%

Technical Solutions                      170       39.3%       122          48
% to segment revenue                     2.0%                  1.5%        0.6%
                                   ---------              ---------------------

Total                              $   1,536       19.2%  $  1,289   $     247
                                   =========              =====================
% to total revenue                       4.8%                  4.3%        0.5%

      Operating income for the three months ended April 30, 2008 increased by $247,000 or 19.2% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

      For the three months ended April 30, 2008, operating income in the Engineering & Evaluation segment increased by $199,000 or 17.1% when compared to the same period in fiscal 2008, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and the decrease in equity income from non-consolidated subsidiary.

Technical Solutions:

      For the three months ended April 30, 2008, operating income in the Technical Solutions segment increased by $48,000 or 39.3% when compared to the same period in fiscal 2008, primarily as a result of the decrease in selling, general and administrative expenses, partially offset by the decrease in gross profit.

INTEREST EXPENSE

      Net interest expense increased by $69,000 to $523,000 in the three months ended April 30, 2008 when compared to the same period in the prior year, primarily due to additional borrowings for the USTL acquisition on December 5, 2007, offset by lower interest rates during the quarter ended April 30, 2008.

OTHER INCOME

      Other income was $201,000 for the three months ended April 30, 2008, compared to $156,000 for the same period in the prior year. Other income in the current year includes gains from securities sold in the current quarter.

INCOME TAXES

      The income tax provision rate for the three months ended April 30, 2008 was 40.4% compared to the 39.7% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

      Net income for the three months ended April 30, 2008 was $728,000 compared to $591,000 for the same period in fiscal 2008, an increase of $137,000 or 23.2%. This increase was primarily due to the higher operating income, partially offset by higher interest expense and higher income taxes.

OFF BALANCE SHEET ARRANGEMENTS

      None.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities of $1,472,000 in the three months ended April 30, 2008 primarily consisted of net income of $728,000 adjusted for non-cash items of $1,701,000 in depreciation and amortization, share based compensation of $70,000, partially offset by changes in working capital of $523,000 and other non cash items of $504,000. Net cash used by operating activities of $728,000 in the three months ended April 30, 2007 primarily consisted of net income of $591,000 adjusted for non-cash items of $1,491,000 in depreciation and amortization, share based compensation of $99,000, partially offset by other non cash items of $143,000 and changes in working capital of $2,766,000.

      Cash used for investing activities in the three months ended April 30, 2008 of $1,323,000 was primarily attributable to capital spending of $875,000, cash used to acquire businesses of $419,000, investment in retirement funds of $189,000 and investment in life insurance of $35,000, partially offset by net proceeds from sale of securities of $195,000. Cash used for investing activities in the three months ended April 30, 2007 of $1,017,000 was primarily attributable to capital spending of $1,081,000 and investment in life insurance of $37,000, partially offset by net proceeds from insurance claim of $101,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures.

      Net cash used in financing activities in the three months ended April 30, 2008 of $149,000 consisted primarily of repayment of debt of $481,000, partially offset by proceeds from borrowings of $250,000 and proceeds from stock options exercised of $82,000. Net cash provided by financing activities in the three months ended April 30, 2007 of $1,325,000 consisted primarily of proceeds from borrowings of $1,999,000, proceeds from stock options exercised of $111,000, partially offset by repayment of debt of $785,000.

On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the "Amendment"). This agreement matures on December 1, 2012. The amendment included the following changes: (a) $16,500,000 revolving line of credit with interest rate at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at April 30, 2008 was $9,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $7,000,000 as of April 30, 2008. (b) $9,000,000 in Term Loan A which was used to consolidate previous term loans. The outstanding balance on Term Loan A at April 30, 2008 was $8,679,000. The interest rate is at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a 7 year period. (c) $12,650,000 in Term Loan B which was used to acquire USTL on December 5, 2007. The interest rate is at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.

In addition to the Comerica agreement, the Company has two mortgage notes with other banks on land and buildings owned by the Company in Massachusetts and California with interest rates of 5.5% and 9.0% in the aggregate amount of $1,926,000 and an additional $658,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was in compliance with all of the covenants with its banks at April 30, 2008.

The Company's 50% owned subsidiary, NQA, Inc., has total borrowings of $518,000 for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the Company's quantitative and qualitative market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended January 31, 2008, filed with the Securities and Exchange Commission on April 29, 2008.

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

Changes in Internal Controls Over Financial Reporting

      As required by Rule 13a-15(d) under the Exchange Act, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the Company's first fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the Company's first fiscal quarter.

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

Item 1A. Risk Factors

      There have been no material changes in the Company's risk factors since the disclosure in the Company's Annual Report on Form 10-K for the year ended January 31, 2008 filed with the Securities and Exchange Commission on April 29, 2008.

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

                        NATIONAL TECHNICAL SYSTEMS, INC.

Date: June 13, 2008              By:    /s/ Raffy Lorentzian
                                     -----------------------
                                 Raffy Lorentzian
                                 Senior Vice President
                                 Chief Financial Officer

                                 (Signing on behalf of the
                                 registrant and as principal
                                 financial officer)