Form 10-Q
period 2008-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2008-09-15
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________________ to _________________

0-16438

(Commission File Number)

NATIONAL TECHNICAL SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

California	95-4134955

(State of incorporation)	(I.R.S. Employer
Identification No.)

24007 Ventura Boulevard, Suite 200, Calabasas, California

(Address of principal executive offices)

(818) 591-0776	91302

(Registrant’s telephone number, including area code)	(Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “ large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares of common stock, no par value, outstanding as of September 10, 2008 was 9,329,991.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	At July 31, 2008	At January 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,444,000	$2,863,000
Investments	711,000	363,000

Accounts receivable, less allowance for doubtful accounts of $921,000 at July 31, 2008 and $907,000 at January 31, 2008	27,358,000	23,925,000
Income taxes receivable	-	327,000
Inventories, net	3,412,000	2,915,000
Deferred income taxes	2,869,000	2,216,000
Prepaid expenses	1,798,000	1,330,000

Total current assets	39,592,000	33,939,000

Property, plant and equipment, at cost	106,579,000	106,965,000
Less: accumulated depreciation	(66,500,000)	(71,914,000)

Net property, plant and equipment	40,079,000	35,051,000

Goodwill	11,029,000	10,471,000
Intangible assets, net	8,888,000	6,677,000
Other assets	4,557,000	4,754,000

TOTAL ASSETS	$104,145,000	$90,892,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,554,000	$6,090,000
Accrued expenses	6,433,000	5,857,000
Income taxes payable	698,000	-
Deferred income	1,895,000	959,000
Current installments of long-term debt	2,980,000	1,888,000

Total current liabilities	17,560,000	14,794,000

Long-term debt, excluding current installments	36,473,000	32,274,000
Deferred income taxes	5,892,000	5,148,000
Deferred compensation	993,000	986,000
Minority interest	362,000	335,000
Other long-term liabilites	1,210,000	-
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,265,000 as of July 31, 2008 and 8,846,000 as of January 31, 2008	16,157,000	13,769,000
Retained earnings	25,531,000	23,486,000
Accumulated other comprehensive (loss) income	(33,000)	100,000

Total shareholders’ equity	41,655,000	37,355,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,145,000	$90,892,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Six Months Ended July 31, 2008 and 2007

	2008	2007

Net revenues	$67,736,000	$60,829,000
Cost of sales	50,346,000	45,685,000

Gross profit	17,390,000	15,144,000

Selling, general and administrative expense	13,326,000	12,082,000
Equity loss (income) from non-consolidated subsidiary	4,000	(71,000)

Operating income	4,060,000	3,133,000
Other income (expense):
Interest expense, net	(1,098,000)	(932,000)
Other income, net	235,000	127,000

Total other expense, net	(863,000)	(805,000)

Income before income taxes and minority interest	3,197,000	2,328,000
Income taxes	1,312,000	942,000

Income before minority interest	1,885,000	1,386,000
Minority interest	(27,000)	(25,000)

Net income	$1,858,000	$1,361,000

Earnings per common share:
Basic	$0.21	$0.16

Diluted	$0.20	$0.15

Weighted average common shares outstanding	8,993,000	8,761,000
Dilutive effect of stock options and nonvested shares	522,000	620,000

Weighted average common shares outstanding, assuming dilution	9,515,000	9,381,000

Dividend per common share
Cash	$0.02	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for Three Months Ended July 31, 2008 and 2007

	2008	2007

Net revenues	$36,004,000	$31,025,000
Cost of sales	26,290,000	22,896,000

Gross profit	9,714,000	8,129,000

Selling, general and administrative expense	7,218,000	6,300,000
Equity income from non-consolidated subsidiary	(28,000)	(15,000)

Operating income	2,524,000	1,844,000
Other income (expense):
Interest expense, net	(575,000)	(478,000)
Other income (expense), net	34,000	(29,000)

Total other expense, net	(541,000)	(507,000)

Income before income taxes and minority interest	1,983,000	1,337,000
Income taxes	821,000	549,000

Income before minority interest	1,162,000	788,000
Minority interest	(32,000)	(18,000)

Net income	$1,130,000	$770,000

Earnings per common share
Basic	$0.12	$0.09

Diluted	$0.12	$0.08

Weighted average common shares outstanding	9,118,000	8,779,000
Dilutive effect of stock options and nonvested shares	465,000	664,000

Weighted average common shares outstanding, assuming dilution	9,583,000	9,443,000

Dividend per common share
Cash	$0.02	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,858,000	$1,361,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,599,000	3,013,000
Write-off (recoveries) of receivables	(680,000)	254,000
Undistributed (loss) earnings of affiliate	27,000	26,000
Deferred income taxes	(403,000)	(429,000)
Tax benefit from stock option exercises	55,000	114,000
Share based compensation	139,000	195,000
Net gain on insurance claim	-	(97,000)
Gain on sale of securities	(195,000)	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,475,000)	(2,469,000)
Inventories	(497,000)	24,000
Prepaid expenses	(598,000)	(200,000)
Other assets	96,000	(477,000)
Accounts payable	(564,000)	(543,000)
Accrued expenses	141,000	825,000
Income taxes	1,025,000	(257,000)
Deferred income	936,000	1,232,000
Deferred compensation	7,000	46,000

Net cash provided by operating activities	3,471,000	2,618,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,892,000)	(2,229,000)
Investment in life insurance	(94,000)	(90,000)
Proceeds from sale of securities	195,000	-
Acquisitions of businesses, net of cash acquired	(4,478,000)	(471,000)
Net proceeds from insurance claim	-	97,000
Investment in retirement funds	(348,000)	-

Net cash used in investing activities	(8,617,000)	(2,693,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	8,650,000	2,767,000
Repayments of current and long-term debt	(3,149,000)	(2,268,000)
Proceeds from stock options exercised	220,000	332,000

Net cash provided by financing activities	5,721,000	831,000

Effect of exchange rate changes on cash	6,000	(8,000)

Net increase in cash	581,000	748,000
Beginning cash balance	2,863,000	3,221,000

ENDING CASH BALANCE	$3,444,000	$3,969,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

In accordance with instructions to Form 10-Q, the accompanying consolidated financial statements and footnotes of National Technical Systems, Inc. (“NTS” or the “Company”) have been condensed and, therefore, do not contain all disclosures required by U.S. generally accepted accounting principles. These statements should not be construed as representing pro rata results of the Company’s fiscal year ending January 31, 2009 and should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2008.

The statements presented as of July 31, 2008 and for the three and six months ended July 31, 2008 and 2007 are unaudited. In management’s opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Income Taxes

Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $821,000 and $1,312,000 for the three and six months ended July 31, 2008, respectively, and $549,000 and $942,000 for the three and six months ended July 31, 2007, respectively.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation was effective for the fiscal year beginning February 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. The Company’s policy is to reflect penalties and interest as part of income tax expense when and if they become applicable.

The Company has reviewed its positions in recording income and expenses and has no reason to record a liability under the provisions of FIN 48. The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitations during the next twelve months.

3.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities. During the six months ended July 31, 2008, total comprehensive income was $1,725,000 which is composed of a foreign currency translation gain of $6,000, unrealized loss on marketable securities of $13,000 and realized gains on the sale of marketable securities of $126,000. During the six months ended July 31, 2007 the foreign currency translation adjustment resulted in a loss of $8,000 and total comprehensive income was $1,353,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Interest and Taxes

Cash paid for interest and taxes for the six months ended July 31, 2008 was $1,149,000 and $606,000, respectively. Cash paid for interest and taxes for the six months ended July 31, 2007 was $961,000 and $1,079,000, respectively.

6.	Minority Interest

Minority interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to National Quality Assurance, Ltd. Profits and losses are allocated 50.1% to NTS, and 49.9% to National Quality Assurance, Ltd.

7.	Earnings Per Share

Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” for all periods presented. In accordance with SFAS No. 128, basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

8.	Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” There have been no indications of any impairment through July 31, 2008.

As of July 31, 2008 and January 31, 2008, the Company had the following acquired intangible assets:

	July 31, 2008				January 31, 2008

	Gross Carrying Amount.	Accum. Amort	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenants not to compete	$1,009,000	$285,000	$724,000	3-10 years	$849,000	$225,000	$624,000	3-10 years
Customer relationships	8,420,000	473,000	7,947,000	3-15 years	6,012,000	178,000	5,834,000	3-15 years
Acreditations and certifications	20,000	3,000	17,000	5 years	20,000	1,000	19,000	5 years

Total	$9,449,000	$761,000	$8,688,000		$6,881,000	$404,000	$6,477,000

Intangible assets not subject to amortization:

Goodwill			$11,029,000				$10,471,000
Trademarks and tradenames			200,000				200,000

Total			$11,229,000				$10,671,000

9.	Employee Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of July 31, 2008 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value

Outstanding at January 31, 2008	1,726,459	$3.92	3.84	$3,793,000

Granted	-	-
Exercised	(61,000)	3.58
Canceled or expired	(3,175)	4.25

Outstanding at July 31, 2008	1,662,284	$3.93	3.40	$1,940,000

Exercisable at July 31, 2008	1,572,409	$3.88	3.18	$1,915,000

Compensation expense related to stock options was $58,000 and $149,000 for the six months ended July 31, 2008 and 2007, respectively. As of July 31, 2008, there was $62,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of 18 months.

The Company’s non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. During the six months ended July 31, 2008, 71,277 non-vested shares were granted at a weighted average grant date fair value of $4.90 per share. Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $77,000 for the six months ended July 31, 2008. As of July 31, 2008, 136,552 non-vested shares were outstanding at a weighted average grant date value of $5.92. As of July 31, 2008, there was $726,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 48 months.

10.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 became effective for the Company on February 1, 2008. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on February 1, 2008. The Company did not elect this new measure for the six months ended July 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for the Company on February 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial position, cash flows, and results of operations.

11.	Segments

The following table presents summarized information by segment:

	Six Months Ended

	July 31, 2008	July 31, 2007

Revenues by segment:
Engineering & Evaluation	$50,523,000	$44,224,000
Technical Solutions	17,213,000	16,605,000

Total revenues	$67,736,000	$60,829,000

Operating income by segment:
Engineering & Evaluation	$3,654,000	$2,995,000
Technical Solutions	406,000	138,000

Total operating income	$4,060,000	$3,133,000

Income before income taxes and minority interest by segment:
Engineering & Evaluation	$2,818,000	$2,222,000
Technical Solutions	379,000	106,000

Total income before income taxes and minority interest	$3,197,000	$2,328,000

	July 31, 2008	January 31, 2008

Assets by segment:
Engineering & Evaluation	$87,886,000	$76,051,000
Technical Solutions	8,872,000	7,876,000
Corporate	7,387,000	6,965,000

Total assets	$104,145,000	$90,892,000

12.	Acquisitions

Acquisition of International Management Systems, Inc. (IMS)

On April 21, 2008, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the assets of International Management Systems, Inc., located in Tampa, Florida for a total purchase price of $445,000. IMS has been in business for over 10 years and is well branded in the registration industry. The IMS location provides NQA a strategic presence for the support of its current and new customers in the Southeast region. The Company paid $267,000 in cash and will pay an additional $178,000 in earn-out, upon the first anniversary of the Closing Date. The amount of the earn-out may be adjusted in accordance with certain terms and conditions specified in the purchase agreement. An additional $25,000 in working capital adjustment was paid at closing. The preliminary purchase price including acquisition costs was $301,000 and was allocated $190,000 to customer relationships, $78,000 to goodwill, $48,000 to accounts receivable, $8,000 to fixed assets, and $23,000 in assumed accounts payable. The results of operations for IMS are included in the Company’s condensed consolidated statements of income from April 21, 2008 to July 31, 2008. The purchase price allocation has not been finalized pending further information that may impact the valuation of certain assets or liabilities.

Acquisition of Elliott Laboratories, Inc.

On June 6, 2008, the Company acquired Elliott Laboratories, Inc., a leading San Francisco Bay Area Electromagnetic Compatibility (EMC), Product Safety and Wireless regulatory testing laboratory with two full-service facilities. The addition of Elliott Laboratories to the NTS organization creates one of the largest independent providers of EMC design, test and evaluation services in North America. The total purchase price consideration at the closing was $7,025,000, of which $3,600,000 was paid in cash, $1,974,000 was paid in Company stock, $1,000,000 in cash and stock was held back and is payable in 18 months from closing and $451,000 consisted of acquisition costs. The $1,974,000 paid in Company stock consisted of 346,861 shares of common stock calculated at the average closing price of the 20 days prior to the acquisition close date, less the high and low. In addition, the Company agreed to pay to the sellers up to a maximum of $1,275,000 in earnout consideration, payable in Company stock, contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the agreement. This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed. The results of operations for Elliott Laboratories are included in the Company’s condensed consolidated statements of income from June 6, 2008 to July 31, 2008.

On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000. Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks. The outstanding balance on Term Loan C at July 31, 2008 was $5,786,000. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a 7 year period. This agreement matures on May 30, 2013.

The purchase price allocation has not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily allocated the aggregated purchase price of approximately $7,025,000 to the estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of Elliott Laboratories as follows:

Accounts receivable	$1,230,000
Other current assets	87,000
Deferred tax asset	329,000
Property, plant and equipment	4,116,000
Goodwill	354,000
Intangible assets	2,377,000
Deposits	60,000
Accounts payable	(192,000)
Accrued expenses	(435,000)
Deferred income taxes	(901,000)

$7,025,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008 and the condensed consolidated financial statements included elsewhere in this report.

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

          The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the six month period ended July 31, 2008.

RESULTS OF OPERATIONS

REVENUES
Six months ended July 31,	2008	% Change	2007	Diff

(Dollars in thousands)

Engineering & Evaluation	$50,523	14.2%	$44,224	$6,299
Technical Solutions	17,213	3.7%	16,605	608

Total revenues	$67,736	11.4%	$60,829	$6,907

          For the six months ended July 31, 2008, consolidated revenues increased by $6,907,000 or 11.4% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

          For the six months ended July 31, 2008, Engineering & Evaluation segment revenues increased by $6,299,000 or 14.2% when compared to the same period in fiscal 2008, primarily due to an increase in revenues from the aerospace and power markets and additional revenues of approximately $3,662,000 from new acquisitions, partially offset by a decrease in revenues in the defense and automotive markets.

Technical Solutions:

          For the six months ended July 31, 2008, Technical Solutions segment revenues increased by $608,000 or 3.7% when compared to the same period in fiscal 2008, primarily due to an increase in revenues from two major customers partially offset by a decrease in automotive related revenues.

GROSS PROFIT
Six months ended July 31,	2008	% Change	2007	Diff
(Dollars in thousands)

Engineering & Evaluation	$14,365	17.6%	$12,217	$2,148
% to segment revenue	28.4%		27.6%	0.8%
Technical Solutions	3,025	3.3%	2,927	98
% to segment revenue	17.6%		17.6%	(0.1)%

Total	$17,390	14.8%	$15,144	$2,246

% to total revenue	25.7%		24.9%	0.8%

          Total gross profit for the six months ended July 31, 2008 increased by $2,246,000 or 14.8% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

          For the six months ended July 31, 2008, gross profit for the Engineering & Evaluation segment increased by $2,148,000 or 17.6% when compared to the same period in fiscal 2008. This was primarily due to additional gross profit from new acquisitions and an increase in revenues from higher margin contracts.

Technical Solutions:

          For the six months ended July 31, 2008, gross profit increased by $98,000 or 3.3% in the Technical Solutions segment when compared to the same period in fiscal 2008. This increase was primarily due to the increase in revenues discussed above.

SELLING, GENERAL & ADMINISTRATIVE

Six months ended July 31,	2008	% Change	2007		Diff

(Dollars in thousands)

Engineering & Evaluation	$10,707	15.2%	$9,293		$1,414
% to segment revenue	21.2%	21.0%	0.2%

Technical Solutions	2,619	(6.1% )	2,789		(170)
% to segment revenue	15.2%	16.8%	(1.6%	)

Total	$13,326	10.3%	$12,082		$1,244

% to total revenue	19.7%	19.9%	(0.2%	)

          Total selling, general and administrative expenses increased $1,244,000 or 10.3% for the six months ended July 31, 2008 when compared to the same period in fiscal 2008.

Engineering & Evaluation:

          For the six months ended July 31, 2008, selling, general and administrative expenses increased by $1,414,000 or 15.2% when compared to the same period in fiscal 2008, primarily due to higher compensation costs and sales and marketing costs associated with the increased revenues discussed above, additional sales and marketing costs related to the development of the engineering services group and higher amortization expense related to the USTL and Elliott acquisitions.

Technical Solutions:

          For the six months ended July 31, 2008, selling, general and administrative expenses decreased by $170,000 or 6.1% when compared to the same period in fiscal 2008, primarily due to a recovery of bad debt expense and a decrease in depreciation expense.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

          For the six months ended July 31, 2008, equity loss from XXCAL Japan was $4,000, compared to equity income of $71,000 for the same period in fiscal 2008. This decrease was primarily due to generally weaker economic conditions in Japan. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Six months ended July 31,	2008	% Change	2007	Diff

(Dollars in thousands)

Engineering & Evaluation	$3,654	22.0%	$2,995	$659
% to segment revenue	7.2%	6.8%	0.5%

Technical Solutions	406	194.2%	138	268
% to segment revenue	2.4%	0.8%	1.5%

Total	$4,060	29.6%	$3,133	$927

% to total revenue	6.0%	5.2%	0.8%

          Operating income for the six months ended July 31, 2008 increased by $927,000 or 29.6% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

          For the six months ended July 31, 2008, operating income in the Engineering & Evaluation segment increased by

$659,000 or 22.0% when compared to the same period in fiscal 2008, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and the decrease in equity income from non-consolidated subsidiary.

Technical Solutions:
          For the six months ended July 31, 2008, operating income in the Technical Solutions segment increased by $268,000 or 194.2% when compared to the same period in fiscal 2008, primarily as a result of the increase in gross profit and the decrease in selling, general and administrative expenses.

INTEREST EXPENSE

          Net interest expense increased by $166,000 to $1,098,000 in the six months ended July 31, 2008 when compared to the same period in the prior year, primarily due to additional borrowings for the USTL acquisition on December 5, 2007, partially offset by lower interest rates in the current year.

OTHER INCOME

          Other income was $235,000 for the six months ended July 31, 2008, compared to $127,000 for the same period in the prior year. Other income in the current year includes gains from securities sold.

INCOME TAXES

          The income tax provision rate for the six months ended July 31, 2008 was 41.0% compared to the 40.5% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

          Net income for the six months ended July 31, 2008 was $1,858,000 compared to $1,361,000 for the same period in fiscal 2008, an increase of $497,000 or 36.5%. This increase was primarily due to the higher operating income, partially offset by higher interest expense and higher income taxes.

          The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three month period ended July 31, 2008.

REVENUES

Three months ended July 31,	2008	% Change	2007	Diff

(Dollars in thousands)

Engineering & Evaluation	$27,210	19.3%	$22,815	$4,395
Technical Solutions	8,794	7.1%	8,210	584

Total revenues	$36,004	16.0%	$31,025	$4,979

          For the three months ended July 31, 2008, consolidated revenues increased by $4,979,000 or 16.0% when compared to the same period in fiscal 2008.

Engineering & Evaluation:
          For the three months ended July 31, 2008, Engineering & Evaluation segment revenues increased by $4,395,000 or 19.3% when compared to the same period in fiscal 2008, primarily due to an increase in revenues from the power and aerospace markets and additional revenues of approximately $2,705,000 from new acquisitions, partially offset by a decrease in revenues in the defense and automotive markets.

Technical Solutions:

          For the three months ended July 31, 2008, Technical Solutions segment revenues increased by $584,000 or 7.1% when compared to the same period in fiscal 2008, primarily due to an increase in revenues from two major customers, partially offset by a decrease in revenues related to the automotive industry.

GROSS PROFIT

Three months ended July 31,	2008	% Change	2007	Diff

(Dollars in thousands)

Engineering & Evaluation	$8,149	21.6%	$6,700	$1,449
% to segment revenue	29.9%		29.4%	0.6%
Technical Solutions	1,565	9.5%	1,429	136
% to segment revenue	17.8%		17.4%	0.4%

Total	$9,714	19.5%	$8,129	$1,585

% to total revenue	27.0%		26.2%	0.8%

          Total gross profit for the three months ended July 31, 2008 increased by $1,585,000 or 19.5% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

          For the three months ended July 31, 2008, gross profit for the Engineering & Evaluation segment increased by $1,449,000 or 21.6% when compared to the same period in fiscal 2008. This was primarily due to additional gross profit from the USTL and Elliott acquisitions and the increase in revenues discussed above.

Technical Solutions:

          For the three months ended July 31, 2008, gross profit increased by $136,000 or 9.5% in the Technical Solutions segment when compared to the same period in fiscal 2008. This increase was primarily due to the higher revenues in the quarter.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended July 31,	2008	% Change	2007	Diff

(Dollars in thousands)

Engineering & Evaluation	$5,889	20.5%	$4,887	$1,002
% to segment revenue	21.6%		21.4%	0.2%
Technical Solutions	1,329	(5.9)%	1,413	(84)
% to segment revenue	15.1%		17.2%	(2.1)%

Total	$7,218	14.6%	$6,300	$918

% to total revenue	20.0%		20.3%	(0.3)%

          Total selling, general and administrative expenses increased $918,000 or 14.6% for the three months ended July 31, 2008 when compared to the same period in fiscal 2008.

Engineering & Evaluation:

          For the three months ended July 31, 2008, selling, general and administrative expenses increased by $1,002,000 or 20.5% when compared to the same period in fiscal 2008, primarily due to higher compensation costs and sales and marketing costs associated with the increased revenues discussed above, additional sales and marketing costs related to the development of the engineering services group and higher amortization expense related to the USTL and Elliott Laboratories acquisitions.

Technical Solutions:

          For the three months ended July 31, 2008, selling, general and administrative expenses decreased by $84,000 or 5.9% when compared to the same period in fiscal 2008, primarily due to a decrease in depreciation expense and a decrease in sales related compensation expense.

Equity Income from Non-Consolidated Subsidiary:

Engineering & Evaluation:

          For the three months ended July 31, 2008, equity income from XXCAL Japan was $28,000, compared to an equity income of $15,000 for the same period in fiscal 2008. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Three months ended July 31,	2008	% Change	2007	Diff

(Dollars in thousands)

Engineering & Evaluation	$2,288	25.2%	$1,828	$460
% to segment revenue	8.4%		8.0%	0.4%
Technical Solutions	236	1375.0%	16	220
% to segment revenue	2.7%		0.2%	2.5%

Total	$2,524	36.9%	$1,844	$680

% to total revenue	7.0%		5.9%	1.1%

          Operating income for the three months ended July 31, 2008 increased by $680,000 or 36.9% when compared to the same period in fiscal 2008.

Engineering & Evaluation:

          For the three months ended July 31, 2008, operating income in the Engineering & Evaluation segment increased by $460,000 or 25.2% when compared to the same period in fiscal 2008, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Technical Solutions:

          For the three months ended July 31, 2008, operating income in the Technical Solutions segment increased by $220,000 when compared to the same period in fiscal 2008, primarily as a result of the increase in gross profit, and decrease in selling, general and administrative expenses.

INTEREST EXPENSE

           Net interest expense increased by $97,000 to $575,000 in the three months ended July 31, 2008 when compared to the same period in the prior year, primarily due to additional borrowings for the USTL and Elliott Laboratories acquisitions, partially offset by lower interest rates in the current quarter.

OTHER INCOME

          Other income was $34,000 for the three months ended July 31, 2008, compared to other expense of $29,000 for the same period in the prior year.

INCOME TAXES

          The income tax provision rate for the three months ended July 31, 2008 was 41.4% compared to the 41.1% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

          Net income for the three months ended July 31, 2008 was $1,130,000 compared to $770,000 for the same period in fiscal 2008, an increase of $360,000 or 46.8%. This increase was primarily due to the higher operating income, partially offset by higher interest expense and higher income taxes.

OFF BALANCE SHEET ARRANGEMENTS

          None.

BUSINESS ENVIRONMENT

The defense and aerospace markets generate approximately 55% of the Company’s overall Engineering and Evaluation revenues. In recent years, domestic and worldwide political and economic developments have impacted positively the market demands for defense and advanced technology systems. The demand for testing aerospace components and systems as well as munitions and ordnance remains strong. In addition, it is anticipated that both the commercial and military aerospace markets will continue to grow for the next several years. Also, the increase in government outsourcing activity has created additional opportunities for NTS. An example of the outsourcing activity is the increase in munitions and ordnance work NTS has received this year from government bases. This type of work was historically done by the government directly. The Company has purchased additional property in Camden, AK and will be building two additional test ranges to handle this anticipated increase in demand.

The trend in the telecommunications market appears to be stable in the short term and is expected to grow in the future. Carriers are deploying voice, video and data using fiber networks. This may increase the demand for certification of suppliers’ premises equipment, and certification of additional central office equipment. The Company expects an increase in business demand as carriers upgrade networks packet-based Voice Over Internet Protocol (VOIP) devices. The Company is currently evaluating the overall compliance requirements for the deployment of broadband wireless products and how best to position NTS to service the anticipated growth of this technology. The Company anticipates a moderate increase in the telecom business and the acquisition of Elliott Laboratories will provide additional growth opportunity for this market.

The computer and electronics markets have been stable. The Company anticipates growth in these markets as it captures additional market share due to the planned international expansion. Currently NTS is developing compliance and interoperabiltiy testing for emerging technologies; Multimedia over Coax Cable (MoCA), Video Electronics Standards (VESA), WiMedia, satellite radio and electronic product compliance for Zune applications. In addition, the Company believes demand will increase for certification of “ZigBee” platforms and “ZigBee” Alliance-recognized products. The Company believes these compliance activities will have applicability in both the Asian and U.S. markets.

The transportation market and power markets have been stable with the Company continuing to experience a decrease in the transportation business at its Detroit facility, while the Company has recently experienced a moderate increase in the power business.

In the Technical Solutions segment (TS), the Company provides a variety of staffing and workforce management services and solutions with a focus on IT and engineering. Over the past few years, the IT general services business transferred to off-shore facilities and became a commodity service for some of the Company’s largest competitors. TS is positioning itself to provide its clients with resources and solutions from product concept to market entry by leveraging the Engineering & Evaluation aerospace, defense and telecommunications customers and aligning its services with the Engineering & Evaluation sales team.

Notwithstanding the foregoing, and because of factors affecting the Company’s operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $3,471,000 in the six months ended July 31, 2008 primarily consisted of net income of $1,858,000 adjusted for non-cash items of $3,599,000 in depreciation and amortization, share based compensation of $139,000, partially offset by changes in working capital of $929,000, and other non cash items of $1,196,000. Net cash provided by operating activities of $2,618,000 in the six months ended July 31, 2007 primarily consisted of net income of $1,361,000 adjusted for non-cash items of $3,013,000 in depreciation and amortization, share based compensation of $195,000, partially offset by changes in working capital of $1,819,000 and other non cash items of $132,000.

Cash used for investing activities in the six months ended July 31, 2008 of $8,617,000 was primarily attributable to capital spending of $3,892,000, cash used to acquire businesses of $4,478,000, investment in retirement funds of $348,000 and investment in life insurance of $94,000, partially offset by net proceeds from sale of securities of $195,000. Cash used for investing activities in the six months ended July 31, 2007 of $2,693,000 was primarily attributable to capital spending of $2,229,000, cash used to acquire businesses of $471,000 and investment in life insurance of $90,000, partially offset by net proceeds from insurance claim of $97,000.

Net cash provided by financing activities in the six months ended July 31, 2008 of $5,721,000 consisted primarily of proceeds from current and long-term debt of $8,650,000 and proceeds from stock options exercised of $220,000, partially offset by repayments of current and long term debt of $3,149,000. Net cash provided by financing activities in the six months ended July 31, 2007 of $831,000 consisted primarily of proceeds from borrowings of $2,767,000 and proceeds from stock options exercised of $332,000, partially offset by repayment of debt of $2,268,000.

On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the “Amendment”). This agreement matures on December 1, 2012. The amendment included the following changes: (a) $16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at July 31, 2008 was $10,800,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $5,700,000 as of July 31, 2008. (b) $9,000,000 in Term Loan A which was used to consolidate previous term loans. The outstanding balance on Term Loan A at July 31, 2008 was $8,357,000. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a 7 year period. (c) $12,650,000 in Term Loan B which was used to acquire USTL on December 5, 2007. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.

On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000. Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks. The outstanding balance on Term Loan C at July 31, 2008 was $5,786,000. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a 7 year period. This agreement matures on May 30, 2013.

The Company has entered into a mortgage agreement with a bank in Arkansas for $1,100,000 with a maturity of ten years and interest at prime rate less 25 basis points. The outstanding balance on this loan at July 31, 2008 was $1,094,000. The Company has an additional $539,000 in equipment line balances which was used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was in compliance with all of the covenants with its banks at July 31, 2008.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $227,000 for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

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

          There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008, filed with the Securities and Exchange Commission on April 29, 2008.

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

Changes in Internal Controls Over Financial Reporting

          As required by Rule 13a-15(d) under the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the Company’s second fiscal quarter.

Limitations of the Effectiveness

          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, in fact, effective at the “reasonable assurance” level as of the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. Management does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008 filed with the Securities and Exchange Commission on April 29, 2008.

Item 2.	Unregistered Sales of Equity Securities

The shares of Company stock issued in connection with the acquisition of Elliot Laboratories, Inc., as discussed above have been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-3, which became effective on August 27, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of shareholders held on July 15, 2008, three nominees of the Board of Directors were elected directors for three year terms as Class III Directors expiring on the date of the annual meeting in 2011. The votes were as follows:

	For	Withheld

Jack Lin	5,868,274	2,529,938
Robert Lin	5,867,652	2,530,560
Norman Wolfe	5,876,852	2,521,360

The shareholders of the Company voted to ratify Ernst & Young LLP as auditors for the year ending January 31, 2009. The results of the vote of the shareholders were as follows:

	For	Against	Abstain

Ratify Ernst & Young LLP as auditors for the year ending January 31, 2009	6,989,362	1,386,709	22,141

Item 5.	Other Information

None.

Item 6.	Exhibits

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

10.16 - Amendment number ten to revolving credit agreement between the Company and Comerica Bank effective June 5, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.

Date: September 15, 2008	By:	/s/ Raffy Lorentzian

Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)