Form 10-Q
period 2008-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2008-12-15
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

or

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
YES ☐ NO ☒

The number of shares of common stock, no par value, outstanding as of December 10, 2008 was 9,298,872.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	At October 31, 2008	At January 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,785,000	$2,863,000
Investments	791,000	363,000
Accounts receivable, less allowance for doubtful accounts of $1,056,000 at October 31, 2008 and $907,000 at January 31, 2008	26,721,000	23,925,000
Income taxes receivable	-	327,000
Inventories, net	5,642,000	2,915,000
Deferred income taxes	2,947,000	2,216,000
Prepaid expenses	1,430,000	1,330,000
Assets held for sale	2,696,000	-

Total current assets	45,012,000	33,939,000

Property, plant and equipment, at cost	108,057,000	106,965,000
Less: accumulated depreciation	(68,011,000)	(71,914,000)

Net property, plant and equipment	40,046,000	35,051,000

Goodwill	11,136,000	10,471,000
Intangible assets, net	8,672,000	6,677,000
Other assets	4,448,000	4,754,000

TOTAL ASSETS	$109,314,000	$90,892,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,030,000	$6,090,000
Accrued expenses	7,840,000	5,857,000
Income taxes payable	747,000	-
Deferred income	1,538,000	959,000
Current installments of long-term debt	3,096,000	1,888,000
Liabilities held for sale	663,000	-

Total current liabilities	19,914,000	14,794,000

Long-term debt, excluding current installments	38,371,000	32,274,000
Deferred income taxes	5,777,000	5,148,000
Deferred compensation	1,048,000	986,000
Minority interest	385,000	335,000
Other long-term liabilites	1,210,000	-
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,299,000 as of October 31, 2008 and 8,846,000 as of January 31, 2008	16,302,000	13,769,000
Paid-in capital	-	-
Retained earnings	26,333,000	23,486,000
Accumulated other comprehensive (loss) income	(26,000)	100,000

Total shareholders’ equity	42,609,000	37,355,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,314,000	$90,892,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Nine Months Ended October 31, 2008 and 2007

	2008	2007

Net revenues	$90,354,000	$76,277,000
Cost of sales	66,163,000	56,471,000

Gross profit	24,191,000	19,806,000

Selling, general and administrative expense	17,907,000	15,427,000
Equity income from non-consolidated subsidiary	(7,000)	(63,000)

Operating income	6,291,000	4,442,000
Other income (expense):
Interest expense, net	(1,671,000)	(1,380,000)
Other income, net	52,000	121,000

Total other expense, net	(1,619,000)	(1,259,000)

Income before income taxes and minority interest	4,672,000	3,183,000
Income taxes	1,941,000	1,336,000

Income before minority interest	2,731,000	1,847,000
Minority interest	(50,000)	(46,000)

Income from continuing operations	2,681,000	1,801,000

Income from discontinued operations, net of tax	352,000	191,000

Net income	$3,033,000	$1,992,000

Basic earnings per common share
Income from continuing operations	$0.30	$0.21
Income from discontinued operations	0.04	0.02

Net income	$0.33	$0.23

Diluted earnings per common share
Income from continuing operations	$0.28	$0.19
Income from discontinued operations	0.04	0.02

Net income	$0.32	$0.21

Weighted average common shares outstanding	9,088,000	8,782,000
Dilutive effect of stock options and nonvested shares	480,000	653,000

Weighted average common shares outstanding, assuming dilution	9,568,000	9,435,000

Dividend per common share
Cash	$0.02	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
for the Three Months Ended October 31, 2008 and 2007

	2008	2007

Net revenues	$32,634,000	$26,027,000
Cost of sales	23,867,000	19,303,000

Gross profit	8,767,000	6,724,000

Selling, general and administrative expense	6,272,000	5,080,000
Equity income from non-consolidated subsidiary	(11,000)	8,000

Operating income	2,506,000	1,636,000
Other income (expense):
Interest expense, net	(573,000)	(448,000)
Other expense, net	(183,000)	(6,000)

Total other expense, net	(756,000)	(454,000)

Income before income taxes and minority interest	1,750,000	1,182,000
Income taxes	742,000	528,000

Income before minority interest	1,008,000	654,000
Minority interest	(23,000)	(21,000)

Income from continuing operations	985,000	633,000

Income (loss) from discontinued operations, net of tax	190,000	(2,000)

Net income	$1,175,000	$631,000

Basic earnings per common share
Income from continuing operations	$0.11	$0.07
Income from discontinued operations	0.02	-

Net income	$0.13	$0.07

Diluted earnings per common share
Income from continuing operations	$0.10	$0.07
Income from discontinued operations	0.02	-

Net income	$0.12	$0.07

Weighted average common shares outstanding	9,280,000	8,822,000
Dilutive effect of stock options and nonvested shares	417,000	711,000

Weighted average common shares outstanding, assuming dilution	9,697,000	9,533,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Nine Months Ended October 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,033,000	$1,992,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,333,000	4,560,000
Write-off of receivables	149,000	281,000
Undistributed earnings of affiliate	50,000	46,000
Deferred income taxes	(596,000)	(593,000)
Tax benefit from stock option exercises	56,000	117,000
Share based compensation	220,000	283,000
Net gain on insurance claim	-	(97,000)
Gain on sale of securities	(195,000)	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(4,138,000)	(3,455,000)
Inventories	(2,727,000)	39,000
Prepaid expenses	(238,000)	(191,000)
Other assets	140,000	(618,000)
Accounts payable	44,000	(97,000)
Accrued expenses	1,892,000	1,080,000
Income taxes	1,074,000	(320,000)
Deferred income	579,000	854,000
Deferred compensation	62,000	90,000

Net cash provided by operating activities	4,738,000	3,971,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,391,000)	(3,729,000)
Investment in life insurance	(36,000)	(133,000)
Proceeds from sale of securities	195,000	-
Acquisitions of businesses, net of cash acquired	(4,720,000)	(471,000)
Net proceeds from insurance claim	-	97,000
Investment in retirement funds	(428,000)	-

Net cash used in investing activities	(10,380,000)	(4,236,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	11,350,000	2,767,000
Repayments of current and long-term debt	(3,835,000)	(3,052,000)
Net cash dividends paid by NQA, Inc.	-	(50,000)
Cash dividends paid	(186,000)	-
Proceeds from stock options exercised	222,000	354,000

Net cash provided by financing activities	7,551,000	19,000

Effect of exchange rate changes on cash	13,000	(14,000)

Net increase (decrease) in cash	1,922,000	(260,000)
Beginning cash balance	2,863,000	3,221,000

ENDING CASH BALANCE	$4,785,000	$2,961,000

See accompanying notes to condensed consolidated financial statements.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The statements presented as of October 31, 2008 and for the three and nine months ended October 31, 2008 and 2007 are unaudited. In management’s opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

The Company is now reporting as one segment as a result of the sale of the information technology services, which was previously included in the Technical Solutions segment (see Subsequent Event note 12). The remaining business is more closely related to engineering services and has been merged with and into the Engineering & Evaluation segment. Our chief operating decision maker now evaluates results and allocates resources as a single reporting segment. Accordingly, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all periods presented are reported as one segment.

The consolidated financial statements include the accounts of the Company and its wholly owned and financially controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Income Taxes

Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period. The Company recorded income tax expense of $742,000 and $1,941,000 for the three and nine months ended October 31, 2008, respectively, and $527,000 and $1,469,000 for the three and nine months ended October 31, 2007, respectively.

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

The Company has reviewed its positions in recording income and expenses and has no reason to record a liability under the provisions of FIN 48. The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitation during the next twelve months.

3.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) on the Company’s Condensed Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities. During the nine months ended October 31, 2008, total comprehensive income was $2,907,000 which includes foreign currency translation gain of $13,000, unrealized loss on marketable securities of $13,000 and realized gains on the sale of marketable securities of $126,000. During the nine months ended October 31, 2007 the foreign currency translation adjustment resulted in a loss of $14,000 and total comprehensive income was $1,978,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Interest and Taxes

Cash paid for interest and taxes for the nine months ended October 31, 2008 was $1,687,000 and $1,579,000, respectively. Cash paid for interest and taxes for the nine months ended October 31, 2007 was $1,426,000 and $1,791,000, respectively.

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

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” There have been no indications of any impairment through October 31, 2008.

As of October 31, 2008 and January 31, 2008, the Company had the following acquired intangible assets:

	October 31, 2008				January 31, 2008

	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenants not to compete (1)	$910,000	$229,000	$681,000	3-10 years	$849,000	$225,000	$624,000	3-10 years
Customer relationships	8,420,000	645,000	7,775,000	3-15 years	6,012,000	178,000	5,834,000	3-15 years
Acreditations and certifications	20,000	4,000	16,000	5 years	20,000	1,000	19,000	5 years

Total	$9,350,000	$878,000	$8,472,000		$6,881,000	$404,000	$6,477,000

Intangible assets not subject to amortization:

Goodwill (2)			$11,136,000				$10,471,000
Trademarks and tradenames			200,000				200,000

Total			$11,336,000				$10,671,000

(1)

Covenants not to compete was reduced by $89,000 in gross carrying amount and accumulated amortization due to the discontinued operations related to the sale of the information technology services business. The net carrying value of such assets are now recorded as assets held for sale.

(2)

Goodwill was reduced by $275,000 in gross carrying amount due to the discontinued operations related to the sale of the technology services business. The net carrying value of such assets are now recorded as assets held for sale.

9.	Employee Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

          Additional information with respect to the option plans as of October 31, 2008 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value

Outstanding at January 31, 2008	1,726,459	$3.92	3.84	$3,793,000

Granted	-	-
Exercised	(129,250)	3.93
Canceled or expired	(3,175)	4.25

Outstanding at October 31, 2008	1,594,034	$3.92	3.14	$1,479,000

Exercisable at October 31, 2008	1,507,159	$3.87	2.92	$1,477,000

Compensation expense related to stock options was $79,000 and $199,000 for the nine months ended October 31, 2008 and 2007, respectively. As of October 31, 2008, there was $41,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of 15 months.

The Company’s non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. During the nine months ended October 31, 2008, 71,277 non-vested shares were granted at a weighted average grant date fair value of $4.90 per share. Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $140,000 for the nine months ended October 31, 2008. As of October 31, 2008, 125,732 non-vested shares were outstanding at a weighted average grant date value of $5.82. As of October 31, 2008, there was $732,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 45 months.

10.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 became effective for the Company on February 1, 2008. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on February 1, 2008. The Company did not elect this new measure for the nine months ended October 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for the Company on February 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial position, cash flows, and results of operations, but no impact is expected for the fiscal year ending January 31, 2009.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69 “The Meaning of Present Fairly in Conformity With GAAP,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective in fiscal year 2009, and we do not expect its adoption to impact our results of operations, financial position or cash flows.

11.	Acquisitions

Acquisition of International Management Systems, Inc. (IMS)

On April 21, 2008, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the assets of International Management Systems, Inc., located in Tampa, Florida for a total purchase price of $445,000. IMS has been in business for over 10 years and is well branded in the registration industry. The IMS location provides NQA a strategic presence for the support of its current and new customers in the Southeast region. The subsidiary paid $267,000 in cash and will pay an additional $178,000 in earn-out, upon the first anniversary of the closing date. The amount of the earn-out may be adjusted in accordance with certain terms and conditions specified in the purchase agreement. An additional $25,000 in working capital adjustment was paid at closing. The preliminary purchase price including acquisition costs was $301,000 and was allocated $190,000 to customer relationships, $78,000 to goodwill, $48,000 to accounts receivable, $8,000 to fixed assets, and $23,000 in assumed accounts payable. The results of operations for IMS are included in the Company’s condensed consolidated statements of income from April 21, 2008 to October 31, 2008. The purchase price allocation has not been finalized pending further information that may impact the valuation of certain assets or liabilities.

Acquisition of Elliott Laboratories, Inc.

On June 6, 2008, the Company acquired Elliott Laboratories, Inc., a leading San Francisco Bay Area Electromagnetic Compatibility (EMC), Product Safety and Wireless regulatory testing laboratory with two full-service facilities. The addition of Elliott Laboratories to the NTS organization creates one of the largest independent providers of EMC design, test and evaluation services in North America. The total purchase price consideration through October 31, 2008 was $7,327,000, of which $3,600,000 was paid in cash at closing and $1,974,000 was paid in Company stock, $1,000,000 in cash and stock was held back and is payable 18 months after closing. An additional $75,000 in cash was paid subsequently for working capital adjustment and $61,000 was paid in common stock. Total acquisition costs as of October 31, 2008 were $617,000. The $1,974,000 and $61,000 paid in Company stock consisted of 346,853 shares and 10,790 shares of common stock, respectively, calculated at the average closing price of Company stock during the 20 days prior to the acquisition close date, less the high and low. In addition, the Company agreed to pay to the sellers up to a maximum of $1,275,000 in earnout consideration, payable in Company stock, contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the transaction. This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed. The results of operations for Elliott Laboratories are included in the Company’s condensed consolidated statements of income from June 6, 2008 to October 31, 2008.

On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000. Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks. The outstanding balance on Term Loan C at October 31, 2008 was $5,571,000. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period. This agreement matures on May 30, 2013.

The purchase price allocation has not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily allocated the aggregate purchase price of approximately $7,327,000 to the estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of Elliott Laboratories, as follows:

Accounts receivable	$1,230,000
Other current assets	87,000
Deferred income taxes, current, net	329,000
Property, plant and equipment	4,116,000
Goodwill	656,000
Intangible assets	2,377,000
Deposits	60,000
Accounts payable	(192,000)
Accrued expenses	(435,000)
Deferred income taxes, non-current, net	(901,000)

$7,327,000

12.	Subsequent Event

On November 3, 2008, the Company sold to Strategic Staffing Solutions, L.C., a Florida limited liability company, contracts and certain other assets from its Technical Solutions segment that are associated with information technology services and information technology consulting. The sale price for the assets sold was $5,000,000, subject to working capital adjustment.

The Company classified the assets and liabilities of the discontinued operations as “held for sale” as of October 31, 2008, since all the criteria for a qualifying plan of sale were met as of that date.

The assets and liabilities held for sale at October 31, 2008 consist of the following:

Accounts receivable	$2,470,000
Prepaid expenses	8,000
Net fixed assets	15,000
Net intangible assets	196,000
Other assets	7,000

Assets held for sale	$2,696,000

Accounts payable	$319,000
Accrued expenses	344,000

Liabilities held for sale	$663,000

All revenues and expenses from discontinued operations for the third quarter and nine months ended October 31, 2008 are presented as “Income (loss) from discontinued operations” in the accompanying Statements of Income. Prior year numbers were reclassified to conform to the current year presentation. The gain on disposal of discontinued operations will be recorded in the fourth quarter.

The results of the discontinued operations for the three months and nine months ended October 31, 2008 and 2007 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Net revenues	$5,677,000	$4,976,000	$15,693,000	$15,555,000

Income from discontinued operations before income taxes	$322,000	$(3,000)	$596,000	$324,000

Income taxes	132,000	(1,000)	244,000	133,000

Net income from discontinued operations	$190,000	$(2,000)	$352,000	$191,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

          The Company is a diversified business to business services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, solutions and certification services, the Company provides to its customers the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

          The Company operates facilities throughout the United States and in Japan, Canada and Germany, serving a large variety of high technology industries. The Company provides highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation to enable customers to sell their products in world markets. In addition, it performs management registration and certification services to ISO related standards.

          The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the nine month period ended October 31, 2008.

RESULTS OF OPERATIONS

REVENUES

Nine months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total revenues	$90,354	18.5%	$76,277

          For the nine months ended October 31, 2008, consolidated revenues increased by $14,077,000 or 18.5% when compared to the same period in fiscal 2008, primarily due to an increase in revenues from the aerospace and power markets, additional revenues of approximately $6,771,000 from new acquisitions, and an increase in engineering services revenues from a major customer. These increases were partially offset by a decrease in revenues in the defense and automotive markets.

GROSS PROFIT

Nine months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total	$24,191	22.1%	$19,806

% to total revenue	26.8%		26.0%

          Total gross profit for the nine months ended October 31, 2008 increased by $4,385,000 or 22.1% when compared to the same period in fiscal 2008. This was primarily due to additional gross profit from new acquisitions and an increase in revenues from higher margin contracts.

SELLING, GENERAL & ADMINISTRATIVE

Nine months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total	$17,907	16.1%	$15,427

% to total revenue	19.8%		20.2%

          For the nine months ended October 31, 2008, selling, general and administrative expenses increased by $2,480,000 or 16.1% when compared to the same period in fiscal 2008, primarily due to higher compensation costs and sales and marketing costs associated with the increased revenues discussed above, additional sales and marketing costs related to the development of the engineering services group and higher amortization expense related to the United States Test Laboratory (USTL) and Elliott Laboratories acquisitions.

EQUITY INCOME FROM NON-CONSOLIDATED SUBSIDIARY

          For the nine months ended October 31, 2008, equity income from XXCAL Japan was $7,000, compared to equity income of $63,000 for the same period in fiscal 2008. This decrease was primarily due to generally weaker economic conditions in Japan. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Nine months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total	$6,291	41.6%	$4,442

% to total revenue	7.0%		5.8%

          For the nine months ended October 31, 2008, operating income increased by $1,849,000 or 41.6% when compared to the same period in fiscal 2008, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and the decrease in equity income from a non-consolidated subsidiary.

INTEREST EXPENSE

          Net interest expense increased by $291,000 to $1,671,000 in the nine months ended October 31, 2008 when compared to the same period in the prior year, primarily due to additional borrowings for the USTL and Elliott Laboratories acquisitions, partially offset by lower interest rates in the current year.

OTHER INCOME

          Other income was $52,000 for the nine months ended October 31, 2008, compared to $121,000 for the same period in the prior year. Other income in the current year includes gains from securities sold, partially offset by certain acquisition related expenses.

INCOME TAXES

          The income tax provision rate for the nine months ended October 31, 2008 was 41.5% compared to the 42.0% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

DISCONTINUED OPERATIONS

          On November 3, 2008, the Company sold to Strategic Staffing Solutions, L.C., a Florida limited liability company, contracts and certain other assets from its Technical Solutions segment associated with information technology services and information technology consulting. The sale price for the assets sold was $5,000,000, subject to working capital adjustment.

          The Company classified the assets and liabilities of the discontinued operations as “held for sale” as of October 31, 2008, since all the criteria for a qualifying plan of sale were met as of that date. All revenues and expenses from discontinued operations for the third quarter and nine months ended October 31, 2008 are presented as “Income (loss) from discontinued operations” in the accompanying Statements of Income. Prior year numbers were reclassified to conform to the current year presentation. The gain on disposal of discontinued operations will be recorded in the fourth quarter.

          The results of the discontinued operations for the nine months ended October 31, 2008 and 2007 were as follows:

	Nine Months Ended October
	2008	2007

Net revenues	$15,693,000	$15,555,000

Income from discontinued operations before income taxes	$596,000	$324,000

Income taxes	244,000	133,000

Net income from discontinued operations	$352,000	$191,000

NET INCOME

          Net income for the nine months ended October 31, 2008 was $3,033,000 compared to $1,992,000 for the same period in fiscal 2008, an increase of $1,041,000 or 52.3%. This increase was primarily due to the higher operating income, partially offset by higher interest expense and higher income taxes.

          The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three-month period ended October 31, 2008.

REVENUES

Three months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total revenues	$32,634	25.4%	$26,027

          For the three months ended October 31, 2008, consolidated revenues increased by $6,607,000 or 25.4% when compared to the same period in fiscal 2008, primarily due to an increase in revenues from the power and aerospace markets, engineering services and additional revenues of approximately $3,109,000 from new acquisitions, partially offset by a decrease in revenues in the automotive market.

GROSS PROFIT

Three months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total	$8,767	30.4%	$6,724

% to total revenue	26.9%		25.8%

          Total gross profit for the three months ended October 31, 2008 increased by $2,043,000 or 30.4% when compared to the same period in fiscal 2008. This was primarily due to additional gross profit from the USTL and Elliott Laboratories acquisitions and the increase in revenues discussed above.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total	$6,272	23.5%	$5,080

% to total revenue	19.2%		19.5%

          Total selling, general and administrative expenses increased $1,192,000 or 23.5% for the three months ended October 31, 2008 when compared to the same period in fiscal 2008. This was primarily due to higher compensation costs and sales and marketing costs associated with the increased revenues discussed above, additional sales and marketing costs related to the development of the engineering services group and higher amortization expense related to the USTL and Elliott Laboratories acquisitions.

EQUITY INCOME FROM NON-CONSOLIDATED SUBSIDIARY

          For the three months ended October 31, 2008, equity income from XXCAL Japan was $11,000, compared to an equity loss of $8,000 for the same period in fiscal 2008. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

Three months ended October 31,	2008	% Change	2007

(Dollars in thousands)

Total	$2,506	53.2%	$1,636

% to total revenue	7.7%		6.3%

          Operating income for the three months ended October 31, 2008 increased by $870,000 or 53.2% when compared to the same period in fiscal 2008, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

INTEREST EXPENSE

          Net interest expense increased by $125,000 to $573,000 in the three months ended October 31, 2008 when compared to the same period in the prior year, primarily due to additional borrowings for the USTL and Elliott Laboratories acquisitions, partially offset by lower interest rates in the current quarter.

OTHER EXPENSE

          Other expense was $183,000 for the three months ended October 31, 2008, compared to other expense of $6,000 for the same period in the prior year. The expense in the current quarter was primarily due to acquisition related expenses.

INCOME TAXES

          The income tax provision rate for the three months ended October 31, 2008 was 42.4% compared to the 44.7% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

DISCONTINUED OPERATIONS

          On November 3, 2008, the Company sold to Strategic Staffing Solutions, L.C., a Florida limited liability company, contracts and certain other assets from its Technical Solutions segment that are associated with information technology services and information technology consulting. The sale price for the assets sold was $5,000,000, subject to working capital adjustment.

          The Company classified the assets and liabilities of the discontinued operations as “held for sale” as of October 31, 2008, since all the criteria for a qualifying plan of sale were met as of that date. All revenues and expenses from discontinued operations for the third quarter and nine months ended October 31, 2008 are presented as “Income (loss) from discontinued operations” in the accompanying Statements of Income. Prior year numbers were reclassified to conform to the current year presentation. The gain on disposal of discontinued operations will be recorded in the fourth quarter.

          The results of the discontinued operations for the three months ended October 31, 2008 and 2007 were as follows:

	Three Months Ended
	2008	2007

Net revenues	$5,677,000	$4,976,000

Income from discontinued operations before income taxes	$322,000	$(3,000)

Income taxes	132,000	(1,000)

Net income from discontinued operations	$190,000	$(2,000)

NET INCOME

          Net income for the three months ended October 31, 2008 was $1,175,000 compared to $631,000 for the same period in fiscal 2008, an increase of $544,000 or 86.2%. This increase was primarily due to the higher operating income, partially offset by higher interest expense and higher income taxes.

OFF BALANCE SHEET ARRANGEMENTS

          None.

BUSINESS ENVIRONMENT

The defense and aerospace markets generate approximately 55% of the Company’s overall revenues. The U.S. commercial airline industry projects an increase from 19,000 aircraft in 2007 to 35,000 aircraft in 2027, an annual growth rate of 4.4%. In addition, 82% of the world fleet will consist of new airplanes. NTS anticipates the demand for testing aerospace components and systems will remain strong. NTS also anticipates the demand for engineering services will increase significantly as the new aircraft are being designed and built. The defense budget projected for 2009 reflects a decrease of 9% overall. However, R&D spending, the funding relevant to NTS, is projected to increase by 4%. NTS anticipates an increase in demand for engineering and test work specifically in munitions and ordnance as well as component and system qualification and acceptance testing. The Company continues to enhance its capabilities and capacity to support this activity in its laboratories.

The trend in the telecommunications market appears to be stable in the short term and is expected to grow in the future. Carriers are delivering voice, video and data using fiber networks. New means of delivery may increase the demand for certification of suppliers’ premises equipment, and certification of new central office equipment. The Company expects an increase in demand for its services as carriers upgrade their packet-based Voice Over Internet Protocol (VOIP) devices. The Company is currently evaluating the overall compliance requirements for the deployment of broadband wireless products and how best to position NTS to service the anticipated growth of this technology. The Company anticipates a moderate increase in the telecom business and the acquisition of Elliott Laboratories will provide additional capacity and capability to grow in this market.

The computer and electronics markets have been stable. The Company’s growth in these markets will depend on its ability to capture additional market share and/or expand geographically. Currently, NTS is developing compliance and interoperabiltiy testing for emerging technologies; Multimedia over Coax Cable (MoCA), USB 3.0 and Wireless USB, “ZigBee” smart energy. The Company believes demand will increase for certification of “ZigBee” platforms and “ZigBee” Alliance-recognized products and the Company has developed a smart energy test harness to perform the testing and certification. The Company believes these compliance activities will have applicability in both the Asian and U.S. markets.

The power markets, particularly the dedication and certification work the Company provides, has been increasing. The Company believes there is a positive outlook for this market as the government and industry search for alternative energy solutions.

The automotive industry has been declining and it is anticipated that it will continue to decline. The Company has experienced a decrease in both revenues and earnings as a result of this decline in demand.

Notwithstanding the foregoing, and because of factors affecting the Company’s operating results, past financial performance should not be considered to be a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $4,738,000 in the nine months ended October 31, 2008 primarily consisted of net income of $3,033,000 adjusted for non-cash items of $5,333,000 in depreciation and amortization, share-based compensation of $220,000, partially offset by changes in working capital of $3,312,000, and other non-cash items of $536,000. Net cash provided by operating activities of $3,971,000 in the nine months ended October 31, 2007 primarily consisted of net income of $1,992,000 adjusted for non-cash items of $4,560,000 in depreciation and amortization, share-based compensation of $283,000, partially offset by changes in working capital of $2,618,000 and other non cash items of $246,000.

Cash used for investing activities in the nine months ended October 31, 2008 of $10,380,000 was primarily attributable to capital spending of $5,391,000, cash used to acquire businesses of $4,720,000, investment in retirement funds of $428,000 and investment in life insurance of $36,000, partially offset by net proceeds from sale of securities of $195,000. Cash used for investing activities in the nine months ended October 31, 2007 of $4,236,000 was primarily attributable to capital spending of $3,729,000, cash used to acquire TRA Certification, Inc. of $471,000 and investment in life insurance of $133,000, partially offset by net proceeds from insurance claim of $97,000.

Net cash provided by financing activities in the nine months ended October 31, 2008 of $7,551,000 consisted primarily of proceeds from current and long-term debt of $11,350,000 and proceeds from stock options exercised of $222,000, partially offset by repayments of current and long-term debt of $3,835,000 and cash dividends paid of $186,000. Net cash provided by financing activities in the nine months ended October 31, 2007 of $19,000 consisted primarily of repayment of debt of $3,052,000, partially offset by proceeds from borrowings of $2,767,000 and proceeds from stock options exercised of $354,000.

On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the “Amendment”). This agreement matures on December 1, 2012. The amendment included:

(a) $16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at October 31, 2008 was $13,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $3,000,000 as of October 31, 2008.

(b) $9,000,000 in Term Loan A which was used to consolidate previous term loans. The outstanding balance on Term Loan A at October 31, 2008 was $8,036,000. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period.

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

On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000. Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks. The outstanding balance on Term Loan C at October 31, 2008 was $5,571,000. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period. This agreement matures on May 30, 2013.

The Company has entered into a mortgage agreement with a bank in Arkansas for $1,100,000 with a maturity of ten years and interest at prime rate less 25 basis points. The outstanding balance on this loan at October 31, 2008 was $1,072,000. The Company has an additional $421,000 in equipment line balances which was used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was in compliance with all of the covenants with its banks at October 31, 2008.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $216,000 at October 31, 2008, for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

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

Changes in Internal Controls Over Financial Reporting

          As required by Rule 13a-15(d) under the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the Company’s third fiscal quarter.

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

The shares of Company stock issued in connection with the acquisition of Elliott Laboratories, Inc., as discussed above have been registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-3, which became effective on August 27, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.4 - Bylaws of National Technical Systems, Inc., a California corporation, as amended and restated on December 4, 2008.

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date: December 15, 2008	By: /s/ Raffy Lorentzian

Raffy Lorentzian Senior Vice President Chief Financial Officer

(Signing on behalf of the registrant and as principal financial officer)