Form 10-K
period 2009-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2009-04-30
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter—$35,199,000 (as of July 31, 2008).

         The number of shares of registrant's Common Stock outstanding on April 24, 2009 was 9,298,872.

Documents Incorporated by Reference

         Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on July 8, 2009, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2009

        This report contains certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.'s ("NTS" or "the Company") successful performance of internal plans, NTS's ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

NATIONAL TECHNICAL SYSTEMS, INC.
Annual Report (Form 10-K)
For Year Ended January 31, 2009

PART I

ITEM 1.    BUSINESS.

  General

        National Technical Systems, Inc. ("NTS" or the "Company") is a diversified technical services company that supplies engineering and evaluation services to a variety of industries including aerospace, defense, transportation, electronics, power, computers and telecommunications. NTS, utilizing its various testing facilities, engineering solutions and certification services, helps its customers sell their products in world markets. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

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

        The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, California 91302 (telephone: 818-591-0776).

  Description of Business

        NTS now operates in one segment: "Engineering and Evaluation." Certain assets of the "Technical Solutions" segment were sold this year. The business of the Company is conducted by a number of operating units, all of which provide testing and engineering services. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff from the Company's corporate headquarters sets the strategy and maintains overall supervision, coordination and financial control, and manages development of new services and acquisitions.

Overview

        NTS is one of the largest independent conformity assessment and management system registration organizations in the U.S., with facilities throughout the country and at locations in Japan, Vietnam, Germany and Canada. NTS provides highly trained technical personnel for product certification, product safety testing and product evaluation to enable customers to sell their products in world markets. In addition, NTS performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

Markets

        NTS serves customers primarily in the defense, aerospace, transportation, telecommunications, electronics, power and computers markets. Defense and aerospace markets combined accounted for approximately 53% of revenues for the year ended January 31, 2009.

        Defense.    NTS plays an active role in numerous U.S. defense related programs, performing almost every type of test discipline, including complete functionality and performance, reliability, safety, life prediction, structural, mechanical, fluids, material science, vibration, shock, climatic exposure, radiation, acoustic noise and electromagnetic interference and compatibility. Examples of items tested include components for small fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command control communication systems, electronics, weapons systems, body armor and complete ordnance and munitions testing. NTS has facilities that are specially constructed to handle munitions and hazardous materials where routine testing includes vibration and cook-off of explosive materials, ballistics tests and hydraulic burst tests. NTS performs a broad variety of ballistics related testing, up to 155 mm rounds. NTS's data acquisition systems are capable of collecting 1,000,000 data points and 22,000 photos per second. Additional instrumentation includes Doppler radar, 35 mm still cameras, digital recording, data loggers and real-time color and IR video. NTS's customers in this market include various major defense contractors, as well as the U.S. Department of Defense (DOD) and other government entities.

        Aerospace.    NTS performs a wide variety of tests required on civil aircraft, space, military and missiles. NTS offers acceleration test facilities, G-tables and centrifuges with diameters ranging from one foot to 102 feet, with weight capacities from a few grams to 20,000 pounds. In climatic testing, NTS utilizes hundreds of test chambers to simulate nearly any environment: temperature, humidity, altitude, rain, salt spray, sand and dust, sunshine, explosive atmosphere or any combination. NTS designs and builds custom facilities and advanced instrumentation and data acquisition systems to support all types of flow testing for gases, liquids and cryogenics. NTS is capable of performing structural testing and analysis, and, in particular, structural loading of large objects such as entire airframes. It also performs fatigue testing of critical hardware items such as engine blades and high-pressure fluid components. The Company also enables its customers to minimize their personnel, testing time and costs by utilizing the Company's on-site climatic, dynamic, safety and electromagnetic compatibility test capabilities. NTS also has anechoic and reverberant chambers that are used for acoustic emission measurements or high level noise exposure.

        NTS is also building an engineering business to support the anticipated increased demand for integrated engineering services in the aerospace and defense markets as a result of continued outsourcing activity. The initial aerospace focus will be developing capability and capacity to support large and regional commercial transport aircraft and business aircraft. The initial defense focus will be developing capability and capacity around weapons systems. NTS's current capabilities in the engineering arena include EMC/EMI, structural stress, and thermal stress engineering support services, prototyping, supply chain management and project management and support.

        Transportation.    NTS performs fluids and gas tests that measure the flow of fuels, propellants, chemicals, water, steam and others. It also provides tests that measure temperature, thermal shock, leak detection and efficiencies in objects like filters and other components. Other more specialized tests include cryogenic protocols for elements such as liquid nitrogen, liquid hydrogen and liquid oxygen, as well as liquefied natural gas. NTS also performs dynamometer testing to measure the performance and power output of engines drive trains or any other rotating machinery. It also performs HALT/HASS (Highly Accelerated Stress Screen). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted in the USA and internationally.

        Telecommunications.    NTS provides certification and evaluation of a broad array of telecommunications equipment and systems for manufacturers of central office equipment and the carriers. NTS's services are performed in accordance with the Network Equipment Building Systems specifications (NEBS) and fiber optics General Requirements (GRs) as required by the telecommunications industry. NTS is also an independent test laboratory certified and recognized by most carriers, which allows manufacturers to use NTS as a market channel for products tested at Original Equipment Manufacturers' ("OEM") facilities that are being developed for use in the regional bell operating companies' ("RBOCs") central offices. The Company has been approved as an Independent Test Laboratory (ITL) by the carriers to test and certify central office equipment developed by manufactures to the NEBS specifications. The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Calgary, Canada and Germany. The Company has been approved as an ITL to offer Digital Subscriber Line (DSL) certification, Video Electronics Standard Association (VESA) certification and Multimedia over Coax (MoCA) certification. The Company is in the process of developing certifications programs for XM Radio and High Definition Audio-Video Networks (HANA).

        Electronics.    As a Nationally Recognized Test Lab (NRTL), NTS provides electrical safety product certification, in the US and many other countries. NTS has been designated as a Conformity Assessment Body (CAB) for the EMC directive through the US-EU Mutual Recognition Agreement (MRA). NTS conducts EMC testing and provides customers with certification in the US and many other countries, including particularly, Japan, Taiwan, Europe, Australia and several countries in Europe.

        Power.    NTS conducts a variety of tests relevant to the ongoing operations, safety and maintenance of nuclear facilities. These tests include mechanical aging, normal or accident radiation exposure, reliability simulation, evaluation, thermal aging, analysis, vacuum testing, leak detection, Nuclear Steam Accident, Loss Of Cooling Accident (LOCA), High Expansion Line Break (HELB) to 600F/300psig. NTS also performs seismic simulation tests up to 100,000 force-lbs, single axis, dependent and independent biaxial systems, vibration aging and fatigue studies, up to 45,000 force-lbs. NTS is active in industry task groups that influence the latest dedication guidelines. Through direct participation, NTS is involved in resolution of key Nuclear Regulatory Commission (NRC) questions such as selection and verification of critical characteristics, sampling, traceability, surveys, and like-for-like replacements. NTS engineers and technicians involved in the dedication process meet ANSI N45.2.6 Level II Inspectors guidelines. The Company's dedication programs utilize the best approach for each specified product. NTS also provides technical evaluations, critical characteristics and safety class determinations and focuses on solving plant needs in areas such as motor rewinds, governor rebuilds, modifications or design of replacement systems and instrumentation panel and component design.

        Computer.    NTS performs computer product testing, providing compatibility, stress/performance, functionality and compliance testing services for hardware, software, telecommunications and networking companies worldwide. NTS performs software game and game console testing including Microsoft Xbox compliance testing. NTS is the exclusive test center for Microsoft Xbox third party peripheral compatibility testing. NTS also provides testing for Data Over Cable Service Interface Specification (DOCSIS) cable modem, DSL modem, Set Top Box, Residential Gateway and Fiber Optics GR-253 testing, interoperability testing of broadband and network products such as cable modems, DSL modems, Cable Modem Termination System (CMTS), Digital Subscriber Line Access Multiplexer (DSLAM), Routers, Home PNA Gateways, Wireless Wi-Fi devices, Media Servers, Fiber Optics SONET switches, and systems network testing. NTS also performs Universal Serial Bus (USB) certification testing and has successfully transferred its USB technology to Japan.

Industry Overview

        Manufacturers often fulfill their evaluation testing needs on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers use third party certifiers to position their products for sale in world markets. NTS is geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the conformity assessment activity necessary to reduce product-handling costs and serve as a market gateway for manufacturers to sell products globally. NTS provides a "one stop" resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

Geographic Locations

        In the United States, NTS's facilities are located in: Acton and Boxborough, Massachusetts; Tinton Falls, New Jersey; Rustburg, Virginia; Camden, Arkansas; Detroit, Michigan; Plano, Texas; Tempe, Arizona; Los Angeles, Fullerton, Culver City, Santa Clarita, Fremont, Sunnyvale and Ventura, California; Albuquerque, New Mexico; Elkhart, Indiana; Wichita, Kansas; and internationally, in Yokohama, Japan; Ho Chi Minh, Vietnam; Calgary, Canada; and Munich, Germany.

Business Strategy

        To meet its customers' needs, NTS continuously upgrades its facilities, equipment, accreditations, partnerships and personnel in line with market requirements. In addition, NTS's continuing expansion into new areas of technology will require it to invest in equipment needed to adequately service customers' needs. Through close consultation with its existing and prospective customers to ascertain their needs for the future, NTS is able to better determine its equipment needs. In fiscal 2009, the Company made additional investments to enhance both its capacity and capability. The Company acquired Elliot Laboratories, Inc., a leading San Francisco Bay Area (EMC) product safety and wireless regulatory testing laboratory with two full-service facilities. The addition of Elliott Laboratories to the NTS organization creates one of the largest independent providers of EMC design, test and evaluation services in North America. The Company also acquired International Management Systems, Inc., ("IMS") located in Tampa, Florida. IMS has been in business for over ten years and is well branded in the registration industry. The IMS location provides NQA a strategic presence for the support of its current and new customers in the Southeast region.

Competition

        In the aerospace and defense markets, the main competition for independent laboratories is the customers' own laboratories, including government laboratories. NTS also competes with a small number of large conformity assessment organizations, within each of the markets it serves. It also competes with a large number of small niche oriented test laboratories. It has competitive advantages in several areas which include the following: (i) ability to service customers at facilities close to their locations; (ii) ability to provide complete conformity assessment activities at a single location, which reduces product-handling cost for the customers and enhances timeliness of service; (iii) diverse and technically competent employees; and (iv) accreditations that allow NTS test data to be accepted worldwide. Customers can use the Company's complete services, including quality registration, to position their products for the world markets.

Backlog

        The Company's backlog was $45,633,000 and $45,153,000 for the years ended January 31, 2009 and 2008, respectively.

        The Company estimates that approximately 85% of the backlog at January 31, 2009 will be completed by January 31, 2010.

General

        a.    Service Marks

        The Company has registered its service marks "NTS" and "XXCAL" with the U.S. Patent and Trademark Office.

        b.    Environmental Effect

        We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is our policy to comply with these requirements, and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental impact, however, is inherent in some of our operations, as it is with other companies engaged in similar businesses.

        The Company's Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation. Environmental testing was conducted at the Company's facility in the fall of 2008, in cooperation with the government agency having oversight responsibility for the adjacent site. The government has required no further investigation or remedial action at the Company's facility at this time, other than performing additional soil vapor testing and two more rounds of water sampling to be conducted over the next six months.

        The Company believes that in the event it incurs future remediation costs for perchlorate on the western portion of the property, that it will have valid claims for indemnification against the owner of the adjacent site and the municipality that built a road between the adjacent site and the Santa Clarita property that appears to have contributed to the runoff from the adjacent site.

        c.    Seasonal Effect

        The Company experiences no material seasonal effects.

        d.    Employees

        The Company employed 780 individuals at January 31, 2009 and 891 at January 31, 2008.

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

        Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

ITEM 1A.    RISK FACTORS.

        The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K. Any of the following risks may have a material negative impact on the Company's financial condition.

        The Company is subject to the effects of general economic and market conditions (including economic disruption caused by terrorist acts). A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect the Company's operating results and financial condition.

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
  Increased foreign competition;

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

  •
  Adverse conditions in the credit markets may affect the Company's ability to obtain credit;

  •
  The Company's credit facility contains restrictive covenants that could limit our ability to pursue our business strategies;

  •
  If the Company fails to maintain its management information systems, it could adversely affect business;

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

ITEM 1B    UNRESOLVED STAFF COMMENTS.

N/A

ITEM 2.    PROPERTIES.

        Operations    The Company owns/leases and operates the following properties:

State	Owned Properties City	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	36,000	3
	Santa Clarita (a), (b)	60,000	145
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Virginia	Fredericksburg	66,000	87

Total owned properties		218,000	245

State	Leased Properties City	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	30,000	561
California	Anaheim Hills	2,000	n/a
	Calabasas	7,000	n/a
	Culver City	24,000	n/a
	Dana Point	900	n/a
	Fremont	26,400	n/a
	Fullerton	20,000	n/a
	Los Angeles (LAX)	16,000	2
	Santa Rosa	18,000	n/a
	Sunnyvale	16,642	n/a
	Ventura	870	n/a
Indiana	Elkhart	500	n/a
Kansas	Wichita	14,632	n/a
Florida	Tampa	600	n/a
Massachusetts	Lowell	1,000	n/a
	Boxborough	12,000	n/a
Michigan	Detroit	65,000	n/a
New Jersey	Tinton Falls	17,000	n/a
New Mexico	Albuquerque	13,060	n/a
Texas	Plano	24,000	n/a
Virginia	Rustburg	8,000	33
	Alexandria	1,342	n/a

International
Calgary	Canada	14,000	n/a
Germany	Munich	300	n/a
Japan	Yokohama	500	n/a
Vietnam	Ho Chi Minh	1,000	n/a

Total leased properties		351,746	596

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

  Investment Properties.

        The Company is still pursuing efforts to sell approximately 118 acres of its Santa Clarita, California land, but the deterioration in the commercial real estate market has impacted the interest of potential investors. Since this property does not meet all the criteria for accounting classification as an "asset held for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," it was not classified as such in the accompanying consolidated financial statements.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  A.    Market Information

        The Company's common stock is traded on the Nasdaq Global Market under the symbol "NTSC". The range of high and low sales prices as reported by the Nasdaq Global Market for each of the quarters of the fiscal years ended January 31, 2009 and 2008 is presented below:

	2009		2008
	High	Low	High	Low
First Quarter	$6.37	$5.44	$6.35	$5.00
Second Quarter	$6.10	$4.55	$7.09	$5.50
Third Quarter	$5.69	$3.60	$7.48	$6.36
Fourth Quarter	$4.31	$3.02	$7.35	$5.71

  B.    Holders

        As of the close of business on April 24, 2009, there were 724 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

  C.    Dividends

        The Company paid a special $0.02 cash dividend per common share on August 25, 2008 to shareholders of record on August 11, 2008. Future dividends may be paid at the discretion of The NTS board.

  D.    Sales of Unregistered Securities.

        None.

  E.    Repurchases of Equity Securities.

        No purchases for the fiscal year ended January 31, 2009.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected consolidated financial data are derived from and should be read in conjunction with the Company's consolidated financial statements and related notes set forth in Item 8 below. Certain amounts in prior year numbers have been reclassified to conform with the current year presentation.

	Year Ended January 31,
	2009	2008	2007	2006	2005
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$119,920	$100,857	$91,004	$82,269	$73,943
Gross profit	32,081	26,223	23,006	22,105	18,161
Operating income	7,470	5,941	5,102	5,348	2,589
Interest expense, net	2,053	1,950	1,801	1,298	1,091
Income before income taxes and minority interest	5,402	4,405	3,412	4,226	1,660
Income taxes	2,342	1,709	1,500	1,677	583

Income from continuing operations before minority interest	3,060	2,696	1,912	2,549	1,077
Minority interest in earnings	(82)	(84)	(88)	(50)	—

Income from continuing operations	2,978	2,612	1,824	2,499	1,077
Income from discontinued operations, net of tax	662	3	(243)	440	605

Net income	$3,640	$2,615	$1,581	$2,939	$1,682

Basic earnings per common share
Income from continuing operations	$0.33	$0.30	$0.21	$0.27	$0.12
Income from discontinued operations	0.07	0.00	(0.03)	0.05	0.07

Net income	$0.40	$0.30	$0.18	$0.32	$0.19

Diluted earnings per common share
Income from continuing operations	$0.31	$0.28	$0.19	$0.26	$0.11
Income from discontinued operations	0.07	0.00	(0.03)	0.05	0.06

Net income*	$0.38	$0.28	$0.17	$0.30	$0.18

Weighted average common shares outstanding	9,141	8,795	8,705	9,125	8,946
Dilutive effect of stock options	456	662	800	537	620

Weighted average common shares outstanding,
assuming dilution	9,597	9,457	9,505	9,662	9,566

Cash dividends paid per common share	$0.02	$—	$—	$—	$—

BALANCE SHEET DATA:
Working capital	$23,379	$19,145	$15,087	$16,276	$20,481
Total assets	106,522	90,892	74,839	69,133	66,669
Long-term debt, excluding current installments	33,913	32,274	19,238	15,579	20,557
Shareholders' equity	43,251	37,355	33,779	34,378	30,951

*
Per share data may not always summate because each figure is independently calculated.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Except for the historical information contained herein, the matters addressed in this Item 7 contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions, may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated.

OVERVIEW

        The Company is a diversified business to business services organization that supplies technical services to the aerospace, defense, automotive, power, electronic, computer and telecommunication industries. Through its wide range of testing facilities and certification services, the Company's services allow its customers the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries. The Company operates facilities throughout the United States and in Japan, Vietnam, Canada and Germany. providing highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation. In addition, it performs management registration and certification services to ISO related standards.

        The Company is now reporting as one segment as a result of the sale of its information technology services, which was previously included in the Technical Solutions segment. The remaining business of the Technical Solutions segment is more closely related to engineering services and has been merged with and into the Engineering & Evaluation segment.

        In fiscal 2009, total revenues increased 18.9% to approximately $120 million.

        Summary of Revenues for fiscal years 2009 and 2008:

	FY 2009	FY 2008	Change	% Change
	(Dollars in thousands)
Total Revenues	$119,920	$100,857	$19,063	18.9%

        Revenues increased 18.9% primarily due to organic growth combined with revenues from new acquisitions. Revenues are generated from physical testing services which include simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference, and functional testing which requires equipment such as environmental chambers, shakers, switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. Revenues also include registration services which perform quality management audits to ISO 9000, quality training and laboratory accreditation. The Company is one of the largest independent conformity assessment organizations in theUnited States.

        On June 6, 2008, the Company acquired Elliott Laboratories, Inc., a leading San Francisco Bay Area Electromagnetic Compatibility (EMC), product safety and wireless regulatory testing laboratory with two full-service facilities. The total purchase price consideration through January 31, 2009 was $7,327,000, of which $3,600,000 was paid in cash at closing and $1,974,000 was paid in Company stock, $1,000,000 in cash and stock was deferred and is payable 18 months after closing. An additional $75,000 in cash was paid subsequently for working capital adjustment and $61,000 was paid in common stock. In addition, the Company agreed to pay to the sellers up to a maximum of $1,275,000 in earn-out consideration, payable in Company stock, contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the agreement. This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed. The results of operations for Elliott Laboratories are included in the Company's condensed consolidated statements of income from June 6, 2008 to January 31, 2009.

        Summary of Cash Flows for fiscal years 2009 and 2008:

	FY 2009	FY 2008	Change
	(Dollars in thousands)
Net cash provided by operating activities	$11,255	$6,022	$5,233
Net cash used in investing activities	(7,709)	(18,387)	10,678
Net cash provided by financing activities	3,026	11,991	(8,965)
Effect of exchange rate changes on cash	(71)	16	(87)

Net increase (decrease) in cash	$6,501	$(358)	$6,859

        The decrease in net cash used in investing activities from FY 2008 to FY 2009 was primarily due to a lower amount of cash spent on acquisitions in FY 2009 when compared to FY 2008. The decrease in net cash provided by financing activities was due to lower borrowings, related to the lower spending on acquisitions.

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

Recognition of Revenue and Related Costs

        Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides qualification of safety related systems and components and ISO 9000 certification services.

        Revenues from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenues relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

        Reimbursements made to the Company by customers under contract provisions, including those related to travel and other out-of-pocket expenses are recorded as revenues. An equivalent amount of reimbursable expenses is recorded as cost of sales.

Allowance for Uncollectible Receivables

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company uses a combination of write-off history, aging analysis and identification of any specific known troubled accounts in determining the allowance. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

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

        To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of January 31, 2009 and 2008, we have not established a valuation allowance against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets."

        Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company has identified seven reporting units, which constitute components of its business that include goodwill. The Company completed its annual goodwill impairment test and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. On February 12, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption of SFAS 157 as amended did not have a material impact on our consolidated financial position, cash flows, or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on February 1, 2008 and the adoption by the Company had no material impact on our consolidated financial position, cash flows, or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51" ("SFAS 160"), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 160 requires changes in classification and presentation of minority interests in the consolidated balance sheets, statements of income, and statements of shareholders' equity. SFAS 141R and SFAS 160 will be effective for the Company on February 1, 2009. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial position, cash flows, and results of operations.

        SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"), to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. The provisions of FSP FAS 142-3 will be effective for the Company on February 1, 2009. We are currently evaluating the impact on our consolidated financial position, cash flows, and results of operations.

        In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With GAAP," SFAS 162 is directed to the entity rather than the auditor. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on its financial position, cash flows, or results of operations.

        In November 2008, the FASB ratified the consensus reached by the EITF on Issue EITF No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 will be effective for the Company on February 1, 2009. The adoption of EITF 08-6 is not expected to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

Off-Balance Sheet Arrangements

        The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

REVENUES

	Twelve months ended January 31,
	2009	% Change	2008
	(Dollars in thousands)
Total revenues	$119,920	18.9%	$100,857

        For the year ended January 31, 2009, revenues increased by $19,063,000 or 18.9% as compared to the prior year, primarily due to an increase in revenues from the aerospace and power markets, additional revenues of approximately $8,993,000 from new acquisitions, and an increase in engineering services revenues from a major customer. The increases were partially offset by a decrease in revenues in the automotive market.

GROSS PROFIT

	Twelve months ended January 31,
	2009	% Change	2008
	(Dollars in thousands)
Total	$32,081	22.3%	$26,223

% to total revenue	26.8%		26.0%

        For the year ended January 31, 2009, gross profit increased by $5,858,000 or 22.3%. This was primarily due to additional gross profit from new acquisitions and the increase in revenues discussed above. The gross margin as a percent of revenue was 0.8% higher than the prior year, primarily due to an increase in higher margin contracts from the USTL acquisition, partially offset by a decrease in gross margin at some existing facilities, including the automotive group.

SELLING, GENERAL & ADMINISTRATIVE

	Twelve months ended January 31,
	2009	% Change	2008
	(Dollars in thousands)
Total	$24,655	20.7%	$20,424

% to total revenue	20.6%		20.3%

        For the year ended January 31, 2009, selling, general and administrative expenses increased by $4,231,000 or 20.7%, when compared to fiscal 2008. This increase was primarily due to higher compensation costs associated with the increased revenues discussed above, additional sales and marketing costs related to the development of the engineering services group, higher bad debt expense, and higher amortization expense related to the USTL and Elliott Laboratories acquisitions.

Equity Income from Non-Consolidated Subsidiary:

        For the year ended January 31, 2009, equity income from XXCAL Japan was $44,000, compared to $142,000 in the prior year. The decrease of $98,000 was primarily due to generally weaker economic conditions in Japan. XXCAL Japan is 50% owned by NTS and is accounted for under the equity method since NTS does not have management or board control.

OPERATING INCOME

	Twelve months ended January 31,
	2009	% Change	2008
	(Dollars in thousands)
Total	$7,470	25.7%	$5,941

% to total revenue	6.2%		5.9%

        For the year ended January 31, 2009, operating income increased by $1,529,000 or 25.7%, as compared to the prior year. The increase was primarily a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses and the decrease in equity income from a non-consolidated subsidiary.

Interest Expense

        Interest expense increased by $103,000 in fiscal 2009 when compared to fiscal 2008 primarily due to additional borrowings for the USTL and Elliott Laboratories acquisitions, partially offset by lower interest rates in the current year.

Other Income

        Other expense was $15,000 in fiscal 2009, compared to other income of $414,000 in fiscal 2008. Other expense in the current year includes certain acquisition related expenses, partially offset by a gain from securities sold.

Income Taxes

        The provisional income tax rate for fiscal year 2009 is 43.3%, compared to 38.8% in the prior year. The increase in the income tax rate in fiscal 2009 was primarily due to an increase in non-tax deductible expenses, taxes paid on foreign dividends received, and a lower effective tax rate at the Calgary facility, which resulted in a lower tax reduction due to its operating loss in the current year. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

        Management has determined that it is more likely than not that the Company's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Discontinued Operations

        On November 3, 2008, the Company sold to Strategic Staffing Solutions, L.C., a Florida limited liability company, contracts and certain other assets of its Technical Solutions segment that were associated with information technology services and information technology consulting. The sale price for the assets was $5,000,000, subject to working capital adjustment.

        On January 31, 2009, the Company discontinued operations at its Santa Rosa facility. Anticipated rent and decommissioning expenses were accrued in the current year. The gain from the sale and the loss from operations are presented net of tax as "Income (loss) from discontinued operations."

	Sale of IT Staffing		Santa Rosa Disposal
	2009	2008	2009	2008
Net revenues	$15,693,000	$20,342,000	$935,000	$1,177,000
Income from discontinued operations before income taxes	596,000	342,000	(1,874,000)	(337,000)
Income taxes	259,000	133,000	(813,000)	(131,000)

Net income from discontinued operations	337,000	209,000	(1,061,000)	(206,000)

Gain from sale of discontinued operations before income tax	2,447,000	—	—	—
Income taxes	1,061,000	—	—	—

Net income from sale of discontinued operations	1,386,000	—	—	—

Total net income from discontinued operations	$1,723,000	$209,000	$(1,061,000)	$(206,000)

Net Income

        For the year ended January 31, 2009, net income was $3,640,000 compared to $2,615,000 in the prior year, an increase of $1,025,000 or 39.2%. This increase was primarily due to the higher operating income and income from discontinued operations, partially offset by higher interest expense and higher taxes.

Business Environment

        The defense and aerospace markets generate approximately 53% of the Company's overall revenues. The U.S. commercial airline industry projects an increase from 19,000 aircraft in 2007 to 35,000 aircraft in 2027, an annual growth rate of 4.4%. In addition, 82% of the world fleet will consist of new airplanes. NTS anticipates the demand for testing aerospace components and systems will remain strong. NTS also anticipates the demand for engineering services will increase significantly as new large and regional commercial aircraft and business aircraft are being designed and built. The defense budget projected for 2009 reflects a decrease of 9% overall. However, R&D spending, the funding relevant to NTS, is projected to increase by 4%. NTS anticipates an increase in demand for engineering and test work specifically in munitions and ordnance as well as component and system qualification and acceptance testing. The Company continues to enhance its capabilities and capacity to support this activity in its laboratories.

        The trend in the telecommunications market appears to be stable in the short term and is expected to grow in the future. Carriers are delivering voice, video and data using fiber networks. New means of delivery may increase the demand for certification of suppliers' premises equipment, and certification of new central office equipment. The Company expects an increase in demand for its services as carriers upgrade their packet-based Voice Over Internet Protocol (VOIP) devices. The Company is currently evaluating the overall compliance requirements for the deployment of broadband wireless products and how best to position NTS to service the anticipated growth of this technology. The Company anticipates a moderate increase in the telecom business and the acquisition of Elliott Laboratories has provided additional capacity and capability to grow in this market.

        The computer and electronics markets have been sluggish because the demand for consumer products has been declining due to the current challenging economic conditions. The Company's growth in these markets will depend on its ability to capture additional market share and/or expand geographically. Currently, NTS is developing compliance and interoperabiltiy testing for emerging technologies; Multimedia over Coax Cable (MoCA), USB 3.0 and Wireless USB, "ZigBee" smart energy. The Company believes demand will increase for certification of "ZigBee" platforms and "ZigBee" Alliance-recognized products and the Company has developed a smart energy test harness to perform the testing and certification. The Company believes these compliance activities will have applicability in both U.S. and international markets.

        NTS is building an engineering business to support the anticipated increased demand for integrated engineering services in the aerospace and defense markets as a result of continued outsourcing activity. The Company's initial aerospace focus will be developing capability and capacity to support large and regional commercial transport aircraft and business aircraft. The initial defense focus will be developing capability and capacity around weapons systems. We also anticipate a growing demand for engineering services for military aircraft, general aviation, space craft and unmanned vehicles. NTS plans to develop capability and capacity to support these activities once we establish a stronger overall engineering support service.

        The power market, particularly the dedication and certification work the Company provides, has been increasing. The Company believes there is a positive outlook for this market as the government and industry search for alternative energy solutions.

        The automotive industry has been declining and it is projected to continue to decline. The Company has experienced a decrease in both revenues and earnings as a result of this decline in demand.

        Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources last line in table should be Net increase (decrease) in cash

        Summary of cash flows:

	FY 2009	FY 2008
	(Dollars in thousands)
Net cash provided by operating activities	$11,255	$6,022
Net cash used in investing activities	(7,709)	(18,387)
Net cash provided by financing activities	3,026	11,991
Effect of exchange rate changes on cash	(71)	16

Net increase (decrease) in cash	$6,501	$(358)

        Net cash provided by operating activities of $11,255,000 in fiscal 2009 consisted of net income of $3,640,000, adjusted for non-cash items of $7,298,000 in depreciation and amortization, loss on disposal of business of $1,669,000, write-off of receivables of $367,000, deferred income taxes of $724,000, share-based compensation of $294,000, and $324,000 in other non-cash items, partially offset by a $2,447,000 gain on sales of assets, $419,000 of changes in working capital, and $195,000 in gain on sale of securities. Net cash provided by operating activities of $6,022,000 in fiscal 2008 consisted of net income of $2,615,000, adjusted for non-cash items of $6,155,000 in depreciation and amortization, share-based compensation of $388,000, and $422,000 in other non-cash items, partially offset by $2,908,000 of changes in working capital, $291,000 in deferred income taxes and $359,000 in net gain on insurance claim.

        Net cash used in investing activities in fiscal 2009 of $7,709,000 was primarily attributable to capital spending of $6,417,000, cash used for acquisitions of $5,267,000, cash used for investment in retirement funds of $694,000 and investment in life insurance of $89,000, partially offset by proceeds from the sale of business of $4,563,000 and proceeds from sale of securities of $195,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Cash used in investing activities decreased from fiscal 2008 to fiscal 2009 by $10,678,000 primarily as a result of the decrease in cash used for acquisitions, partially offset by an increase of $1,317,000 in capital spending on property, plant and equipment, and the gain from sale of business of $4,563,000 in the current year. Net cash used in investing activities in fiscal 2008 of $18,387,000 was primarily attributable to capital spending of $5,100,000, total cash used for acquisitions of $13,082,000, which consisted of cash used to acquire TRA Certification, Inc. ("TRA") of $471,000 and cash used to acquire United States Test Laboratory, LLC ("USTL") of $12,611,000, and cash used for investment in retirement funds of $363,000.

        Net cash provided by financing activities in fiscal 2009 of $3,026,000, consisted primarily of proceeds from borrowings of $11,885,000 and proceeds from stock options exercised of $222,000, partially offset by repayment of debt of $8,895,000 and cash dividends paid of $186,000. Net cash provided by financing activities in fiscal 2008 of $11,991,000, consisted primarily of proceeds from borrowings of $24,697,000 and proceeds from stock options exercised of $402,000, partially offset by repayment of debt of $13,058,000.

        On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the "Amendment"). This agreement matures on December 1, 2012. The amendment included:

  (a)
  $16,500,000 revolving line of credit with interest rate at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at January 31, 2009 was $11,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $5,000,000 as of January 31, 2009.

  (b)
  $9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period. The outstanding balance on Term Loan A at January 31, 2009 was $7,255,000.

  (c)
  $12,650,000 in Term Loan B which was used to acquire USTL on December 5, 2007. The interest rate is at the agent's prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years. The outstanding balance on Term Loan B at January 31, 2009 was $11,927,000.

        On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000. Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks. The outstanding balance on Term Loan C at January 31, 2009 was $5,253,000. The interest rate is at the agent's prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period. This agreement matures on May 30, 2013.

        The Company has an additional $802,000 in equipment line balances which was used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was in compliance with all of the covenants with its banks at January 31, 2009.

        The Company's 50% owned subsidiary, NQA, Inc., has total borrowings of $415,000 at January 31, 2009, for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

        Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures however, the Company expects to make capital expenditures at levels similar to prior years. The Company's long-term debt may be accelerated if the Company fails to meet its covenants with its banks. The Company believes that the cash flow from operations and the revolving line of credit will be sufficient to fund its operations for the next twelve months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect interest expense by $359,000 at January 31, 2009 as compared to $312,000 at January 31, 2008.

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

        We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of NQA, Inc., a corporation in which the Company has a 50% interest and whose financial statements are consolidated with those of the Company, have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for NQA, is based solely on the report of the other auditors. In the consolidated financial statements, NQA's total assets constitute $3,872,000 at January 31, 2009 and $3,044,000 at January 31, 2008 and total revenues constitute $10,024,000 for the year ended January 31, 2009 and $8,419,000 for the year ended January 31, 2008 of the related consolidated totals.

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

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
April 25, 2009

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31,

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,364,000	$2,863,000
Investments	958,000	363,000
Accounts receivable, less allowance for doubtful accounts of $1,274,000 at January 31, 2009 and $907,000 at January 31, 2008	23,973,000	23,925,000
Income taxes receivable	137,000	327,000
Inventories, net	3,473,000	2,915,000
Deferred income taxes	3,983,000	2,216,000
Prepaid expenses	1,462,000	1,330,000

Total current assets	43,350,000	33,939,000
Property, plant and equipment, at cost
Land	1,677,000	1,415,000
Buildings	9,164,000	10,241,000
Machinery and equipment	80,634,000	83,423,000
Leasehold improvements	12,556,000	11,886,000

Total property, plant and equipment	104,031,000	106,965,000
Less: accumulated depreciation	(65,709,000)	(71,914,000)

Net property, plant and equipment	38,322,000	35,051,000
Goodwill	12,070,000	10,471,000
Intangible assets, net	8,656,000	6,677,000
Other assets	4,124,000	4,754,000

TOTAL ASSETS	$106,522,000	$90,892,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,731,000	$6,090,000
Accrued expenses	7,938,000	5,857,000
Income taxes payable	1,088,000	—
Deferred income	975,000	959,000
Current installments of long-term debt	3,239,000	1,888,000

Total current liabilities	19,971,000	14,794,000
Long-term debt, excluding current installments	33,913,000	32,274,000
Deferred income taxes	7,958,000	5,148,000
Deferred compensation	1,012,000	986,000
Minority interest	417,000	335,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,299,000 as of January 31, 2009 and 8,846,000 as of January 31, 2008	16,421,000	13,769,000
Retained earnings	26,940,000	23,486,000
Accumulated other comprehensive (loss) income	(110,000)	100,000

Total shareholders' equity	43,251,000	37,355,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$106,522,000	$90,892,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended January 31,

	2009	2008
Net revenues	$119,920,000	$100,857,000
Cost of sales	87,839,000	74,634,000

Gross profit	32,081,000	26,223,000
Selling, general and administrative expense	24,655,000	20,424,000
Equity income from non-consolidated subsidiary	(44,000)	(142,000)

Operating income	7,470,000	5,941,000
Other income (expense):
Interest expense, net	(2,053,000)	(1,950,000)
Other (expense) income, net	(15,000)	414,000

Total other expense, net	(2,068,000)	(1,536,000)
Income before income taxes and minority interest	5,402,000	4,405,000
Income taxes	2,342,000	1,709,000

Income before minority interest	3,060,000	2,696,000
Minority interest	(82,000)	(84,000)

Income from continuing operations	2,978,000	2,612,000
Income from discontinued operations, net of tax	662,000	3,000

Net income	$3,640,000	$2,615,000

Basic earnings per common share
Income from continuing operations	$0.33	$0.30
Income from discontinued operations	0.07	—

Net income	$0.40	$0.30

Diluted earnings per common share
Income from continuing operations	$0.31	$0.28
Income from discontinued operations	0.07	—

Net income	$0.38	$0.28

Weighted average common shares outstanding	9,141,000	8,795,000
Dilutive effect of stock options and nonvested shares	456,000	662,000

Weighted average common shares outstanding, assuming dilution	9,597,000	9,457,000

Cash dividends per common share	$0.02	$—

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

	Number of Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at January 31, 2007	8,717,000	$12,863,000	$20,971,000	$(55,000)	$33,779,000

Net income	—	—	2,615,000	—	2,615,000
Foreign currency translation	—	—	—	16,000	16,000
Unrealized gain on securities available for sale, net of tax effect of $78,000	—	—	—	139,000	139,000

Comprehensive income					2,770,000
Stock options exercised	123,000	430,000	—	—	430,000
Stock retired for option exercise	(5,000)	(28,000)	—	—	(28,000)
Vesting of restricted stock	11,000	—	—	—	—
Issuance of restricted stock	—	123,000	—	—	123,000
Share-based compensation	—	236,000	—	—	236,000
Tax benefit from stock options exercise	—	116,000	—	—	116,000
Tax benefit from distribution of restricted stock	—	29,000	—	—	29,000
Cash dividends paid by NQA, Inc.	—	—	(100,000)	—	(100,000)

Balance at January 31, 2008	8,846,000	$13,769,000	$23,486,000	$100,000	$37,355,000

Net income	—	—	3,640,000	—	3,640,000
Foreign currency translation	—	—	—	(71,000)	(71,000)
Sale of securities available for sale, net of tax effect of $78,000	—	—	—	(139,000)	(139,000)

Comprehensive income					3,430,000
Stock retired for option exercise	(56,000)	(287,000)	—	—	(287,000)
Stock options exercised	129,000	509,000	—	—	509,000
Stock issued for acquisition of Elliott Laboratories, Inc.	358,000	2,035,000	—	—	2,035,000
Vesting of restricted stock	22,000	—	—	—	—
Issuance of restricted stock	—	200,000	—	—	200,000
Share-based compensation	—	94,000	—	—	94,000
Tax benefit from stock options exercise	—	101,000	—	—	101,000
Dividends paid	—	—	(186,000)	—	(186,000)

Balance at January 31, 2009	9,299,000	$16,421,000	$26,940,000	$(110,000)	$43,251,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the Tweleve Months Ended January 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,640,000	$2,615,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,298,000	6,155,000
Write-off of receivables	367,000	217,000
Gain on sale of assets	(2,447,000)	—
Loss on discontinued operations	1,669,000	—
Loss on retirement of assets	42,000	5,000
Loss on investments	99,000	—
Undistributed earnings of affiliate	82,000	84,000
Deferred income taxes	724,000	(291,000)
Tax benefit from stock option exercises	101,000	116,000
Share based compensation	294,000	388,000
Net gain on insurance claim	—	(359,000)
Gain on sale of securities	(195,000)	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,607,000)	(2,242,000)
Inventories	(558,000)	(23,000)
Prepaid expenses	(270,000)	(369,000)
Other assets & intangibles	518,000	(230,000)
Accounts payable	89,000	(106,000)
Accrued expenses	990,000	623,000
Income taxes	1,088,000	(401,000)
Deferred income	(885,000)	127,000
Deferred compensation	26,000	40,000
Income taxes receivable	190,000	(327,000)

Net cash provided by operating activities	11,255,000	6,022,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,417,000)	(5,100,000)
Investment in life insurance	(89,000)	(201,000)
Proceeds from sale of securities	195,000	—
Acquisitions of businesses, net of cash acquired	(5,267,000)	(13,082,000)
Proceeds from sale of business, net of costs	4,563,000	—
Net proceeds from insurance claim	—	359,000
Investment in retirement funds	(694,000)	(363,000)

Net cash used in investing activities	(7,709,000)	(18,387,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	11,885,000	24,697,000
Repayments of current and long-term debt	(8,895,000)	(13,058,000)
Net cash dividends paid by NQA, Inc.	—	(50,000)
Cash dividends paid	(186,000)	—
Proceeds from stock options exercised	222,000	402,000

Net cash provided by financing activities	3,026,000	11,991,000

Effect of exchange rate changes on cash	(71,000)	16,000

Net increase (decrease) in cash	6,501,000	(358,000)
Beginning cash balance	2,863,000	3,221,000

ENDING CASH BALANCE	$9,364,000	$2,863,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$2,056,000	$1,637,000
Income taxes	$2,082,000	$2,211,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2009

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

        XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have operating control. XXCAL Japan's financial statements are prepared in accordance with generally accepted accounting principles in Japan. There are no material adjustments that need to be made to XXCAL Japan's financial statements for them to be in conformity with U.S. generally accepted accounting principles. The equity investment recorded in the accompanying balance sheets is $985,000 and $1,362,000 at January 31, 2009 and 2008, respectively. The Company's equity earnings recorded in the accompanying income statements totaled $44,000 and $142,000 for the years ended January 31, 2009 and 2008, respectively.

        The Company did not have any revenues from a single customer which represented in excess of 10% of total revenues. Total revenues from customers in foreign countries were $5,971,000 in fiscal 2009 and $6,236,000 in fiscal 2008.

        Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal year 2009 presentation.

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

Revenue Recognition

        Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides qualification of safety related systems and components, and ISO 9000 certification services.

        Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(1)    Summary of Significant Accounting Policies (Continued)

labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Revenue on billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

Property Held for Sale

        The Company is pursuing efforts to sell its approximately 118 acres of its Santa Clarita, California land. However, the deterioration in the commercial real estate market has impacted the interest of potential investors. Since this property does not meet all the criteria for accounting classification as an "asset held for sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," it was not classified as such in the accompanying consolidated financial statements.

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

January 31, 2009

(1)    Summary of Significant Accounting Policies (Continued)

        Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company has identified seven reporting units, which constitute components of its business that include goodwill. The Company completed its annual goodwill impairment test and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and economic projections and anticipated cash flows. An impairment loss is recorded when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings.

Share-Based Compensation

        Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment." SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The exercise price of options is equal to the market price of National Technical Systems, Inc. common stock (defined as the closing price reported by the NASDAQ global market) on the date of grant. Accordingly, no share-based compensation, other than acquisition-related compensation, was recognized in the financial statements prior to February 1, 2006.

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

January 31, 2009

(1)    Summary of Significant Accounting Policies (Continued)

options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company followed the alternative transition method discussed in FASB Staff Position No. 123(R)-3.

        No options have been granted by the Company during fiscal years 2009 or 2008. Any options granted to existing and newly hired employees or directors will generally vest over a four-year period from the date of grant. The Company may also assume the equity incentive plans and the outstanding equity awards of certain acquired companies. Once assumed, the Company does not grant additional stock under these plans. The Company may use other types of equity incentive awards, such as restricted stock. The Company's equity incentive plan also allows for performance-based vesting for equity incentive awards.

        Share-based compensation is based on the Black-Scholes-Merton option pricing model for estimating fair value of options and non-vested shares granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's stock participation plan.

        Compensation expense related to non-vested shares represents the fair value of the shares at the date of the grant, net of assumptions regarding estimated future forfeitures, and is charged to earnings over the vesting period.

        In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for fiscal years 2009 and 2008 was immaterial.

Accounting for Income Taxes

        Income taxes are accounted for under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

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

January 31, 2009

(1)    Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

        In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company is required to report and display the components of comprehensive income, including unrealized gains or losses on marketable securities and foreign currency translation adjustments. Accumulated other comprehensive loss was $110,000 as of January 31, 2009 and accumulated other comprehensive income was $100,000 as of January 31, 2008.

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

Foreign Currency

        The accounts of the foreign divisions are translated into United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts, except for certain fixed assets accounts, have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. The translation of the balance sheet accounts resulted in $71,000 in unrealized loss and $16,000 in unrealized gain in fiscal years 2009 and 2008, respectively. In addition, a transaction loss of $114,000 and a transaction gain of $132,000 for the fiscal years 2009 and 2008, respectively, are included in operating income for each period.

Related Party Transactions

        NTS provides management and consulting services to NQA, Inc. for an agreed-upon management fee. Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company. Management fees earned by the Company for fiscal 2009 and 2008 were $603,000 and $407,000, respectively.

        NICEIC Group Limited ("NICEIC, Ltd.") (formerly NQA, Ltd.), the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. NICEIC, Ltd. charges NQA, Inc. an agreed-upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(1)    Summary of Significant Accounting Policies (Continued)

Accreditation Service ("UKAS") and Raad voor Accreditatie ("RVA") levy. Certification fees for fiscal 2009 and 2008 were $603,000 and $407,000, respectively.

        NQA, Inc. leases space from NTS and was assessed $71,000 for rent and utilities in fiscal years 2009 and 2008.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was initially effective for the Company on February 1, 2008 and the adoption by the Company had no material impact on our consolidated financial position, cash flows, or results of operations. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. On February 1, 2009 the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The future partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, cash flows, or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on February 1, 2008 and the adoption by the Company had no material impact on our consolidated financial position, cash flows, or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51" ("SFAS 160"), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 160 requires changes in classification and presentation of minority interests in the consolidated balance sheets, statements of income, and statements of shareholders' equity. SFAS 141R and SFAS 160 will be effective for the Company on February 1, 2009. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial position, cash flows, and results of operations.

        SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(1)    Summary of Significant Accounting Policies (Continued)

contributed capital, depending on the circumstances. SFAS 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"), to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. The provisions of FSP FAS 142-3 will be effective for the Company on February 1, 2009. We are currently evaluating the impact on our consolidated financial position, cash flows, and results of operations.

        In May 2008, the FASB issued SFAS No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformity with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With GAAP," SFAS 162 is directed to the entity rather than the auditor. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material impact on its financial position, cash flows, or results of operations.

        In November 2008, the FASB ratified the consensus reached by the EITF on Issue EITF No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 will be effective for the Company on February 1, 2009. The adoption of EITF 08-6 is not expected to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

(2)    Business Acquisitions

Acquisition of International Management Systems, Inc. (IMS)

        On April 21, 2008, NQA, USA, a 50% owned consolidated subsidiary of NTS, acquired the assets of International Management Systems, Inc., located in Tampa, Florida for a total purchase price of $445,000. IMS has been in business for over ten years and is well branded in the registration industry. The IMS location provides NQA a strategic presence for the support of its current and new customers in the Southeast region. The subsidiary paid $267,000 in cash and may pay an additional $178,000 in earn-out, upon the first anniversary of the closing date. The amount of the earn-out may be adjusted in accordance with certain terms and conditions specified in the purchase agreement. An additional $25,000 in working capital adjustment was paid at closing. The preliminary purchase price including acquisition costs was $301,000 and was allocated $190,000 to customer relationships, $78,000 to goodwill, $48,000 to accounts receivable, $8,000 to fixed assets, and $23,000 in assumed accounts payable. The results of operations for IMS are included in the Company's consolidated statements of income from April 21, 2008 to January 31, 2009.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(2)    Business Acquisitions (Continued)

Acquisition of Elliott Laboratories, Inc.

        On June 6, 2008, the Company acquired Elliott Laboratories, Inc., a leading San Francisco Bay Area electromagnetic compatibility (EMC), product safety and wireless regulatory testing laboratory with two full-service facilities. The addition of Elliott Laboratories to the NTS organization creates one of the largest independent providers of EMC design, test and evaluation services in North America. The total purchase price consideration through January 31, 2009 was $7,327,000, of which $3,600,000 was paid in cash at closing and $1,974,000 was paid in Company stock. $1,000,000 in cash and stock was held back and is payable 18 months after closing. An additional $75,000 in cash was paid subsequently for working capital adjustment and $61,000 was paid in common stock. Total acquisition costs as of January 31, 2009 were $617,000. The $1,974,000 and $61,000 paid in Company stock consisted of 346,853 shares and 10,790 shares of common stock, respectively, calculated at the average closing price of Company stock during a period prior to the acquisition close date. In addition, the Company agreed to pay to the sellers up to a maximum of $1,275,000 in earn-out consideration, payable in Company stock, contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the transaction. This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed. The results of operations for Elliott Laboratories are included in the Company's condensed consolidated statements of income from June 6, 2008 to January 31, 2009.

        The aggregate purchase price is comprised of the following:

Cash paid	$3,675,000
Stock issued to sellers	2,035,000
Holdback payable	1,000,000
Acquisition costs	617,000

$7,327,000

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

Accounts receivable	$1,398,000
Other current assets	87,000
Deferred income taxes, current, net	322,000
Property, plant and equipment	4,116,000
Goodwill	1,674,000
Intangible assets	2,633,000
Deposits	60,000
Accounts payable	(192,000)
Accrued expenses	(435,000)
Deferred income taxes, non-current, net	(2,336,000)

$7,327,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(2)    Business Acquisitions (Continued)

        The Company acquired Elliott Laboratories to expand its EMC design, test and evaluation services in North America, and management believes that this combination will lead to increased market opportunity and an expanded customer base. The Company believes that these factors support the amount of goodwill recorded. Amortization of the goodwill on this transaction is not tax deductible.

Business Dispositions

Sale of IT Staffing

        On November 3, 2008, the Company sold to Strategic Staffing Solutions, L.C., a Florida limited liability company, contracts and certain other assets from its Technical Solutions segment that are associated with information technology services and information technology consulting. The sale price for the assets sold was $5,000,000, subject to working capital adjustment.

Sale price	$5,153,000
Less selling costs	(590,000)
Less net assets sold	(2,116,000)

Gain on sale	$2,447,000

        The assets and liabilities sold consist of the following:

Accounts receivable	$2,470,000
Prepaid expenses	8,000
Net fixed assets	15,000
Net intangible assets	279,000
Other assets	7,000

Total assets sold	$2,779,000

Accounts payable	$319,000
Accrued expenses	344,000

Total liabilities sold	$663,000

Net assets sold	$2,116,000

        All revenues and expenses from discontinued operations for the twelve months ended January 31, 2009, and the gain from the sale are presented as "Income (loss) from discontinued operations" in the accompanying Statements of Income. Prior year numbers were reclassified to conform to the current year presentation.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(2)    Business Acquisitions (Continued)

        The results of the discontinued operations for twelve months ended January 31, 2009 and 2008 were as follows:

	Sale of IT Staffing
	2009	2008
Net revenues	$15,693,000	$20,342,000
Income from discontinued operations before income taxes	596,000	342,000
Income taxes	259,000	133,000

Net income from discontinued operations	337,000	209,000

Gain from sale of discontinued operations before income tax	2,447,000	—
Income taxes	1,061,000	—

Net income from sale of discontinued operations	1,386,000	—

Total net income from discontinued operations	$1,723,000	$209,000

Santa Rosa Disposal

        The Company discontinued operations at its Santa Rosa facility on January 31, 2009. Shut-down costs and future rent payments on abandoned facilities were accrued for, and are included in "Income (loss) from discontinued operations" in the accompanying Statements of Income. Prior year numbers were reclassified to conform to the current year presentation.

        The results of the discontinued operations for twelve months ended January 31, 2009 and 2008 were as follows:

	2009	2008
Net revenues	$935,000	$1,177,000
Income from discontinued operations before income taxes	(1,874,000)	(337,000)
Income taxes	(813,000)	(131,000)

Net income from discontinued operations	$(1,061,000)	$(206,000)

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(3)    Debt

        Long-term debt consists of the following:

	2009	2008
Revolving lines of credit(a)	$11,500,000	$9,500,000
Term loan A(b)	7,255,000	9,000,000
Term loan B(c)	11,927,000	12,650,000
Term loan C(d)	5,253,000	—
Notes payable secured by land and buildings	—	1,957,000
Secured and other notes payable	1,217,000	1,055,000

Subtotal	37,152,000	34,162,000
Less current installments	3,239,000	1,888,000

Total	$33,913,000	$32,274,000

On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the "Amendment"). This agreement matures on December 1, 2012. Under the Amendment, the credit facility was restructured as follows:

  (a)
  $16,500,000 revolving line of credit with interest rate at the agent's prime rate (3.25% at January 31, 2009) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at January 31, 2009 was $11,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $5,000,000 as of January 31, 2009.

  (b)
  $9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent's prime rate (3.25% at January 31, 2009) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest and principal payments of $321,000 are made quarterly with the remaining principal due at the maturity date.

  (c)
  $12,650,000 in Term Loan B which was used to acquire United States Test Laboratory on December 5, 2007. The interest rate is at the agent's prime rate (3.25% at January 31, 2009) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest is paid quarterly and the principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years. The remaining principal is due at the maturity date.

  (d)
  On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000. Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks. The outstanding balance on Term Loan C at January 31, 2009 was $5,253,000.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(3)    Debt (Continued)

    The interest rate is at the agent's prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period. This agreement matures on May 30, 2013.

        In addition to the Comerica agreement, the Company has an additional $802,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%.

        The Company's 50% owned subsidiary, NQA, Inc., has total borrowings of $415,000 at January 31, 2009, for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

        Maturities of long-term debt for five years subsequent to January 31, 2009 are as follows:

2010	$3,239,000
2011	3,798,000
2012	4,234,000
2013	24,051,000
2014	1,830,000
Thereafter	—
$37,152,000

        In accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," a reasonable estimate of fair value for the Company's fixed rate debt was based on a discounted cash flow analysis. The carrying amount of variable rate debt, including borrowings under the Company's revolving lines of credit, approximate their fair values.

        The carrying amounts and estimated fair values of the Company's financial instruments are:

	2009 Carrying amount	2009 Estimated fair value	2008 Carrying amount	2008 Estimated fair value
Notes payable	$—	$—	$1,957,000	$1,987,000
Secured and other notes payable	25,652,000	25,572,000	22,705,000	18,876,000
Revolving lines of credit	11,500,000	11,500,000	9,500,000	9,500,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(4)    Income Taxes

        The provision (benefit) for income taxes consists of:

	2009	2008
Current:
Federal	$2,944,000	$1,732,000
State	864,000	386,000
Foreign	(65,000)	79,000

	3,743,000	2,197,000
Deferred:
Federal	(656,000)	(434,000)
State	(238,000)	(52,000)

	(894,000)	(486,000)

Income tax expense	$2,849,000	$1,711,000

        Foreign operations had a pre-tax loss of $432,000 in fiscal 2009 compared with $597,000 in pre-tax profit in fiscal 2008. The earnings associated with the Company's foreign subsidiary in Japan are reported net of tax and are included in operating income. $420,000 in dividends was distributed by XXCAL Japan to NTS and the appropriate taxes, net of foreign tax credit were recorded in fiscal 2009. Accumulated foreign earnings were reduced by the dividend amount to $985,000 in fiscal 2009, compared to accumulated foreign earnings of $1,362,000 as of January 31, 2008.

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2009	2008
Income before income taxes and minority interest	$6,571,000	$4,410,000

Federal income tax computed at statutory rate	$2,234,000	$1,500,000
State income taxes, net of federal benefits	413,000	220,000
Foreign income not subject to US Tax	147,000	(203,000)
Foreign tax	(277,000)	79,000
Other, principally non-deductible expenses	332,000	115,000

Income tax expense	$2,849,000	$1,711,000

        Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(4)    Income Taxes (Continued)

amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2009		2008
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$357,000	$—	$372,000	$—
Vacation accrual	779,000	—	666,000	—
State taxes	686,000	—	357,000	—
Deferred compension	1,086,000	—	391,000	—
Net operating loss	199,000	—	204,000	—
Accrued costs on discontinued operations	555,000	—		—
Other	321,000	—	226,000	—

Total deferred tax assets	$3,983,000	$—	$2,216,000	$—
Deferred tax liabilities:
Goodwill and other intangibles	$—	(1,709,000)	$—	(425,000)
Gain on involuntary conversion	—	(159,000)	—	(10,000)
Tax over book depreciation	—	(5,877,000)	—	(4,391,000)
Other	—	(213,000)	—	(322,000)

Total deferred tax liabilities	$—	$(7,958,000)	$—	$(5,148,000)

Net deferred tax asset (liability)	$3,983,000	$(7,958,000)	$2,216,000	$(5,148,000)

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

        Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company's authorized but unissued common stock. The

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

number of shares approved for issuance under the 2002 stock option plan was 1,000,000 shares. During fiscal 2008 and 2009 there were no shares granted under the 2002 stock option plan. The 1994 stock option plan is terminated and no additional options will be granted under this plan.

        Outstanding options under all plans are exercisable at 100% or more of fair market value (as determined by the compensation committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. No stock options were granted in fiscal years 2009 and 2008. A summary of option activity under the plan as of January 31, 2009, and changes during the two years then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2007	1,861,842	$3.90	4.74	$3,960,000
Granted	—	—
Exercised	(123,283)	3.48
Canceled or expired	(12,100)	5.68

Outstanding at January 31, 2008	1,726,459	$3.92	3.84	$3,793,000

Granted	—	—
Exercised	(129,250)	3.93
Canceled or expired	(266,823)	5.56

Outstanding at January 31, 2009	1,330,386	$3.59	3.29	$4,771,000

Exercisable at January 31, 2009	1,285,011	$3.55	3.17	$4,557,000

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

        The total intrinsic value of options exercised during the years ended January 31, 2009 and 2008 was $193,000 and $366,000, respectively.

        The range of exercise prices for options outstanding at January 31, 2009 was $1.49 to $5.50. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        The following table summarizes information about options outstanding at January 31, 2009:

Range of exercise prices	Outstanding at January 31, 2009	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$1.00 to $2.00	98,500	2.4	$1.64	98,500	$1.64
$2.01 to $3.00	432,780	2.3	$2.58	432,780	$2.58
$3.01 to $4.00	162,206	1.0	$3.29	162,206	$3.29
$4.01 to $5.00	582,900	4.6	$4.60	540,025	$4.60
$5.01 to $6.00	54,000	5.6	$5.11	51,500	$5.10

	1,330,386			1,285,011

        These options will expire if not exercised at specific dates ranging from September 2009 to December 2016. During the year ended January 31, 2009, 129,250 options were exercised at prices from $1.49 to $5.50 per share.

        The Company presented an equity incentive plan for shareholder vote at its June 29, 2006 annual shareholders' meeting and it was approved by the shareholders. Additionally, 143,050 shares that were reserved for future grants, were cancelled. A total of 300,000 new shares of common stock were reserved for issuance under the 2006 Equity Incentive Plan ("EIP"). As of January 31, 2009, 158,314 shares of the Company's common stock had been issued under the 2006 EIP and 141,686 shares were reserved for future issuance under the plan. Shares are issued under the EIP as compensation to certain employee and non-employee directors of the Company.

        The Company's non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to these grants was $94,000 for fiscal year 2009 and $123,000 for fiscal year 2008.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        The following table summarizes the non-vested shares transactions for fiscal year 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Outstanding at January 31, 2007	43,270	$7.08

Granted	43,766	$7.00
Vested	(10,821)	$7.08
Forfeited	—	—

Outstanding at January 31, 2008	76,215	$7.03

Granted	71,277	$4.90
Vested	(21,763)	$7.04
Forfeited	(11,430)	$7.05

Outstanding at January 31, 2009	114,299	$5.82

        Under the provisions of SFAS No. 123(R), $294,000 and $388,000 in share based compensation were recorded as a credit to common stock during fiscal years 2009 and 2008, respectively. In addition, the tax benefit realized for the tax deduction from option exercises and restricted stock totaled $270,000 and $145,000 for fiscal years 2009 and 2008, respectively and were credited to common stock. As of January 31, 2009, there was $28,000 of total unrecognized compensation costs related to stock options granted under the Company's equity incentive plans. The unrecognized compensation cost is expected to be recognized over a period of one year.

        As of January 31, 2009, there was $666,000 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 42 months.

        The Company offers three 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan, XXCAL 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants' own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2009, the Company contributed $436,000 to the 401(k) profit sharing plan as compared to $281,000 in 2008.

        The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation. The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $76,000 and $78,000 for the years ended January 31, 2009 and 2008, respectively. Included in other assets is $2,715,000 and $2,626,000 for the cash surrender values as of January 31, 2009 and 2008, respectively.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        In fiscal year 2007, the Company started a new Senior Executive Retirement Plan ("SERP"). The Company contributed to the Plan $750,000 in fiscal year 2009 and $375,000 in fiscal year 2008 and paid premium charges of $54,000 and $14,000 in fiscal years 2009 and 2008, respectively, for life insurance policies with the Company designated as the beneficiary. The SERP includes investments with a fair value of $958,000 at January 31, 2009, consisting of money market and mutual funds.

        Effective February 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Basis of Fair Value Measurement at Reporting Date Using

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2

Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Unobservable inputs reflecting the Company's own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

        The following inputs were used to determine the fair value of the Company's investment securities at January 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP Investment—trading securities	$958,000	$958,000
Total	$958,000	$958,000	$—	$—

(6)    Capital Stock

        As of January 31, 2009 and 2008, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2009 and January 31, 2008, 9,299,000 shares and, 8,846,000 were issued and outstanding, respectively.

        During fiscal year 2009, there were 129,000 options exercised, 56,000 shares retired and 22,000 shares of restricted stock became vested under the 2006 equity incentive plan. In addition, 358,000 were issued for the acquisition of Elliott Laboratories, Inc. During fiscal year 2008, there were 123,000 options exercised, 5,000 shares retired and 11,000 shares of restricted stock became vested under the 2006 equity incentive plan.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(6)    Capital Stock (Continued)

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

(7)    Commitments

        The Company leases certain of its operating facilities under operating leases which principally expire at various dates through fiscal year 2019. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rental expense from continuing operations was $3,723,000 and $2,993,000 for the years ended January 31, 2009 and 2008, respectively.

        At January 31, 2009, minimum rental payment obligations under operating leases were as follows:

2010	$3,201,000
2011	$2,312,000
2012	$1,598,000
2013	$1,358,000
2014	$748,000
Thereafter	$2,369,000

$11,586,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(8)    Intangible Assets

        As of January 31, 2009 and January 31, 2008, the Company had the following acquired intangible assets:

	January 31, 2009				January 31, 2008
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Covenants not to compete	$879,000	$358,000	$521,000	3-10 years	$849,000	$225,000	$624,000	3-10 years
Customer relationships	8,596,000	876,000	7,720,000	3-15 years	6,012,000	178,000	5,834,000	3-15 years
Acreditations and certifications	20,000	5,000	15,000	5 years	20,000	1,000	19,000	5 years

Total	$9,495,000	$1,239,000	$8,256,000		$6,881,000	$404,000	$6,477,000

Intangible assets not subject to amortization:
Goodwill			$12,070,000				$10,471,000
Trademarks and tradenames			400,000				200,000

Total			$12,470,000				$10,671,000

        Amortization expense for intangible assets subject to amortization was $835,000 and $245,000 for the twelve months ended January 31, 2009 and 2008, respectively. The aggregate amortization for the next five years is estimated to be $878,000, $840,000, $754,000, $669,000 and $639,000 for fiscal years 2010 through 2014, respectively.

(9)    Accrued Expenses

        A summary of accrued expenses at January 31 is as follows:

	2009	2008
Compensation and employee benefits	$5,023,000	$4,329,000
Other	2,915,000	1,528,000

Total accrued expenses	$7,938,000	$5,857,000

(10)    Contingencies

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

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2009

(11)    Quarterly Financial Data (Unaudited)

	Three months ended,
2009	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$26,560,000	$30,625,000	$32,391,000	$30,344,000
Gross profit	6,752,000	8,770,000	9,225,000	7,334,000
Income from continuing operations	735,000	1,019,000	1,008,000	216,000
Income from discontinued operations	(7,000)	111,000	167,000	391,000
Basic earnings per common share
Income from continuing operations	0.08	0.11	0.11	0.02
Income from discontinued operations	—	0.01	0.02	0.04

Net income	0.08	0.12	0.13	0.07

Diluted earnings per common share
Income from continuing operations	0.08	0.11	0.10	0.02
Income from discontinued operations	—	0.01	0.02	0.04

Net income	0.08	0.12	0.12	0.06

Weighted average common shares outstanding	8,868,000	9,118,000	9,280,000	9,299,000
Dilutive effect of stock options	581,000	465,000	417,000	296,000
Weighted average common shares outstanding, assuming dilution	9,449,000	9,583,000	9,697,000	9,595,000

	Three months ended,
2008	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$24,250,000	$25,384,000	$25,745,000	$25,478,000
Gross profit	6,045,000	7,191,000	6,831,000	6,156,000
Income from continuing operations	512,000	749,000	700,000	651,000
Income from discontinued operations	79,000	21,000	(68,000)	(29,000)
Basic earnings per common share
Income from continuing operations	0.06	0.09	0.08	0.07
Income from discontinued operations	0.01	0.00	(0.01)	—

Net income	0.07	0.09	0.07	0.07

Diluted earnings per common share
Income from continuing operations	0.05	0.08	0.07	0.07
Income from discontinued operations	0.01	0.00	(0.01)	—

Net income	0.06	0.08	0.07	0.07

Weighted average common shares outstanding	8,744,000	8,779,000	8,822,000	8,834,000
Dilutive effect of stock options	578,000	664,000	711,000	695,000
Weighted average common shares outstanding, assuming dilution	9,322,000	9,443,000	9,533,000	9,529,000

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

Management's Annual Report on Internal Control over Financial Reporting

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated

Framework. Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of January 31, 2009.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Management's report was not subject to attestation by the Company's registered public accounting firm.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 8, 2009 are incorporated herein by reference.

  Executive Officers of the Company

Name	Age	Position
Douglas Briskie	45	Vice President, Corporate Development. He has been associated with the Company since 1987.
Aaron Cohen	72	Senior Vice President and Vice Chairman of the Board. He has been associated with the Company since 1961.
Jack Lin	76	Chairman of the Board of the Company. He has been associated with the Company since 1961.
Raffy Lorentzian	53	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary. He has been associated with the Company since 1997.
Cynthia Maher	50	Corporate Counsel, Human Resources Director and Assistant Corporate Secretary. She has been associated with the Company since 2005.
William McGinnis	50	President and Chief Executive Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	46	Vice President, Chief Operating Officer. He has been associated with the Company since 1997.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 8, 2009 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 8, 2009 are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The section entitled "Certain Relationships and Related Party Transactions" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 8, 2009 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information under the heading "Audit Fees and All Other Fees" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 8, 2009 is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A.	Consolidated Financial Statements and Schedules.
Financial statements required by Item 15 are included in Item 8 above.
Financial Statements:
Consolidated Balance Sheets—January 31, 2009 and 2008
Consolidated Statements of Income—Years ended January 31, 2009 and 2008
Consolidated Statements of Shareholders' Equity—Years ended January 31, 2009 and 2008
Consolidated Statements of Cash Flows—Years ended January 31, 2009 and 2008
Notes to Consolidated Financial Statements

Schedule
Schedule Supporting Financial Statements:
	Valuation and Qualifying Accounts and Reserves	II
B.	Exhibits.

2.1	Asset Purchase Agreement, dated as of January 23, 2004, by and among National Technical Systems, Inc., NTS Technical Systems, Robert Wakefield, Randolph Fairfield, Calvin Milam, E&C Holdings, Inc., Peterson Builders, Inc., and DTI Holdings LLC. (filed January 30, 2004 and is incorporated herein by reference thereto).
2.2	Pro forma financial information related to the acquisition of DTI Holdings LLC. (filed with the Company's 8-K/A on March 22, 2004 and is incorporated herein by reference thereto).
2.3	Interests Purchase Agreement dated December 5, 2007 among NTS Technical Systems, the 2007 Richard W. Mouser Revocable Trust, the Richard W. Mouser Revocable Trust, the Debra S. Mouser Revocable Trust, Richard W. Mouser and Debra S. Mouser (filed with the Company's 8-K on December 11, 2007 and is incorporated herein by reference thereto).
2.4	Pro forma financial information related to the acquisition of United States Test Laboratory, LLC (USTL) (filed with the Company's 8-K/A on February 20, 2008 and is incorporated herein by reference thereto).

3.1	Articles of Incorporation of National Technical Systems, Inc., a California corporation, as amended to date. (filed with the Company's Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).
3.2	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on May 29, 1996 and as amended by amendment number one thereto, adopted on June 25, 1999. (filed with the Company's Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).
3.3	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on December 14, 2004. (filed on September 13, 2006 and is incorporated herein by reference thereto).
10.1	Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).
10.2	Amendment to the Company's 1994 Stock Option Plan (filed as Proposal No. 3 to the Company's Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).
10.3	Form of the Company's 2002 Stock Option Plan (filed as Proposal 2 to the Company's Proxy Statement for Annual Meeting of June 28, 2002, and is incorporated herein by reference thereto).
10.4	Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (filed on September 12, 2002 and is incorporated herein by reference thereto).
10.5	Amendment number two to revolving credit agreement between the Company and Comerica Bank effective November 25, 2002 (filed on December 13, 2002 and is incorporated herein by reference thereto).
10.6	Amendment number three to revolving credit agreement between the Company and Comerica Bank effective July 21, 2003 (filed on September 11, 2003 and is incorporated herein by reference thereto).
10.7	Amendment number four to revolving credit agreement between the Company and Comerica Bank effective July 30, 2004 (filed on December 15, 2004 and is incorporated herein by reference thereto).
10.8	Employment agreement between the Company and Dr. Jack Lin dated April 28, 2005 (filed on May 3, 2005 and is incorporated herein by reference thereto).
10.9	Amendment number five to revolving credit agreement between the Company and Comerica Bank effective July 1, 2005 (filed on September 14, 2005 and is incorporated herein by reference thereto).
10.10	Amendment number six to revolving credit agreement between the Company and Comerica Bank effective March 29, 2006 (filed on March 30, 2006 and is incorporated herein by reference thereto).
10.11	Amendment number seven to revolving credit agreement between the Company and Comerica Bank effective September 21, 2006 (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.12	National Technical Systems, Inc. 2006 Long-Term Incentive Plan (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.13	National Technical Systems, Inc. 2006 Supplemental Executive Retirement Plan (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.14	Amendment number eight to revolving credit agreement between the Company and Comerica Bank effective September 26, 2007 (filed on December 13, 2007 and is incorporated herein by reference thereto).

10.15	Amendment number nine to Revolving Credit Agreement dated December 5, 2007 among the registrant, certain subsidiaries of the registrant, Comerica Bank and First Bank (filed on December 11, 2007 and is incorporated herein by reference thereto).
10.16	Amendment number ten to Revolving Credit Agreement dated June 5, 2008 among the registrant, certain subsidiaries of the registrant, Comerica Bank and First Bank (filed on September 15, 2008 and is incorporated herein by reference thereto).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of NQA, Inc. Independent Auditors and Report of Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.
April 30, 2009	By	/s/ WILLIAM MCGINNIS William McGinnis, Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JACK LIN Jack Lin, Chairman of the Board	/s/ AARON COHEN Aaron Cohen, Senior Vice President and Vice Chairman of the Board
/s/ WILLIAM MCGINNIS William McGinnis, Chief Executive Officer (Principal Executive Officer)	/s/ RAFFY LORENTZIAN Raffy Lorentzian, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT I. LIN Robert I. Lin, Director	/s/ JOHN GIBBONS John Gibbons, Director
/s/ DAN YATES Dan Yates, Director	/s/ DONALD J. TRINGALI Donald J. Tringali, Director
/s/ NORMAN S. WOLFE Norman S. Wolfe, Director	/s/ JOHN S. FOSTER John S. Foster, Director

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2009 and 2008

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Description	Balance at beginning of period	Additions— charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended January 31, 2009
2009	$907,000	$672,000	$(305,000)	$1,274,000
2008	$691,000	$336,000	$(120,000)	$907,000