Form 10-Q
period 2009-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2009-06-15
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________________ to ________________

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
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232,405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐

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
YES ☐ NO ☒

The number of shares of common stock, no par value, outstanding as of June 10, 2009 was 9,298,872.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At April 30, 2009	At January 31, 2009
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,371,000	$9,364,000
Investments	1,178,000	958,000
Accounts receivable, less allowance for doubtful accounts of $1,443,000 at April 30, 2009 and $1,274,000 at January 31, 2009	23,371,000	23,973,000
Income taxes receivable	135,000	137,000
Inventories, net	3,581,000	3,473,000
Deferred income taxes	4,096,000	3,983,000
Prepaid expenses	1,632,000	1,462,000

Total current assets	42,364,000	43,350,000
Property, plant and equipment, at cost	105,445,000	104,031,000
Less: accumulated depreciation	(67,279,000)	(65,709,000)

Net property, plant and equipment	38,166,000	38,322,000
Goodwill	12,070,000	12,070,000
Intangible assets, net	8,445,000	8,656,000
Other assets	4,152,000	4,124,000

TOTAL ASSETS	$105,197,000	$106,522,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,479,000	$6,731,000
Accrued expenses	8,203,000	7,938,000
Income taxes payable	512,000	1,088,000
Deferred income	1,857,000	975,000
Current installments of long-term debt	3,278,000	3,239,000

Total current liabilities	19,329,000	19,971,000
Long-term debt, excluding current installments	32,804,000	33,913,000
Deferred income taxes	7,940,000	7,958,000
Deferred compensation	918,000	1,012,000
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,299,000 as of April 30, 2009 and 9,299,000 as of January 31, 2009	16,485,000	16,421,000
Retained earnings	27,480,000	26,940,000
Accumulated other comprehensive (loss) income	(125,000)	(110,000)

Total shareholders’ equity	43,840,000	43,251,000
Noncontrolling interests	366,000	417,000

Total equity	44,206,000	43,668,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,197,000	$106,522,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for Three Months Ended April 30, 2009 and 2008

	2009	2008

Net revenues	$28,692,000	$26,560,000
Cost of sales	21,286,000	19,808,000

Gross profit	7,406,000	6,752,000

Selling, general and administrative expense	6,093,000	5,173,000
Equity loss from non-consolidated subsidiary	31,000	32,000

Operating income	1,282,000	1,547,000
Other income (expense):
Interest expense, net	(396,000)	(523,000)
Other (expense) income, net	(69,000)	201,000

Total other expense, net	(465,000)	(322,000)

Income before income taxes and noncontrolling interests	817,000	1,225,000
Income taxes	328,000	495,000

Income before noncontrolling interests	489,000	730,000
Loss attributable to noncontrolling interests	51,000	5,000

Income from continuing operations	540,000	735,000

Loss from discontinued operations, net of tax	—	(7,000)

Net income	$540,000	$728,000

Basic earnings per common share
Income from continuing operations	$0.06	$0.08
Income from discontinued operations	—	—

Net income	$0.06	$0.08

Diluted earnings per common share
Income from continuing operations	$0.06	$0.08
Income from discontinued operations	—	—

Net income	$0.06	$0.08

Weighted average common shares outstanding	9,299,000	8,868,000
Dilutive effect of stock options and nonvested shares	152,000	581,000

Weighted average common shares outstanding, assuming dilution	9,451,000	9,449,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended April 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$540,000	$728,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,781,000	1,701,000
Write-offs (recoveries), net	169,000	(140,000)
Gain on investments	(44,000)	—
Life insurance premium	12,000	—
Undistributed earnings of affiliate	(51,000)	(5,000)
Deferred income taxes	(131,000)	(217,000)
Tax benefit from stock option exercises	—	53,000
Share based compensation	64,000	70,000
Gain on sale of securities	—	(195,000)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	433,000	(302,000)
Inventories	(108,000)	(546,000)
Prepaid expenses	(170,000)	(426,000)
Other assets and intangibles	10,000	(91,000)
Accounts payable	(1,252,000)	(952,000)
Accrued expenses	265,000	192,000
Income taxes payable	(576,000)	126,000
Deferred income	882,000	1,178,000
Deferred compensation	(94,000)	(29,000)
Income taxes receivable	2,000	327,000

Net cash provided by operating activities	1,732,000	1,472,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,414,000)	(875,000)
Investment in life insurance	(50,000)	(35,000)
Proceeds from sale of securities	—	195,000
Acquisitions of businesses, net of cash acquired	—	(419,000)
Investment in retirement funds	(176,000)	(189,000)

Net cash used in investing activities	(1,640,000)	(1,323,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	—	250,000
Repayments of current and long-term debt	(1,070,000)	(481,000)
Proceeds from stock options exercised	—	82,000

Net cash used in financing activities	(1,070,000)	(149,000)

Effect of exchange rate changes on cash	(15,000)	13,000

Net (decrease) increase in cash	(993,000)	13,000
Beginning cash balance	9,364,000	2,863,000

ENDING CASH BALANCE	$8,371,000	$2,876,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (“NTS” or the “Company”) and its majority-owned or otherwise controlled subsidiaries. Minority interests have been re-captioned to noncontrolling interests and have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. These statements should not be construed as representing pro rata results of the Company’s fiscal year ending January 31, 2010 and should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2009.

The statements presented as of April 30, 2009 and for the three months ended April 30, 2009 and 2008 are unaudited. In management’s opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

The Company is now reporting as one segment as a result of the sale of the information technology services, which was previously included in the Technical Solutions segment. The remaining business is more closely related to engineering services and has been merged with and into Engineering & Evaluation. Our chief operating decision maker now evaluates results and allocates resources as a single reporting entity. Accordingly, in accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all periods presented are reported as one entity.

Certain amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

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

Accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities. During the three months ended April 30, 2009, total comprehensive income was $525,000 which includes foreign currency translation loss of $15,000. During the three months ended April 30, 2008, total comprehensive income was $602,000 which inludes a foreign currency translation gain of $13,000, unrealized loss on marketable securities of $13,000 and realized gains on the sale of marketable securities of $126,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to NICEIC Group Limited (“NICEIC, Ltd.”) (formerly NQA, Ltd.). Profits and losses are allocated 50.1% to NTS, and 49.9% to NICEIC, Ltd.

6.	Earnings Per Share

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

7.	Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” There have been no indications of any impairment through April 30, 2009.

As of April 30, 2009 and January 31, 2009, the Company had the following acquired intangible assets:

	April 30, 2009				January 31, 2009

	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenants not to compete	$879,000	$390,000	$489,000	3-10 years	$879,000	$358,000	$521,000	3-10 years
Customer relationships	8,596,000	1,054,000	7,542,000	3-15 years	8,596,000	876,000	7,720,000	3-15 years

Acreditations and certifications	20,000	6,000	14,000	5 years	20,000	5,000	15,000	5 years

Total	$9,495,000	$1,450,000	$8,045,000		$9,495,000	$1,239,000	$8,256,000

Intangible assets not subject to amortization:

Goodwill			$12,070,000				$12,070,000
Trademarks and tradenames			400,000				400,000

Total			$12,470,000				$12,470,000

8.	Employee Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of April 30, 2009 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value

Outstanding at January 31, 2009	1,330,386	$3.59	3.29	$4,771,000

Granted	—	—
Exercised	—	—
Canceled or expired	(50,625)	4.93

Outstanding at April 30, 2009	1,279,761	$3.53	3.15	$4,521,000

Exercisable at April 30, 2009	1,243,761	$3.50	3.06	$4,350,000

For the three months ended April 30, 2009 and 2008, potentially dilutive securities representing approximately 630,187 and 30,417 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

Compensation expense related to stock options was $9,000 and $32,000 for the three months ended April 30, 2009 and 2008, respectively. As of April 30, 2009, there was $18,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of nine months.

The Company’s non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $55,000 for the three months ended April 30, 2009. As of April 30, 2009, 133,732 non-vested shares were outstanding at a weighted average grant date value of $5.68. As of April 30, 2009, there was $760,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 48 months.

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

Level 3

Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following inputs were used to determine the fair value of the Company’s investment securities at April 30, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)

SERP Investment	$1,178,000	$1,178,000	—	—

Total	$1,178,000	$1,178,000	$—	$—

9.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption of SFAS 160 primarily affected disclosure requirements and did not impact the Company’s financial position or operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. SFAS 141(R) is effective for the Company for transactions consummated during annual periods beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results from operations.

In April 2009 the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). The Company will adopt FSP 107-1 during the quarter ended July 31, 2009. FSP 107-1 requires additional disclosures about the Company’s financial instruments in interim financials and therefore the Company does not anticipate the adoption of FSP 107-1 will have a material impact on its financial position or results from operations.

10.	Acquisitions

Acquisition of Elliott Laboratories, Inc.

On June 6, 2008, the Company acquired Elliott Laboratories, Inc., a leading San Francisco Bay Area electromagnetic compatibility (EMC), product safety and wireless regulatory testing laboratory with two full-service facilities. The total purchase price consideration through April 30, 2009 was $7,327,000, of which $3,600,000 was paid in cash at closing and $1,974,000 was paid in Company stock. $1,000,000 in cash and stock was held back and is payable 18 months after closing. An additional $75,000 in cash was paid subsequently for working capital adjustment and $61,000 was paid in common stock. Total acquisition costs as of April 30, 2009 were $617,000. The $1,974,000 and $61,000 paid in Company stock consisted of 346,853 shares and 10,790 shares of common stock, respectively, calculated at the average closing price of Company stock during a period prior to the acquisition close date. In addition, the Company agreed to pay to the sellers up to a maximum of $1,275,000 in earn-out consideration, payable in Company stock, contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the transaction. This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed. The aggregate purchase price is comprised of the following:

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

United States Test Laboratory, LLC

On December 5, 2007, the Company acquired the assets and the existing business of United States Test Laboratory, LLC (“USTL”). The purchase price paid for USTL at closing was $12,500,000 cash. The Company has agreed to pay a maximum of $1,800,000 in earn-out consideration, plus interest, in cash on the second anniversary of the date of closing of the acquisition if the company achieves a certain level of revenue. This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed.

11.	Subsequent Event

On May 11, 2009, the Company’s Board of Directors declared a special cash dividend of $.06 per common share payable on June 12, 2009 to shareholders of record on May 28, 2009.

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

          These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and the consolidated financial statements included elsewhere in this report.

     GENERAL

          The Company is an integrated engineering services organization that supplies technical services and solutions to a variety of industries including aerospace, defense, automotive, power products, electronics, computers and telecommunications. Through its wide range of testing facilities, solutions and certification services, the Company provides to its customers the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries.

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

          The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon operating results of the Company for the three-month periods ended April 30, 2009 and 2008.

RESULTS OF OPERATIONS

REVENUES

Three months ended April 30,	2009	% Change	2008

(Dollars in thousands)
Total revenues	$28,692	8.0%	$26,560

          For the three months ended April 30, 2009, consolidated revenues increased by $2,132,000 or 8.0% when compared to the same period in fiscal 2009, primarily due to additional revenues of approximately $1,648,000 from the Elliott Laboratories acquisition and an increase in revenues from the aerospace and defense markets, partially offset by a decrease in revenues in the automotive market.

GROSS PROFIT

Three months ended April 30,	2009	% Change	2008

(Dollars in thousands)

Total	$7,406	9.7%	$6,752

% to total revenues	25.8%		25.4%

          Total gross profit for the three months ended April 30, 2009 increased by $654,000 or 9.7% when compared to the same period in fiscal 2009. This was primarily due to additional gross profit from the aerospace and defense markets and the Elliott

Laboratories acquisition.

SELLING, GENERAL & ADMINISTRATIVE

Three months ended April 30,	2009	% Change	2008

(Dollars in thousands)

Total	$6,093	17.8%	$5,173

% to total revenues	21.2%		19.5%

          Total selling, general and administrative expenses increased $920,000 or 17.8% for the three months ended April 30, 2009 when compared to the same period in fiscal 2009. This was primarily due to higher bad debt expense recorded in the current quarter as compared to a decrease in bad debt expense for the same period in the prior year. The increase in bad debt expense was due to the increase in uncollectible accounts due to the weak economy. Selling, general and administrative expenses also increased due to software costs related to the development of a new Enterprise Resource Planning (ERP) system, higher legal fees, additional amortization expense related to the Elliott Labs acquisition and higher compensation and sales and marketing costs associated with the increased revenues and the development of the engineering services group.

OPERATING INCOME

Three months ended April 30,	2009	% Change	2008

(Dollars in thousands)

Total	$1,282	(17.1)%	$1,547

% to total revenues	4.5%		5.8%

          Operating income for the three months ended April 30, 2009 decreased by $265,000 or 17.1% when compared to the same period in fiscal 2009, primarily as a result of the increase in selling, general and administrative expenses, partially offset by the increase in gross profit.

INTEREST EXPENSE

          Net interest expense decreased by $127,000 to $396,000 in the three months ended April 30, 2009 when compared to the same period in the prior year, primarily due to lower interest rates in the current quarter.

OTHER EXPENSE

          Other expense was $69,000 for the three months ended April 30, 2009, compared to other income of $201,000 for the same period in the prior year. The expense in the current quarter was primarily due to environmental testing expenses. Other income in the prior year included gains from securities sold.

INCOME TAXES

          The income tax provision rate for the three months ended April 30, 2009 was 40.1% compared to the 40.4% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. It is the Company’s intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

          Net income for the three months ended April 30, 2009 was $540,000 compared to $728,000 for the same period in fiscal 2009, a decrease of $188,000 or 25.8%. This decrease was primarily due to the lower operating income, partially offset by lower interest expense and lower income taxes.

OFF BALANCE SHEET ARRANGEMENTS

          None.

BUSINESS ENVIRONMENT

          The defense and aerospace markets generate approximately 53% of the Company’s overall revenues. The U.S. commercial airline industry projects an increase from 19,000 aircraft in 2007 to 35,000 aircraft in 2027, an annual growth rate of 4.4%. In addition, 82% of the world fleet will consist of new airplanes. NTS anticipates the demand for testing aerospace components and systems will remain strong. NTS also anticipates the demand for engineering services will increase significantly as new large and regional commercial aircraft and business aircraft are being designed and built. The defense budget projected for 2009 reflects a decrease of 9% overall. However, R&D spending, the funding relevant to NTS, is projected to increase by 4%. NTS anticipates an increase in demand for engineering and test work specifically in munitions and ordnance as well as component and system qualification and acceptance testing. The Company continues to enhance its capabilities and capacity to support this activity in its laboratories. Recently there has been increased competition from government laboratories particularly related to body Armor testing. To date NTS has not experienced a slow down in the body armor test business related to this activity. However, unless mitigated, NTS could be impacted negatively on future military related contracts.

          The trend in the telecommunications market appears to be stable in the short term and is expected to grow in the future. Carriers are delivering voice, video and data using fiber networks. New means of delivery may increase the demand for certification of suppliers’ premises equipment, and certification of new central office equipment. The Company expects an increase in demand for its services as carriers upgrade their packet-based Voice Over Internet Protocol (VOIP) devices. The Company is currently evaluating the overall compliance requirements for the deployment of broadband wireless products and how best to position NTS to service the anticipated growth of this technology. The Company anticipates a sustaining market in the telecom business and the acquisition of Elliott Laboratories has provided additional capacity and capability to grow in this market.

          The computer and electronics markets have been sluggish because the demand for consumer products has been declining due to the current challenging economic conditions in the U.S. and Japan. The Company’s growth in these markets will depend on its ability to capture additional market share and/or expand geographically. Currently, NTS is developing compliance and interoperabiltiy testing for emerging technologies; Multimedia over Coax Cable (MoCA), USB 3.0 and Wireless USB, “ZigBee” smart energy. The Company believes demand will increase for certification of “ZigBee” platforms and “ZigBee” Alliance-recognized products and the Company has developed a smart energy test harness to perform the testing and certification. The Company believes these compliance activities will have applicability in both U.S. and international markets.

          NTS is building an engineering business to support the anticipated increase in demand for integrated engineering services in the aerospace and defense markets as a result of continued outsourcing activity. The Company’s initial aerospace focus will be developing capability and capacity to support large and regional commercial transport aircraft and business aircraft. The initial defense focus will be developing capability and capacity around weapons systems. We also anticipate a growing demand for engineering services for military aircraft, general aviation, space craft and unmanned vehicles. NTS plans to develop capability and capacity to support these activities once we establish a stronger overall engineering support service.

          The power market, particularly the dedication and certification work the Company provides, has been declining recently particularly from the international community. However, The Company believes there is a positive outlook for this market as the government and industry search for alternative energy solutions.

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

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities of $1,732,000 in the three months ended April 30, 2009 primarily consisted of net income of $540,000 adjusted for non-cash items of $1,781,000 in depreciation and amortization, write off of receivables of $169,000, share-based compensation of $64,000 and life insurance premium of $12,000, partially offset by changes in working capital of $608,000, deferred income taxes $131,000, undistributed earnings of affiliate of $51,000 and gain on investments of $44,000. Net cash provided by operating activities of $1,472,000 in the three months ended April 30, 2008 primarily consisted of net income of $728,000 adjusted for non-cash items of $1,701,000 in depreciation and amortization, share-based compensation of $70,000, partially offset by changes in working capital of $523,000 and other non-cash items of $504,000.

          Net cash used in investing activities in the three months ended April 30, 2009 of $1,640,000 was primarily attributable to capital spending of $1,414,000, investment in retirement funds of $176,000 and investment in life insurance of $50,000. Net cash used for investing activities in the three months ended April 30, 2008 of $1,323,000 was primarily attributable to capital spending of $875,000, cash used to acquire businesses of $419,000, investment in retirement funds of $189,000 and investment in life insurance of $35,000, partially offset by net proceeds from sale of securities of $195,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures.

          Net cash used in financing activities in the three months ended April 30, 2009 of $1,070,000 consisted of repayment of debt of $1,070,000. Net cash used in financing activities in the three months ended April 30, 2008 of $149,000 consisted primarily of repayment of debt of $481,000, partially offset by proceeds from borrowings of $250,000 and proceeds from stock options exercised of $82,000.

          On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the “Amendment”). This agreement matures on December 1, 2012. The amendment included:

(a) $16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at April 30, 2009 was $11,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $5,000,000 as of April 30, 2009.

(b) $9,000,000 in Term Loan A which was used to consolidate previous term loans. The outstanding balance on Term Loan A at April 30, 2009 was $6,934,000. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period.

(c) $12,650,000 in Term Loan B which was used to acquire USTL on December 5, 2007. The outstanding balance on Term Loan B at April 30, 2009 was $11,769,000. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.

          On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000. Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks. The outstanding balance on Term Loan C at April 30, 2009 was $4,825,000. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period. This agreement matures on May 30, 2013.

          The Company has an additional $650,000 in equipment line balances which was used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was in compliance with all of the covenants with its banks at April 30, 2009.

          The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $404,000 at April 30, 2009, for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

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

          There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission on April 30, 2009.

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

Changes in Internal Controls Over Financial Reporting

          As required by Rule 13a-15(d) under the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting. Based on that evaluation, there has been no such change during the Company’s first fiscal quarter.

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

There have been no material changes in the Company’s risk factors since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 filed with the Securities and Exchange Commission on April 30, 2009.

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date:	June 15, 2009	By:	/s/ Raffy Lorentzian

Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)