Form 10-Q
period 2009-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2009-09-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

or

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
YES  ☐  NO  ☒

The number of shares of common stock, no par value, outstanding as of September 8, 2009 was 9,312,417.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	July 31,	January 31,
	2009	2009
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,925,000	$9,364,000
Investments	1,456,000	958,000
Accounts receivable, less allowance for doubtful accounts of $1,550,000 at July 31, 2009 and $1,274,000 at January 31, 2009	23,524,000	23,973,000
Income taxes receivable	11,000	137,000
Inventories, net	3,999,000	3,473,000
Deferred income taxes	4,110,000	3,983,000
Prepaid expenses	1,526,000	1,462,000
Total current assets	40,551,000	43,350,000

Property, plant and equipment, at cost	107,201,000	104,031,000
Less: accumulated depreciation	(68,859,000)	(65,709,000)
Net property, plant and equipment	38,342,000	38,322,000

Goodwill	12,229,000	12,070,000
Intangible assets, net	8,216,000	8,656,000
Other assets	4,164,000	4,124,000

TOTAL ASSETS	$103,502,000	$106,522,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,027,000	$6,731,000
Accrued expenses	7,788,000	7,938,000
Income taxes payable	138,000	1,088,000
Deferred income	1,869,000	975,000
Current installments of long-term debt	3,366,000	3,239,000
Total current liabilities	18,188,000	19,971,000

Long-term debt, excluding current installments	31,810,000	33,913,000
Deferred income taxes	7,914,000	7,958,000
Deferred compensation	965,000	1,012,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,310,000 as of July 31, 2009 and 9,299,000 as of January 31, 2009	16,498,000	16,421,000
Retained earnings	27,774,000	26,940,000
Accumulated other comprehensive (loss) income	(92,000)	(110,000)
Total shareholders' equity	44,180,000	43,251,000
Noncontrolling interests	445,000	417,000
Total equity	44,625,000	43,668,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$103,502,000	$106,522,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for Six Months Ended July 31, 2009 and 2008

	2009	2008

Net revenues	$57,428,000	$57,185,000
Cost of sales	41,886,000	41,663,000
Gross profit	15,542,000	15,522,000

Selling, general and administrative expense	12,533,000	11,635,000
Equity income from non-consolidated subsidiary	35,000	4,000
Operating income	2,974,000	3,883,000
Other income (expense):
Interest expense, net	(723,000)	(1,098,000)
Other income, net	135,000	235,000
Total other expense, net	(588,000)	(863,000)

Income before income taxes and noncontrolling interests	2,386,000	3,020,000
Income taxes	966,000	1,239,000

Income before noncontrolling interests	1,420,000	1,781,000
Income attributable to noncontrolling interests	(28,000)	(27,000)

Income from continuing operations	1,392,000	1,754,000

Income from discontinued operations, net of tax	-	104,000

Net income	$1,392,000	$1,858,000

Basic earnings per common share
Income from continuing operations	$0.15	$0.20
Income from discontinued operations	-	0.01
Net income	$0.15	$0.21

Diluted earnings per common share
Income from continuing operations	$0.15	$0.18
Income from discontinued operations	-	0.01
Net income	$0.15	$0.19

Weighted average common shares outstanding	9,301,000	8,993,000
Dilutive effect of stock options and nonvested shares	285,000	522,000
Weighted average common shares outstanding, assuming dilution	9,586,000	9,515,000

Cash dividends per common share	$0.06	$0.02
See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for Three Months Ended July 31, 2009 and 2008

	2009	2008

Net revenues	$28,736,000	$30,625,000
Cost of sales	20,600,000	21,855,000
Gross profit	8,136,000	8,770,000

Selling, general and administrative expense	6,440,000	6,462,000
Equity loss (income) from non-consolidated subsidiary	4,000	(28,000)
Operating income	1,692,000	2,336,000
Other income (expense):
Interest expense, net	(327,000)	(575,000)
Other income, net	204,000	34,000
Total other expense, net	(123,000)	(541,000)

Income before income taxes and noncontrolling interests	1,569,000	1,795,000
Income taxes	638,000	744,000

Income before noncontrolling interests	931,000	1,051,000
Income attributable to noncontrolling interests	(79,000)	(32,000)

Income from continuing operations	852,000	1,019,000

Income from discontinued operations, net of tax	-	111,000

Net income	$852,000	$1,130,000

Basic earnings per common share
Income from continuing operations	$0.09	$0.11
Income from discontinued operations	-	0.01
Net income	$0.09	$0.12

Diluted earnings per common share
Income from continuing operations	$0.09	$0.11
Income from discontinued operations	-	0.01
Net income	$0.09	$0.12

Weighted average common shares outstanding	9,303,000	9,118,000
Dilutive effect of stock options and nonvested shares	303,000	465,000
Weighted average common shares outstanding, assuming dilution	9,606,000	9,583,000

Dividend per common share
Cash	$0.06	$0.02

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,392,000	$1,858,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,597,000	3,599,000
Write-offs (recoveries), net	276,000	(680,000)
Loss on retirement of assets	8,000	-
Gain on investments	(160,000)	-
Life insurance premium	37,000	-
Undistributed earnings of affiliate	28,000	27,000
Deferred income taxes	(171,000)	(403,000)
Tax benefit from stock option exercises	-	55,000
Share based compensation	135,000	139,000
Gain on sale of securities	-	(195,000)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	173,000	(1,475,000)
Inventories	(526,000)	(497,000)
Prepaid expenses	(64,000)	(598,000)
Other assets and intangibles	54,000	96,000
Accounts payable	(1,704,000)	(564,000)
Accrued expenses	(150,000)	141,000
Income taxes payable	(950,000)	327,000
Deferred income	894,000	936,000
Deferred compensation	(47,000)	7,000
Income taxes receivable	126,000	698,000
Net cash provided by operating activities	2,948,000	3,471,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,185,000)	(3,892,000)
Investment in life insurance	(118,000)	(94,000)
Proceeds from sale of securities	-	195,000
Acquisitions of businesses, net of cash acquired	(159,000)	(4,478,000)
Investment in retirement funds	(351,000)	(348,000)
Net cash used in investing activities	(3,813,000)	(8,617,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	2,328,000	8,650,000
Repayments of current and long-term debt	(4,304,000)	(3,149,000)
Cash dividends paid	(558,000)	-
Proceeds from stock options exercised	-	220,000
Common stock repurchase	(58,000)	-
Net cash provided (used) by financing activities	(2,592,000)	5,721,000
Effect of exchange rate changes on cash	18,000	6,000

Net (decrease) increase in cash	(3,439,000)	581,000
Beginning cash balance	9,364,000	2,863,000

ENDING CASH BALANCE	$5,925,000	$3,444,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited  Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (“NTS” or the “Company”) and its majority-owned or otherwise controlled subsidiaries. Minority interests have been re-captioned to noncontrolling interests and have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets.  These statements should not be construed as representing pro rata results of the Company’s fiscal year ending January 31, 2010 and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2009.

The statements presented as of July 31, 2009 and for the three and six months ended July 31, 2009 and 2008 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

Accumulated other comprehensive income (loss) on the Company’s  Consolidated Balance Sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities.  During the six months ended July 31, 2009, total comprehensive income was $1,400,000 which includes foreign currency translation gain of $18,000.  During the six months ended July 31, 2008, total comprehensive income was $1,725,000 which is composed of a foreign currency translation gain of $6,000, unrealized loss on marketable securities of $13,000 and realized gains on the sale of marketable securities of $126,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Index

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to NICEIC Group Limited (“NICEIC, Ltd.”) (formerly NQA, Ltd.).  Profits and losses are allocated 50.1% to NTS, and 49.9% to NICEIC Ltd.

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

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  There have been no indications of any impairment through July 31, 2009.

As of July 31, 2009  and January 31, 2009, the Company had the following acquired intangible assets:

	July 31, 2009				January 31, 2009
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$879,000	$425,000	$454,000	3-10 years	$879,000	$358,000	$521,000	3-10 years
Customer relationships	8,596,000	1,247,000	7,349,000	3-15 years	8,596,000	876,000	7,720,000	3-15 years
Acreditations and certifications	20,000	7,000	13,000	5 years	20,000	5,000	15,000	5 years
Total	$9,495,000	$1,679,000	$7,816,000		$9,495,000	$1,239,000	$8,256,000

Intangible assets not subject to amortization:

Goodwill			$12,229,000				$12,070,000
Trademarks and tradenames			400,000				400,000
Total			$12,629,000				$12,470,000

Goodwill increased by $159,000 due to earn-out  payment related to the acquisition of International Management Systems, Inc. (IMS) on April 21, 2008.

8.	Employee Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of July 31, 2009 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,330,386	$3.59	3.29	$4,771,000
Granted	-	-
Exercised	-	-
Canceled or expired	(109,688)	4.23
Outstanding at July 31, 2009	1,220,698	$3.53	2.95	$1,227,000
Exercisable at July 31, 2009	1,188,698	$3.49	2.86	$1,227,000

Index

For the three months ended July 31, 2009 and 2008, potentially dilutive securities representing approximately 593,062 and 30,417 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

Compensation expense related to stock options was $17,000 and $58,000 for the six months ended July 31, 2009 and 2008, respectively. As of July 31, 2009, there was $10,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of six months.

The Company’s non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $117,000 for the six months ended July 31, 2009.  As of July 31, 2009, 192,900 non-vested shares were outstanding at a weighted average grant date value of $4.54. As of July 31, 2009, there was $876,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 48 months.

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

The following inputs were used to determine the fair value of the Company’s investment securities at July 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$1,456,000	$1,456,000	$-	$-

Total	$1,456,000	$1,456,000	$-	$-

9.	Recent Accounting Pronouncements

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

Index

In April 2009 the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires additional disclosures about the Company’s financial instruments in interim financials.  The adoption of FSP 107-1 did not have a material impact on the Company’s financial position or results from operations.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is effective for interim and annual periods ending after June 15, 2009. SFAS 165 provides guidance on management’s assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position or results from operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance, and will not impact the Company’s financial position or results from operations.

10.	Acquisitions

Acquisition of Elliott Laboratories, Inc.

On June 6, 2008, the Company acquired Elliott Laboratories, Inc., a leading San Francisco Bay Area electromagnetic compatibility (EMC), product safety and wireless regulatory testing laboratory with two full-service facilities. The total purchase price consideration through July 31, 2009 was $7,327,000, of which $3,600,000 was paid in cash at closing and $1,974,000 was paid in Company stock. $1,000,000 in cash and stock was held back and is payable 18 months after closing. An additional $75,000 in cash was paid subsequently for working capital adjustment and $61,000 was paid in common stock. Total acquisition costs as of July 31, 2009 were $617,000. The $1,974,000 and $61,000 paid in Company stock consisted of 346,853 shares and 10,790 shares of common stock, respectively, calculated at the average closing price of Company stock during a period prior to the acquisition close date. In addition, the Company agreed to pay to the sellers up to a maximum of $1,275,000 in earn-out consideration, payable in Company stock, contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the transaction.  This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed.

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

Index

11.	Subsequent Events

The Company has completed an evaluation of all subsequent events through September 14, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

Index

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

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto.  All information is based upon operating results of the Company for the three and six-month periods ended July 31, 2009 and 2008.

RESULTS OF OPERATIONS
REVENUES
Six months ended July 31,	2009	% Change	2008
(Dollars in thousands)
Total revenues	$57,428	0.4%	$57,185

For the six months ended July 31, 2009, consolidated revenues increased by $243,000 or 0.4% when compared to the same period in fiscal 2009, primarily due to additional revenues of approximately $2,145,000 from the Elliott Laboratories acquisition and an increase in revenues from the defense market, partially offset by a decrease in revenues in the power products, telecommunications, automotive markets and managed services.

GROSS PROFIT
Six months ended July 31,	2009	% Change	2008
(Dollars in thousands)

Total	$15,542	0.1%	$15,522
% to total revenues	27.1%		27.1%

Total gross profit for the six months ended July 31, 2009 increased by $20,000 or 0.1% when compared to the same period in fiscal 2009.  This was primarily due to additional gross profit from the defense market and the Elliott acquisition, partially offset by a decrease in revenues in the power products, telecommunications, automotive markets and managed services.

Index

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,	2009	% Change	2008
(Dollars in thousands)

Total	$12,533	7.7%	$11,635
% to total revenues	21.8%		20.3%

Total selling, general and administrative expenses increased $898,000 or 7.7% for the six months ended July 31, 2009 when compared to the same period in fiscal 2009.   This was primarily due to higher compensation and sales and marketing costs associated with the development of the engineering services group and higher bad debt expense recorded in the first quarter of the current year resulting from the increase in uncollectible accounts resulting from the weak economy.  Selling, general and administrative expenses also increased due to software costs related to the development of a new Enterprise Resource Planning (ERP) system, additional accounting costs related to Sarbanes-Oxley Section 404 compliance preparation fees and additional amortization expense related to the Elliott Labs acquisition.

OPERATING INCOME
Six months ended July 31,	2009	% Change	2008
(Dollars in thousands)

Total	$2,974	(23.4)%	$3,883
% to total revenues	5.2%		6.8%

Operating income for the six months ended July 31, 2009 decreased by $909,000 or 23.4% when compared to the same period in fiscal 2009, primarily as a result of the increase in selling, general and administrative expenses.

INTEREST EXPENSE

Net interest expense decreased by $375,000 to $723,000 in the six months ended July 31, 2009 when compared to the same period in the prior year, primarily due to lower interest rates in the current year.

OTHER INCOME

Other income was $135,000 for the six months ended July 31, 2009, compared to other income of $235,000 for the same period in the prior year. The income in the current year was primarily due to a gain on investments, partially offset by environmental testing expenses.  Other income in the prior year included gains from securities sold.

INCOME TAXES

The income tax provision rate for the six months ended July 31, 2009 was 40.5% compared to the 41.0% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities.  It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

Net income for the six months ended July 31, 2009 was $1,392,000 compared to $1,858,000 for the same period in fiscal 2009, a decrease of $466,000 or 25.1%. This decrease was primarily due to the lower operating income, partially offset by lower interest expense and lower income taxes.

REVENUES
Three months ended July 31,	2009	% Change	2008
(Dollars in thousands)
Total revenues	$28,736	(6.2)%	$30,625

Index

For the three months ended July 31, 2009, consolidated revenues decreased by $1,889,000 or 6.2% when compared to the same period in fiscal 2009, primarily due to a decrease in revenues due to weakness in the power products, telecommunications and automotive markets and a decrease in managed services revenues, partially offset by an increase in revenue from large defense related contracts won during the current period.

GROSS PROFIT
Three months ended July 31,	2009	% Change	2008
(Dollars in thousands)

Total	$8,136	(7.2)%	$8,770
% to total revenues	28.3%		28.6%

Total gross profit for the three months ended July 31, 2009 decreased by $634,000 or 7.2% when compared to the same period in fiscal 2009.  This was primarily due to a decrease in gross profit resulting from weakness in the power products, telecommunications and automotive markets and a decrease in managed services gross profit, partially offset by an increase in gross profit from large defense related contracts won during the current period.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,	2009	% Change	2008
(Dollars in thousands)

Total	$6,440	(0.3)%	$6,462
% to total revenues	22.4%		21.1%

Total selling, general and administrative expenses decreased by $22,000 or 0.3% for the three months ended July 31, 2009 when compared to the same period in fiscal 2009.  This was primarily due to a decrease in bad debt expense and a decrease in incentive related expenses in the current quarter, partially offset by higher compensation and sales and marketing costs associated with the development of the engineering services group, increase in software costs and additional accounting costs related to Sarbanes-Oxley Section 404 compliance preparation fees.

OPERATING INCOME
Three months ended July 31,	2009	% Change	2008
(Dollars in thousands)

Total	$1,692	(27.6)%	$2,336
% to total revenues	5.9%		7.6%

Operating income for the three months ended July 31, 2009 decreased by $644,000 or 27.6% when compared to the same period in fiscal 2009, primarily as a result of the decrease in gross profit.

INTEREST EXPENSE

Net interest expense decreased by $248,000 to $327,000 in the three months ended July 31, 2009 when compared to the same period in the prior year, primarily due to lower interest rates and lower average debt balance in the current quarter.

OTHER INCOME

Other income was $204,000 for the three months ended July 31, 2009, compared to other income of $34,000 for the same period in the prior year.  Other income in the current quarter includes a gain on investments.

Index

INCOME TAXES

The income tax provision rate for the three months ended July 31, 2009 was 40.7% compared to the 41.4% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities.  It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

NET INCOME

Net income for the three months ended July 31, 2009 was $852,000 compared to $1,130,000 for the same period in fiscal 2009, a decrease of $278,000 or 24.6%. This decrease was primarily due to the lower operating income, partially offset by lower interest expense and lower income taxes.

OFF BALANCE SHEET ARRANGEMENTS

None.

BUSINESS ENVIRONMENT

The defense and aerospace markets generate approximately 59% of the Company’s overall revenues. The U.S. commercial airline industry projects an increase from 19,000 aircraft in 2007 to 35,000 aircraft in 2027, an annual growth rate of 4.4%. In addition, 82% of the world fleet will consist of new airplanes.  NTS anticipates the demand for testing aerospace components and systems will remain stable. NTS also anticipates the demand for engineering services will increase significantly as new large and regional commercial aircraft and business aircraft are being designed and built.  The defense budget projected for 2009 reflects a decrease of 9% overall. However, R&D spending, the funding relevant to NTS, is projected to increase by 4%. NTS anticipates an increase in demand for engineering and test work specifically in munitions and ordnance as well as component and system qualification and acceptance testing.  The Company continues to enhance its capabilities and capacity to support this activity in its laboratories. Recently there has been increased competition from government laboratories, particularly related to body armor testing. To date, NTS has not experienced a slow down in its body armor test business.  However, NTS could be impacted negatively on future related military contracts.

The trend in the telecommunications market appears to be declining.  Carriers are delivering voice, video and data using fiber networks. New means of delivery may increase the demand for certification of suppliers’ premises equipment, and certification of new central office equipment. The Company anticipates a sustaining market in the telecom business and the acquisition of Elliott Laboratories has provided additional capacity and capability to grow in this market.

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

The power market, particularly the dedication and certification work the Company provides to the international community has been declining recently.  However, The Company believes there is a positive outlook for this market as the government and industry search for alternative energy solutions.

The automotive industry has been declining and it is projected to continue to decline. The Company has experienced a decrease in both revenues and earnings as a result of this decline in demand.

Notwithstanding the foregoing, and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $2,948,000 in the six months ended July 31, 2009 primarily consisted of net income of $1,392,000 adjusted for non-cash items of $3,597,000 in depreciation and amortization, write off of receivables of $276,000, share-based compensation of $135,000, life insurance premium of $37,000, undistributed earnings of affiliate of $28,000 and loss on retirement of assets of 8,000, offset by changes in working capital of $2,194,000, deferred income taxes $171,000 and gain on investments of $160,000.  Net cash provided by operating activities of $3,471,000 in the six months ended July 31, 2008 primarily consisted of net income of $1,858,000 adjusted for non-cash items of $3,599,000 in depreciation and amortization, share based compensation of $139,000, tax benefit from stock option exercises of $55,000, undistributed earnings of affiliate of $27,000, offset by changes in working capital of $929,000, recoveries of receivables of $680,000, deferred income taxes of $403,000 and gain on sale of securities of $195,000.

Net cash used in investing activities in the three months ended July 31, 2009 of $3,813,000 was primarily attributable to capital spending of $3,185,000, investment in retirement funds of $351,000, acquisitions of businesses, net of cash acquired of $159,000 and investment in life insurance of $118,000. Cash used for investing activities in the six months ended July 31, 2008 of $8,617,000 was primarily attributable to capital spending of $3,892,000, cash used to acquire businesses of $4,478,000, investment in retirement funds of $348,000 and investment in life insurance of $94,000, partially offset by net proceeds from sale of securities of $195,000.  Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures.

Net cash used in financing activities in the three months ended July 31, 2009 of $2,592,000 consisted of repayment of debt of $4,304,000, cash dividends paid of $558,000 and common stock repurchase of $58,000, partially offset by proceeds from borrowing of $2,328,000.  Net cash provided by financing activities in the six months ended July 31, 2008 of $5,721,000 consisted primarily of proceeds from current and long-term debt of $8,650,000 and proceeds from stock options exercised of $220,000, partially offset by repayments of current and long term debt of $3,149,000.

On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the "Amendment"). This agreement matures on December 1, 2012. The amendment included:
(a) $16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at July 31, 2009 was $13,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $3,000,000 as of July 31, 2009.
(b) $9,000,000 in Term Loan A which was used to consolidate previous term loans. The outstanding balance on Term Loan A at July 31, 2009 was $6,612,000.  The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period.
(c) $12,650,000 in Term Loan B which was used to acquire USTL on December 5, 2007. The outstanding balance on Term Loan B at July 31, 2009 was $9,041,000. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.

On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000.  Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks.  The outstanding balance on Term Loan C at July 31, 2009 was $4,825,000.  The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period. This agreement matures on May 30, 2013.

The Company has an additional $877,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%.     The Company was in compliance with all of the covenants with its banks at July 31, 2009.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $322,000 at July 31, 2009, for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

Index

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

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, filed with the Securities and Exchange Commission on July 31, 2009.

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

Index

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

Item 1A	Risk Factors

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

At the Company’s Annual Meeting of shareholders held on July 8, 2009, three nominees of the Board of Directors were elected directors for three year terms as Class I Directors expiring on the date of the annual meeting in 2012. The votes were as follows:

	For	Withheld
John Gibbons	6,287,848	1,007,474
William McGinnis	5,480,031	1,815,291
Donald Tringali	6,269,894	1,025,428

The shareholders of the Company voted to ratify Ernst & Young LLP as auditors for the year ending January 31, 2010. The results of the vote of the shareholders were as follows:

	For	Against	Abstain
Ratify Ernst & Young LLP as auditors for the year ending January 31, 2010	6,619,026	175,181	501,115

Item 5.	Other Information

None.

Item 6.	Exhibits

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.

Date: September 14, 2009	By: /s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)