Form 10-Q
period 2009-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2009-12-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

or

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
YES  ☐  NO  ☒

The number of shares of common stock, no par value, outstanding as of December 8, 2009 was 9,370,015.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	October 31,	January 31,
	2009	2009
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,683,000	$9,364,000
Investments	1,684,000	958,000
Accounts receivable, less allowance for doubtful accounts of $1,496,000 at October 31, 2009 and $1,274,000 at January 31, 2009	27,140,000	23,973,000
Income taxes receivable	12,000	137,000
Inventories, net	3,672,000	3,473,000
Deferred income taxes	4,099,000	3,983,000
Prepaid expenses	1,360,000	1,462,000
Total current assets	44,650,000	43,350,000

Property, plant and equipment, at cost	108,776,000	104,031,000
Less: accumulated depreciation	(70,451,000)	(65,709,000)
Net property, plant and equipment	38,325,000	38,322,000

Goodwill	12,229,000	12,070,000
Intangible assets, net	7,994,000	8,656,000
Other assets	4,155,000	4,124,000

TOTAL ASSETS	$107,353,000	$106,522,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,608,000	$6,731,000
Accrued expenses	9,820,000	7,938,000
Income taxes payable	444,000	1,088,000
Deferred income	1,748,000	975,000
Current installments of long-term debt	3,606,000	3,239,000
Total current liabilities	21,226,000	19,971,000

Long-term debt, excluding current installments	31,228,000	33,913,000
Deferred income taxes	7,893,000	7,958,000
Deferred compensation	1,026,000	1,012,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,334,000 as of October 31, 2009 and 9,299,000 as of January 31, 2009	16,638,000	16,421,000
Retained earnings	28,891,000	26,940,000
Accumulated other comprehensive (loss) income	(63,000)	(110,000)
Total shareholders' equity	45,466,000	43,251,000
Noncontrolling interests	514,000	417,000
Total equity	45,980,000	43,668,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$107,353,000	$106,522,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for Nine Months Ended October 31, 2009 and 2008

	2009	2008

Net revenues	$90,229,000	$89,576,000
Cost of sales	65,357,000	64,829,000
Gross profit	24,872,000	24,747,000

Selling, general and administrative expense	19,546,000	18,318,000
Equity loss (income) from non-consolidated subsidiary	51,000	(7,000)
Operating income	5,275,000	6,436,000
Other income (expense):
Interest expense, net	(1,020,000)	(1,671,000)
Other income, net	156,000	51,000
Total other expense, net	(864,000)	(1,620,000)

Income before income taxes and noncontrolling interests	4,411,000	4,816,000
Income taxes	1,796,000	2,004,000

Income before noncontrolling interests	2,615,000	2,812,000
Net income attributable to noncontrolling interests	(98,000)	(50,000)

Income from continuing operations	2,517,000	2,762,000

Income from discontinued operations, net of tax	-	271,000

Net income	$2,517,000	$3,033,000

Basic earnings per common share
Income from continuing operations	$0.27	$0.30
Income from discontinued operations	-	0.03
Net income	$0.27	$0.33

Diluted earnings per common share
Income from continuing operations	$0.26	$0.29
Income from discontinued operations	-	0.03
Net income	$0.26	$0.32

Weighted average common shares outstanding	9,307,000	9,086,000
Dilutive effect of stock options and nonvested shares	387,000	480,000
Weighted average common shares outstanding, assuming dilution	9,694,000	9,566,000

Cash dividends per common share	$0.06	$0.02

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for Three Months Ended October 31, 2009 and 2008

	2009	2008

Net revenues	$32,801,000	$32,391,000
Cost of sales	23,471,000	23,166,000
Gross profit	9,330,000	9,225,000

Selling, general and administrative expense	7,013,000	6,683,000
Equity loss (income) from non-consolidated subsidiary	16,000	(11,000)
Operating income	2,301,000	2,553,000
Other income (expense):
Interest expense, net	(297,000)	(573,000)
Other income (expense), net	21,000	(184,000)
Total other expense, net	(276,000)	(757,000)

Income before income taxes and noncontrolling interests	2,025,000	1,796,000
Income taxes	830,000	765,000

Income before noncontrolling interests	1,195,000	1,031,000
Net income attributable to noncontrolling interests	(70,000)	(23,000)

Income from continuing operations	1,125,000	1,008,000

Income from discontinued operations, net of tax	-	167,000

Net income	$1,125,000	$1,175,000

Basic earnings per common share
Income from continuing operations	$0.12	$0.11
Income from discontinued operations	-	0.02
Net income	$0.12	$0.13

Diluted earnings per common share
Income from continuing operations	$0.11	$0.11
Income from discontinued operations	-	0.02
Net income	$0.11	$0.13

Weighted average common shares outstanding	9,319,000	9,118,000
Dilutive effect of stock options and nonvested shares	581,000	465,000
Weighted average common shares outstanding,assuming dilution	9,900,000	9,583,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Nine Months Ended October 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,517,000	$3,033,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,411,000	5,333,000
Bad debt write-offs, net	222,000	149,000
Loss on retirement of assets	8,000	-
Gain on investments	(212,000)	-
Life insurance premium	49,000	-
Undistributed earnings of affiliate	97,000	50,000
Deferred income taxes	(181,000)	(596,000)
Tax benefit from stock option exercises	-	56,000
Share based compensation	229,000	220,000
Gain on sale of securities	-	(195,000)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(3,389,000)	(4,138,000)
Inventories	(199,000)	(2,727,000)
Prepaid expenses	102,000	(238,000)
Other assets and intangibles	117,000	140,000
Accounts payable	(1,123,000)	44,000
Accrued expenses	1,882,000	1,892,000
Income taxes payable	(644,000)	1,074,000
Deferred income	773,000	579,000
Deferred compensation	14,000	62,000
Income taxes receivable	125,000	-
Net cash provided by operating activities	5,798,000	4,738,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,760,000)	(5,391,000)
Investment in life insurance	(184,000)	(36,000)
Proceeds from sale of securities	-	195,000
Acquisitions of businesses, net of cash acquired	(159,000)	(4,720,000)
Investment in retirement funds	(527,000)	(428,000)
Net cash used in investing activities	(5,630,000)	(10,380,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	2,808,000	11,350,000
Repayments of current and long-term debt	(5,126,000)	(3,835,000)
Cash dividends paid	(566,000)	(186,000)
Proceeds from stock options exercised	46,000	222,000
Common stock repurchase	(58,000)	-
Net cash (used in) provided by financing activities	(2,896,000)	7,551,000
Effect of exchange rate changes on cash	47,000	13,000

Net (decrease) increase in cash	(2,681,000)	1,922,000
Beginning cash balance	9,364,000	2,863,000

ENDING CASH BALANCE	$6,683,000	$4,785,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited  Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (“NTS” or the “Company”) and its majority-owned or otherwise controlled subsidiaries. In accordance with authoritative guidance released by the Financial Accounting Standards Board (“FASB”) clarifying that a noncontrolling interest held by others in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section as a distinct item separate from the Company’s equity, minority interests have been re-captioned to noncontrolling interests and reported separately on the balance sheet. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets.  These statements should not be construed as representing pro rata results of the Company’s fiscal year ending January 31, 2010 and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2009.

The statements presented as of October 31, 2009 and for the three and nine months ended October 31, 2009 and 2008 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

The Company is now reporting as one segment as a result of the sale of the information technology services, which was previously included in the Technical Solutions segment. The remaining business is more closely related to engineering services and has been merged with and into Engineering & Evaluation. Our chief operating decision maker now evaluates results and allocates resources as a single reporting entity. Accordingly, all periods presented are reported as one segment.

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

Accumulated other comprehensive income (loss) on the Company’s  consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities.  During the nine months ended October 31, 2009, total comprehensive income was $2,564,000 which includes foreign currency translation gain of $47,000.  During the nine months ended October 31, 2008, total comprehensive income was $2,907,000 which includes foreign currency translation gain of $13,000, unrealized loss on marketable securities of $13,000 and realized gains on the sale of marketable securities of $126,000.

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

Index

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

7.	Intangible Assets

The following table summarizes the Company’s intangible assets:

As of October 31, 2009  and January 31, 2009, the Company had the following acquired intangible assets:

	October 31, 2009				January 31, 2009
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$879,000	$458,000	$421,000	3-10 years	$879,000	$358,000	$521,000	3-10 years
Customer relationships	8,596,000	1,435,000	7,161,000	3-15 years	8,596,000	876,000	7,720,000	3-15 years
Acreditations and certifications	20,000	8,000	12,000	5 years	20,000	5,000	15,000	5 years
Total	$9,495,000	$1,901,000	$7,594,000		$9,495,000	$1,239,000	$8,256,000

Intangible assets not subject to amortization:

Goodwill			$12,229,000				$12,070,000
Trademarks and tradenames			400,000				400,000
Total			$12,629,000				$12,470,000

8.	Employee Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of October 31, 2009 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,330,386	$3.59	3.29	$4,771,000
Granted	-	-
Exercised	(14,000)	3.25
Canceled or expired	(133,938)	4.26
Outstanding at October 31, 2009	1,182,448	$3.51	2.82	$2,527,000
Exercisable at October 31, 2009	1,150,448	$3.48	2.73	$2,499,000

For the three months ended October 31, 2009 and 2008, potentially dilutive securities representing approximately 24,000 and 407,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

Compensation expense related to stock options was $25,000 and $79,000 for the nine months ended October 31, 2009 and 2008, respectively. As of October 31, 2009, there was $3,000 of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a remaining period of three months.

The Company’s non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $203,000 for the

Index

nine months ended October 31, 2009.  As of October 31, 2009, 181,000 non-vested shares were outstanding at a weighted average grant date value of $4.38. As of October 31, 2009, there was $715,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 45 months.

The accounting standard for fair value establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following inputs were used to determine the fair value of the Company’s investment securities at October 31, 2009:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$1,684,000	$1,684,000	$-	$-

Total	$1,684,000	$1,684,000	$-	$-

9.           Recent Accounting Pronouncements

In December 2007, the FASB issued the FASB ASC topic 810 (formerly SFAS No. 160) related to noncontrolling interests which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption primarily affected disclosure requirements and did not impact the Company’s financial position or results from operations.

In December 2007, the FASB issued an update to FASB ASC topic 805 (formerly SFAS No. 141(R)) related to business combinations. New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed;  (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The adoption did not have a material impact on the Company’s financial position or results from operations.

Index

In April 2009 the FASB issued an update to ASC topic 825 (formerly SFAS No. 107-1) related to interim disclosures about fair value of financial instruments, which requires additional disclosures about the Company’s financial instruments in interim financials.  The adoption did not have a material impact on the Company’s financial position or results from operations.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an update to FASB ASC topic 855 (formerly SFAS No. 165) related to subsequent events, which provides guidance on management’s assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption did not have a material impact on the Company’s financial position or results from operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification  (the “Codification”) which was effective for the Company in the third quarter ended September 30, 2009. The Codification became the single authoritative source for U.S. GAAP. Accordingly, previous references to U.S. GAAP accounting standards are no longer used by the Company in its disclosures including these Notes to the condensed consolidated financial statements. The Codification will only impact references for accounting guidance, and does not impact the Company’s financial position or results from operations.

10.	Elliott Laboratories, Inc. Earn-Out Consideration

The acquisition of Elliott, Laboratories, Inc., on June 6, 2008, included an agreement to pay the sellers up to a maximum of $1,275,000 in earn-out consideration, payable in Company stock, contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the transaction.  This will be added to the purchase price and result in an increase to goodwill if and when the requirements are met and the contingency is removed.

11.	Subsequent Events

Fire at Fullerton facility

On November 5, 2009, there was a fire at the Company’s Fullerton facility. The fire damaged a building containing equipment related to mechanical testing.  The Company has property and business interruption insurance, and does not expect any material adverse financial impact from this event.

Acquisition of Unitek Technical Services, Inc.

On November 30, 2009, NQA, Inc., a 50% owned consolidated subsidiary of NTS, acquired Unitek Technical Services, Inc., formerly a Business Unit of Bureau Veritas, in an all-cash transaction. Unitek is a leading provider of supply chain management services headquartered in Centreville, VA. The purchase price paid at closing was $1.5 million in cash, plus $236,000 in Working Capital adjustment. The Company agreed to pay an additional maximum amount of $1,000,000 (“Earn Out”) if Unitek achieves a certain level of revenue at December 31, 2010.

United States Test Laboratory, LLC Earn-Out consideration

The acquisition of United States Test Laboratory, LLC (“USTL”) on December 5, 2007 included an agreement to pay the sellers up to a maximum of $1,800,000 in earn-out consideration, payable in cash, plus interest, contingent upon the achievement by USTL of certain targets over the 24 months immediately following the closing of the transaction. On December 5, 2009, the requirements related to this earn-out consideration were met, and the contingency was removed.  The payment is expected to be made within 90 days of December 5, 2009. The earn-out consideration will be added to the purchase price in the fourth quarter and will result in an increase to goodwill.

Subsequent events have been evaluated up to and including December 14, 2009, which is the date these financial statements were issued.

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

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto.  All information is based upon operating results of the Company for the three and nine-month periods ended October 31, 2009 and 2008.

RESULTS OF OPERATIONS
REVENUES
Nine months ended October 31,	2009	% Change	2008
(Dollars in thousands)
Total revenues	$90,229	0.7%	$89,576

For the nine months ended October 31, 2009, consolidated revenues increased by $653,000 or 0.7% when compared to the same period in fiscal 2009, primarily due to additional revenues of approximately $2,145,000 from the Elliott Laboratories acquisition and an increase in revenues from the defense and aerospace markets, partially offset by a decrease in revenues due to the completion of a major contract in the power products market and slowdown in business in managed services and the telecommunications and automotive markets.

GROSS PROFIT
Nine months ended October 31,	2009	% Change	2008
(Dollars in thousands)

Total	$24,872	0.5%	$24,747
% to total revenues	27.6%		27.6%

Total gross profit for the nine months ended October 31, 2009 increased by $125,000 or 0.5% when compared to the same period in fiscal 2009.  This was primarily due to additional gross profit from the defense and aerospace markets and the Elliott acquisition, partially offset by a decrease in gross profit in managed services and in the power products and telecommunications markets.

Index

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,	2009	% Change	2008
(Dollars in thousands)

Total	$19,546	6.7%	$18,318
% to total revenues	21.7%		20.4%

Total selling, general and administrative expenses increased $1,228,000 or 6.7% for the nine months ended October 31, 2009 when compared to the same period in fiscal 2009.   This was primarily due to higher compensation and sales and marketing costs associated with the development of the engineering services and additional expenses related to the development of a new Enterprise Resource Planning (ERP) system, additional accounting costs related to Sarbanes-Oxley Section 404 compliance preparation fees, additional legal fees and additional amortization expense related to the Elliott Labs acquisition.

OPERATING INCOME
Nine months ended October 31,	2009	% Change	2008
(Dollars in thousands)

Total	$5,275	(18.0)%	$6,436
% to total revenues	5.8%		7.2%

Operating income for the nine months ended October 31, 2009 decreased by $1,161,000 or 18.0% when compared to the same period in fiscal 2009, primarily as a result of the increase in selling, general and administrative expenses.

INTEREST EXPENSE

Net interest expense decreased by $651,000 to $1,020,000 in the nine months ended October 31, 2009 when compared to the same period in the prior year, primarily due to lower interest rates in the current year.

OTHER INCOME

Other income was $156,000 for the nine months ended October 31, 2009, compared to other income of $51,000 for the same period in the prior year. The income in the current year was primarily due to a gain on investments, partially offset by environmental testing expenses.

INCOME TAXES

The income tax provision rate for the nine months ended October 31, 2009 was 40.7% compared to the 41.6% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities.  It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the nine months ended October 31, 2009 was $2,517,000 compared to $2,762,000 for the same period in fiscal 2009, a decrease of $245,000 or 8.9%. This decrease was primarily due to the lower operating income, partially offset by lower interest expense and lower income taxes.

REVENUES
Three months ended October 31,	2009	% Change	2008
(Dollars in thousands)
Total revenues	$32,801	1.3%	$32,391

Index

For the three months ended October 31, 2009, consolidated revenues increased by $410,000 or 1.3% when compared to the same period in fiscal 2009, primarily due to an increase in revenues from the defense and aerospace markets, partially offset by a decrease in revenues due to the completion of a major contract in the power products market and slowdown in business in managed services and the telecommunications and automotive markets.

GROSS PROFIT
Three months ended October 31,	2009	% Change	2008
(Dollars in thousands)

Total	$9,330	1.1%	$9,225
% to total revenues	28.4%		28.5%

Total gross profit for the three months ended October 31, 2009 increased by $105,000 or 1.1% when compared to the same period in fiscal 2009.  This was primarily due to additional gross profit from the defense and aerospace markets, partially offset by a decrease in gross profit in managed services and in the power products and telecommunications markets.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,	2009	% Change	2008
(Dollars in thousands)

Total	$7,013	4.9%	$6,683
% to total revenues	21.4%		20.6%

Total selling, general and administrative expenses increased by $330,000 or 4.9% for the three months ended October 31, 2009 when compared to the same period in fiscal 2009.  This was primarily due to higher compensation and sales and marketing costs associated with the development of the engineering services and additional expenses related to the development of a new Enterprise Resource Planning (ERP) system, additional accounting costs related to Sarbanes-Oxley Section 404 compliance preparation fees and additional legal fees.

OPERATING INCOME
Three months ended October 31,	2009	% Change	2008
(Dollars in thousands)

Total	$2,301	(9.9)%	$2,553
% to total revenues	7.0%		7.9%

Operating income for the three months ended October 31, 2009 decreased by $252,000 or 9.9% when compared to the same period in fiscal 2009, primarily as a result of the increase in selling, general and administrative expenses, partially offset by the increase in gross profit.

INTEREST EXPENSE

Net interest expense decreased by $276,000 to $297,000 in the three months ended October 31, 2009 when compared to the same period in the prior year, primarily due to lower interest rates in the current quarter and lower average debt balances.

OTHER INCOME

Other income was $21,000 for the three months ended October 31, 2009, compared to other expense of $184,000 for the same period in the prior year.  Other income in the current quarter includes a gain on investments. Other expense in the prior year was primarily due to acquisition related expenses.

INCOME TAXES

Index

The income tax provision rate for the three months ended October 31, 2009 was 41.0% compared to the 42.6% income tax rate in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities.  It is the Company's intention to assess the need for a valuation account by evaluating the realizability of the deferred tax asset quarterly based upon projected future taxable income of the Company.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the three months ended October 31, 2009 was $1,125,000 compared to $1,008,000 for the same period in fiscal 2009, an increase of $117,000 or 11.6%. This increase was primarily due to the lower other expense, partially offset by lower operating income.

OFF BALANCE SHEET ARRANGEMENTS

None.

BUSINESS ENVIRONMENT

The defense and aerospace markets generate approximately 60% of the Company’s overall revenues. The U.S. commercial airline industry projects an increase from 19,000 aircraft in 2007 to 35,000 aircraft in 2027, an annual growth rate of 4.4%. In addition, 82% of the world fleet will consist of new airplanes.  NTS anticipates the demand for testing aerospace components and systems will remain stable. NTS also anticipates the demand for engineering services will increase significantly as new large and regional commercial aircraft and business aircraft are being designed and built.  NTS anticipates an increase in demand for engineering and test work specifically in munitions and ordnance as well as component and system qualification and acceptance testing.  The Company continues to enhance its capabilities and capacity to support this activity in its laboratories. Recently there has been increased competition from government laboratories, particularly related to body armor testing. To date, NTS has not experienced a slowdown in its body armor test business.  However, NTS could be impacted negatively on future related military contracts.

The trend in the telecommunications market  is declining nationwide. Carriers are delivering voice, video and data using fiber networks. New means of delivery may increase the demand for certification of suppliers’ premises equipment, and certification of new central office equipment. The Company anticipates a sustaining market in the telecom business and the acquisition of Elliott Laboratories has provided additional capacity and capability to grow in this market.

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $5,798,000 in the nine months ended October 31, 2009 primarily consisted of net income of $2,517,000 adjusted for non-cash items of $5,411,000 in depreciation and amortization, write off of receivables of $222,000, share-based compensation of $229,000, undistributed earnings of affiliate of $97,000, life insurance premium of $49,000,  and loss on retirement of assets of 8,000, offset by changes in working capital of $2,342,000, gain on investments of $212,000 and deferred income taxes of $181,000.  Net cash provided by operating activities of $4,738,000 in the nine months ended October 31, 2008 primarily consisted of net income of $3,033,000 adjusted for non-cash items of $5,333,000 in depreciation and amortization, share-based compensation of $220,000, partially offset by changes in working capital of $3,312,000, and other non-cash items of $536,000.

Net cash used in investing activities in the nine months ended October 31, 2009 of $5,630,000 was primarily attributable to capital spending of $4,760,000, investment in retirement funds of $527,000, investment in life insurance of $184,000 and acquisitions of businesses, net of cash acquired of $159,000. Cash used in investing activities in the nine months ended October 31, 2008 of $10,380,000 was primarily attributable to capital spending of $5,391,000, cash used to acquire businesses of $4,720,000, investment in retirement funds of $428,000 and investment in life insurance of $36,000, partially offset by net proceeds from sale of securities of $195,000.

Net cash used in financing activities in the nine months ended October 31, 2009 of $2,896,000 consisted of repayment of debt of $5,126,000, cash dividends paid of $566,000 and common stock repurchase of $58,000, partially offset by proceeds from borrowing of $2,808,000 and proceeds from stock options exercised of $46,000.  Net cash provided by financing activities in the nine months ended October 31, 2008 of $7,551,000 consisted primarily of proceeds from current and long-term debt of $11,350,000 and proceeds from stock options exercised of $222,000, partially offset by repayments of current and long-term debt of $3,835,000 and cash dividends paid of $186,000.

On December 5, 2007, the Company entered into an Amendment No. 9 to the Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40% (the "Amendment"). This agreement matures on December 1, 2012. The amendment included:
(a) $16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at October 31, 2009 was $13,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $3,000,000 as of October 31, 2009.
(b) $9,000,000 in Term Loan A which was used to consolidate previous term loans. The outstanding balance on Term Loan A at October 31, 2009 was $6,291,000.  The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period.
(c) $12,650,000 in Term Loan B which was used to acquire USTL on December 5, 2007. The outstanding balance on Term Loan B at October 31, 2009 was $8,883,000. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.

On June 5, 2008, the Company entered into Amendment No. 10 to the Revolving Credit Agreement to add Term Loan C in the amount of $6,000,000.  Proceeds from Term Loan C were used to finance the acquisition of Elliott Laboratories and pay off two existing mortgage notes with other banks.  The outstanding balance on Term Loan C at October 31, 2009 was $4,610,000.  The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period. This agreement matures on May 30, 2013.

The Company has an additional $1,240,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%.     The Company was in compliance with all of the covenants with its banks at October 31, 2009.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $311,000 at October 31, 2009, for the acquisitions of TRA Certification Inc. and International Management Systems, Inc. (IMS).

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

10.17 - National Technical Systems, Inc. 2006 Equity Incentive Plan.

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date: December 14, 2009	By: /s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)