Form 10-K
period 2010-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2010-04-30
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter—$31,502,000 (as of July 31, 2009).

         The number of shares of registrant's Common Stock outstanding on April 26, 2010 was 9,483,087.

Documents Incorporated by Reference

         Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders to be held on July 16, 2010, are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2010

        This report contains certain statements that may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "intend", "estimate", "continue", "behave" and similar words. Financial information contained herein, to the extent it is predictive of financial condition and results of operations that would have occurred on the basis of certain stated assumptions may also be characterized as forward-looking statements. Although forward-looking statements are based on assumptions made, and information believed by management to be reasonable, no assurance can be given that such statements will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Actual outcomes are dependent upon National Technical Systems, Inc.'s (NTS or the Company) successful performance of internal plans, NTS' ability to effectively integrate acquired companies, customer changes in short range and long range plans, competition in the Company's services areas and pricing, continued acceptance of new services, performance issues with key customers, and general economic risks and uncertainties.

NATIONAL TECHNICAL SYSTEMS, INC.

Annual Report (Form 10-K)

For Year Ended January 31, 2010

PART I

ITEM 1.    BUSINESS.

  General

        National Technical Systems, Inc. (NTS or the Company) is a leading provider of engineering and compliance testing services to the defense, aerospace, telecommunications, automotive, energy and high technology markets. NTS, utilizing its various testing facilities and technical resources, provides full life-cycle product integrity support, offering engineering, compliance, certification, quality registration and program management.

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

        The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, California 91302 (telephone: 818-591-0776).

  Description of Business

        The business of the Company is conducted by a number of operating units, each with its own organization. The management of each operating unit has responsibility for its operations and for achieving sales and profit goals. The executive staff sets the strategy and maintains overall supervision, coordination and financial control, and manages development of new services and acquisitions.

Overview

        NTS is one of the largest independent conformity assessment organizations in the U.S., with facilities throughout the country and at locations in Japan, Vietnam, Germany and Canada. NTS provides highly trained technical personnel for product evaluation, safety testing, certification and supply chain management to enable customers to sell their products in world markets. In addition, NTS performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allows the Company to have its test data accepted in most countries. The Company did not have any revenues from a single customer which represented in excess of 10% of total revenues.

Markets

        NTS serves customers primarily in the defense, aerospace, telecommunications, automotive, energy, consumer products and industrial products markets. Defense and aerospace markets combined accounted for approximately 64% of revenues for the year ended January 31, 2010.

        Defense.    NTS plays an active role in numerous U.S. defense related programs, performing a wide variety of defense technology research, development, test, and evaluation (RDT&E) services for the Department of Defense (DOD), military, government and commercial industry. These services evaluate the weapons, ordnance, munitions, avionics, electronics, hydraulic and pneumatic controls, engines and communication systems that make up the elements of today's modern battlefield. The testing platforms include fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command, control and communication systems and missiles and weapons systems. Testing includes associated system and component level tests of structures, hardware, electronics, personal protective equipment, armor, weapons and ammunition.

        NTS has facilities that are specially constructed to store, handle, and test ordnance, munitions and hazardous materials. Routine testing includes live fire, function, environmental, dynamics, safety, MIL-STD-901 shipboard shock, insensitive munitions (IM), hazard classification, transportation and packaging safety. These tests are done for prototype, developmental, qualification and production/lot acceptance testing (LAT). Multiple NTS facilities around the country provide 200 v/m up to 40 GHz EMI/EMC testing of electronic and communications equipment. Custom designed NTS data acquisition systems are capable of collecting data at speeds of 2,000,000 data points per second and digital photography capability of over 160,000 color photos per second.

        NTS' defense group is expanding to include energetic and prototype engineering services, including 2D and 3D CAD modeling; technical data package (TDP) development and modification; finite element analysis (FEA), projectile design and analysis; interior and exterior ballistics analysis, and design and development of custom test hardware and fixturing. Other services include support of, and procurement and delivery of precision metal parts and explosive loading of prototype hardware. Additional defense services include design, development, fabrication, and fielding of specialized high speed instrumentation and diagnostics for energetics and hazardous materials and ordnance testing. This includes custom sensor suite design, fabrication and deployment, often through specialized test facility design.

        Aerospace.    NTS offers integrated life cycle product services to the aerospace market. These services include engineering, testing and supply chain management. From concept development and design, through detail design, certification, production and in-service life, NTS provides support throughout the full life cycle of the aerospace product. These integrated services fill the capability gaps that have developed in the aerospace supply chains after years of large scale integration, outsourcing and globalization.

        Testing Services include a range of capabilities for structures and airborne equipment. For structures, NTS has extensive testing capability and expertise in large component static and fatigue, full scale airframe static and fatigue, sonic fatigue, vibration, modal, ground vibration, high pressure/high flow air and fluid compatibility. Airborne equipment testing spans the full range of RTCA DO-160 requirements, including static and dynamic, electromagnetic effects (EME, EMI, EMC), electrostatic discharge (ESD), environmental, material and system compatibility, high intensity radiated field (HIRF), indirect lightning effects and highly accelerated life testing/stress screening (HALT/HASS).

        NTS' engineering services consist of design and analysis of aerospace structures, systems, components and detailed parts as part of customers' design teams or as a fixed-price work package. In all cases, NTS' work product belongs to the customer who retains approval authority and certification responsibility. Specific capabilities include engineering program management, managed engineering services (on-site management of customer engineering teams), design engineering, analysis, test engineering, test system engineering, failure forensics and expert witnessing.

        Supply chain management services span a wide range of development, oversight, and certification/accreditation activities including product inspection, production monitoring and expediting, test witnessing and support, corrective action follow-up, supplier surveillance, sub-tier supplier management, new supplier surveys, systems evaluations and audits (including special processes), development of quality assurance protocols, supplier development and improvement, quality management system audit, certification and registration.

        The Company's initial aerospace market sector focus for offering integrated life cycle product services is in the large commercial transport and general aviation segments. Once established, NTS intends to expand its capabilities to broaden its offerings into other sectors—regional transports, rotorcraft, spacecraft, military fighters and transports and unmanned aerial vehicles.

        Telecommunications.    NTS provides certification and evaluation of a broad array of telecommunications equipment and systems for manufacturers of central office equipment and the carriers. NTS' services are performed in accordance with the network equipment building systems specifications (NEBS) and fiber optics general requirements (GRs) as required by the telecommunications industry. NTS is also an independent test laboratory certified and recognized by most carriers, which allows manufacturers to use NTS as a market channel for products tested at original equipment manufacturers' (OEM) facilities that are being developed for use in the regional bell operating companies' (RBOCs) central offices. The Company has been approved as an independent test laboratory (ITL) by the carriers to test and certify central office equipment developed by manufacturers to the NEBS specifications. The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Calgary, Canada and Germany. The Company has been approved as an exclusive ITL to offer Internet TV Setup Box and in home CPE certification of telecom products based on multimedia over coax (MoCA) certification. The Company is the exclusive certifications provider for Sirius/XM Radio Ready program. NTS is also a smart grid test compliance provider covering the deployment of "in-home" smart metering.

        Automotive.    NTS supports the commercial and military vehicle industries with testing, including dynamometer operations on power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems, pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components. NTS performs testing to support requirements in emerging markets of pure electric vehicles and electrical hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules. It also performs highly accelerated life tests (HALT) and highly accelerated stress screen (HASS). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted in the U.S. and internationally.

        Energy.    NTS provides certification and evaluation services to nuclear utilities and suppliers worldwide. NTS offers a full range of products, engineering and testing services under our NUPIC and NIAC audited 10CFR50, Appendix B Quality Program. These services include seismic, environmental, EMI/RFI, radiation, equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and nuclear steam accident simulations such as loss of cooling accident (LOCA) and high expansion line breaks (HELB). Seismic and vibration simulation tests conducted on our single axis, dependent biaxial systems, or independent tri-axial and electro-mechanical shaker tables are used for a variety of customer products.

        Our engineering capabilities and services include field support, training, obsolescence evaluations, alternative product selection, finite element analysis, reliability simulation, data acquisition and firmware software validation and verification. NTS is active in industry task groups that influence the latest dedication guidelines. NTS engineers and technicians involved in the dedication process meet ANSI N45.2.6 Level II Inspectors guidelines. NTS is actively involved with many vendors in the qualification of parts and components for the next generation of nuclear power plant designs.

        Consumer Products.    NTS provides certification and evaluation of a broad array of consumer products normally procured for personal use in a residence, school and recreation or otherwise. This typically includes computer equipment, peripherals, printers and USB enabled devices. These products are subjected to a wide range of electromagnetic compatibility, safety, reliability, usability and interoperability tests to assure reliable and effective use. Dramatic population growth and income gains in regions such as Asia, Latin America and Africa, coupled with urbanization and global macroeconomic shifts are growing the market space to which manufacturers are seeking to sell. NTS offers regulatory approval and testing services for these products, offering a "one-stop-shop" service to their customers. This ensures a shorter time to market for NTS customers.

        Industrial Products.    NTS provides certification and evaluation of a broad array of industrial products normally procured for light and heavy industrial applications. This covers a wide range of industries from shipbuilding to semiconductor manufacturing equipment, automation, robotics and materials handling devices. Various types of commercial grade electronic, hydraulic and pneumatic systems are subjected to electrical, environmental and safety testing to ensure safe and reliable use. Special combined mechanical and environmental testing processes such as highly accelerated life testing (HALT) are used to accelerate the effects of aging and wear to allow manufacturers to produce a more reliable product. Once this has been accomplished, similar highly accelerated stress screening (HASS) testing can be used to ensure consistent quality on the production line. NTS offers a complete turnkey testing service for Industrial products including electromagnetic compatibility, electrical safety, mechanical, environmental, HALT, HASS and customer driven requirements.

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

Geographic Locations

        In the U.S., NTS' facilities are located in: Acton and Boxborough, Massachusetts; Tinton Falls, New Jersey; Rustburg and Centreville, Virginia; Camden, Arkansas; Detroit, Michigan; Plano, Texas; Tempe, Arizona; Littleton, Colorado; Los Angeles, Fullerton, Culver City, Dana Point, Santa Clarita, Fremont, Sunnyvale and Ventura, California; Albuquerque, New Mexico; Elkhart and Indianapolis, Indiana; Wichita, Kansas; and internationally, in Yokohama, Japan; Ho Chi Minh, Vietnam; Calgary, Canada; and Munich, Germany.

Business Strategy

        NTS is a diversified services company that supplies a wide range of testing, engineering and related services to approximately 4,000 customers in a variety of industries, including aerospace and defense, automotive, electronics, energy, computers, telecommunications, and medical and consumer electronics. Utilizing its various testing facilities, certification services, and engineering capabilities, NTS assists its customers in selling their products in world markets.

        The Company provides technical engineering services, operating one of the largest independent test, engineering, support, conformity assessments, and quality management system registration organizations in the United States. The Company provides high technology services for product certification, product safety testing, and product evaluation. Manufacturers often outsource their evaluation testing in order to reduce costs, avoid large capital expenditures, save time and remain competitive. Due to regulations requiring third party certification, manufacturers use third party certifiers to position their products for sale in world markets.

        NTS is accredited by numerous national and international technical organizations; as a result, its test data is accepted in most countries. The Company operates 18 testing locations in North America, as well as locations in Japan, Vietnam and Germany. NTS is a market-driven organization differentiated from its competition through its extensive capabilities, high level of customer service and global access.

        Over the last few years, NTS restructured its executive leadership team and initiated a new growth strategy to provide significant focus on corporate development activities within the mid to longer term time horizon, while continuing to drive efficiencies and market penetration within the shorter term fiscal planning time horizon. The result of this new growth strategy has been to accelerate growth in the Company's core testing business and expand the Company into high-value adjacent services, such as engineering services, while simultaneously reducing focus on staffing and lower value operations.

        NTS' strategies for continued growth include (1) increasing market share through superior service that distinguishes it from its competition; (2) investing in human resources and physical assets to strengthen existing capabilities, (3) adding new, innovative service offerings to the Company's repertoire, (4) expanding NTS' reach across the globe; and (5) implementing a sophisticated, deliberate process to seek, evaluate and acquire companies that can add significant value upon being integrated into NTS. These strategies derive from a set of principles and core values that lay the foundation for excellence, growth and value creation for shareholders, employees, customers and society.

        Core values behind our business strategy:

        NTS' success ultimately comes from enduring value-added customer relationships, which are the result of best practices and outstanding customer service delivered by a motivated and prepared work force. To guide us, we ascribe to a set of core values that represent the soul of our company. These core values, and how they relate to our business strategy, are discussed below.

        Organizational Integrity—We inspire trust by saying what we mean, matching our behaviors to our words and taking responsibility for our actions. We value honest and respectful interactions. We value a culture of emotional and social support.

        Respect for the Individual—We value diversity and appreciate the contributions of every employee. We seek to foster a trusting, open and inclusive environment. We value initiative, compassion, self-confidence, understanding, adaptability, responsibility and ethical behavior.

        Quality Customer Service—Our Customers deserve the highest level of quality customer service. We form long-term relationships by being highly responsive and providing innovative problem solving. We want to understand our Customers' changing needs and consistently deliver value by providing outstanding service that builds their confidence, loyalty and respect.

        Stewardship—"Obligations to Stakeholders"—We meet our commitments and obligations to key stakeholders—stockholders, employees, customers. It is our responsibility to properly utilize and develop our resources—people, property and financial assets. We recognize that maximizing profits is essential for growth, prosperity, opportunity, job satisfaction and job security. We are the stewards of our shareholders' investment and we take that responsibility seriously.

        Embrace and Drive Change—Part of being in a growing and thriving company is continuous process improvement and change. We are continuously evolving and expanding our services to meet the demands of the changing marketplace.

        One Enterprise—By embracing the uniqueness of each NTS organization, we leverage the power of relationships and collaboration to deliver exceptional service, exceptional capabilities and convenient access to our customers, wherever they do business. We strive for a cohesive team environment that fosters "dual citizenship" and participative decision making across the enterprise.

        The Best People Make the Best Teams—We seek to deliver our services through a motivated and prepared workforce. Attracting, developing and retaining the best talent for our business, demonstrating a "can-do" attitude and fostering a collaborative and mutually supportive team environment.

        Personal and Organizational Growth—We encourage employees to grow personally and professionally. It is important to challenge and stretch ourselves by continuously developing skills through learning and education. In the process of our growth, we are helping the company grow.

        Strategies to drive growth and excellence:

        To increase revenue, net income, earnings per share and EBITDA we focus on superior capability, outstanding customer service and operational excellence as an enterprise strategy.

        Three major initiatives in our business strategy relating to capabilities are:

  1.
  Innovating around new services and emerging technology markets. This strategy deals with taking new ideas and converting them into value for customers. Examples of recent innovative initiatives that have been successful are high intensity radiated frequency (HIRF) testing, solar loading testing and pyro shock testing for the aerospace market. Future innovation projects will include evaluating expansion into Asia, liquid hydrogen testing for space launch vehicles and thermal modeling, simulation and test (TMST), a certification program for the telecom industry to procure more energy efficient network equipment.

  2.
  Expanding our recently deployed engineering service offering. This strategy deals with expanding our test offering to include product design for compliance, test planning and test development. We are also expanding our offering to include supply chain management, which includes supplier auditors, source inspectors and quality system registration. We are targeting major OEM customers in the aerospace and defense markets for our services and we have opened up offices in Dana Point, California, Littleton, Colorado, Wichita, Kansas and Seattle, Washington to support this business. We also expect to add incremental test business from major OEMs as we develop this business. This strategy requires a meaningful financial investment. However, we believe the future return will justify the investment. Currently, we are performing this service for several government military bases in the defense industry and have identified the interest of several aircraft manufacturers.

  3.
  Acquiring engineering service and test organizations. This strategy deals with acquiring test labs and engineering service organizations to increase capacity and/or capability. We have made several acquisitions over the last three years and have been successful in integrating all acquisitions and retaining the technical staff and leadership to help us grow and expand each acquisition. Looking ahead, we expect to aggressively pursue competitive test labs that have an interest in being acquired as well as acquiring boutique engineering organizations that have the talent we need to service major customers. This activity does require a meaningful capital structure, however, our success in integrating previous acquisitions has provided strong financial returns.

        Two major initiatives in our business strategy to deploy outstanding customer service are:

  1.
  Access—This strategy deals with the concept of "easy to do business with." Access is more than a geographical location. Even though we currently have 18 locations situated geographically so our customers have local access to our services, it means giving customers the ability to interact with NTS where, when and how they want and provide a professional environment that includes convenient hours, cleanliness, good maintenance and lay-out of facilities. We also have developed a software program, "LabInsight" that allows our customers to witness testing while never leaving their location and receive test data streamed live via a web connection.

  2.
  Understanding our customers' changing needs and requirements—This strategy deals with gaining an understanding of the changing product and test specifications and developing services to fulfill these future requirements. NTS uses its technical and sales relationships to identify future needs and the information is analyzed in the innovation platform for determining if there is a solid business case for creating value. This strategy allows us to maintain a high level of customer retention.

        We not only focus our business strategy on having the best capability and providing exceptional customer service but we also are very focused on operational excellence.

        Two major initiatives in our business strategy to deploy operational excellence are:

  1.
  Process Improvement—This strategy deals with automation, lean process, and efficient and effective workspace. Automation is about using technology to enhance our service and do things faster, more efficiently and at a reduced cost. We are striving to do more for less and simultaneously enhance the overall quality of our service. Lean process is about driving waste out of process by eliminating non value-added tasks. Efficient and effective workspace is about simplifying work areas and reducing time by having support equipment and tooling readily available for use.

  2.
  Enhance Utilization of Resources—This strategy is about having the right balance of resources, people and equipment, across the enterprise so that we can perform work at the level our customers require and at the appropriate level NTS needs to meet our strategic goals. We are currently in the process of implementing an Enterprise Resource Planning (ERP) system that will allow us to measure equipment utilization thereby enhancing enterprise scheduling. This ERP system will also be deployed across all business departments and replace our current outdated system. The deployment of the ERP is a major investment for the Company with a meaningful increase in process efficiency beginning next year. In fiscal year 2011, we plan to roll out the customer relationship module and the quoting module, and in addition, we will finalize all the development work for the financial module and roll this module out in fiscal year 2012.

        Management formally reviews our strategic initiatives on a quarterly basis and management and the Board of Directors review the strategic plan annually.

Competition

        In the aerospace and defense markets, the main competition for independent laboratories is the customers' internal laboratories, including government laboratories. NTS also competes with a small number of large conformity assessment organizations, within each of the markets it serves, including multinational companies. It also competes with a large number of small niche oriented test laboratories. It has competitive advantages in several areas which include the following: (i) ability to service customers at facilities close to their locations; (ii) ability to provide complete conformity assessment activities at a single location, which reduces product-handling cost for the customers and enhances timeliness of service; (iii) diverse and technically competent employees; and (iv) accreditations that allow NTS test data to be accepted worldwide. Customers can use the Company's complete services, including quality registration, to position their products for world markets.

Backlog

        The Company's backlog was $51,981,000 and $45,633,000 for the years ended January 31, 2010 and 2009, respectively.

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

        The Company's Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation. Environmental testing was conducted at the Company's facility in the fall of 2008, in cooperation with the government agency having oversight responsibility for the adjacent site. Additional soil vapor testing and water sampling were conducted in 2009, and resulted in the California Department of Toxic Substances Control (DTSC) issuing a letter on January 6, 2010, stating that no further action is required by the Company. Effective March 12, 2010, the DTSC terminated the Voluntary Compliance Agreement entered into by NTS in 2006. There are no pending environmental issues at the Santa Clarita, California test facility.

        In February, 2010, the Company entered into an agreement to sell its Fredericksburg, Virginia property. During due diligence, the buyer identified certain compounds in excess of allowable limits in soil and groundwater at the property. The Company is in the process of determining the lateral extent of any soil contamination. The Company has agreed to indemnify the buyer for any future costs of remediating groundwater contamination. The Company believes the cost of any required remediation will not be material. The sale of this property was completed on April 22, 2010. See Note 12: Subsequent Events.

        c.    Seasonal Effect

        The Company experiences no material seasonal effects.

        d.    Employees

        The Company employed 859 individuals at January 31, 2010 and 780 at January 31, 2009.

AVAILABLE INFORMATION

        Our website address is http://www.ntscorp.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

ITEM 1A.    RISK FACTORS.

        The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this report. Any of the following risks may have a material negative impact on the Company's financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        Operations    The Company owns/leases and operates the following properties:

State	Owned Properties City	Buildings (Sq.Ft.)	Land (Acres)
California	Fullerton	36,000	3
	Santa Clarita	60,000	145
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Virginia	Fredericksburg (a)	66,000	87

Total owned properties		218,000	245

State	Leased Properties City	Buildings (Sq.Ft.)	Land (Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	30,000	561
California	Calabasas	7,000	n/a
	Culver City	24,000	n/a
	Dana Point	900	n/a
	Fremont	26,400	n/a
	Fullerton	42,300	n/a
	Los Angeles (LAX)	16,000	2
	Sunnyvale	16,600	n/a
	Ventura	870	n/a
Colorado	Littleton	5,000	n/a
Florida	Tampa	600	n/a
Indiana	Elkhart	500	n/a
	Indianapolis	11,000	n/a
Kansas	Wichita	14,600	n/a
Massachusetts	Boxborough	12,000	n/a
Michigan	Detroit	65,000	n/a
New Jersey	Tinton Falls	17,000	n/a
New Mexico	Albuquerque	13,000	n/a
Texas	Plano	48,000	n/a
Virginia	Rustburg	8,000	33
	Alexandria	1,300	n/a
	Centreville	5,000	n/a

International
Canada	Calgary	14,000	n/a
Germany	Munich	300	n/a
Japan	Yokohama	500	n/a
Vietnam	Ho Chi Minh	1,000	n/a

Total leased properties		397,870	596

(a)
The Company sold the Fredericksburg, Virginia property on April 22, 2010. See Note 12: Subsequent Events.

        The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

  Investment Properties.

        The Company is still pursuing efforts to sell approximately 118 acres of its unused Santa Clarita, California land, but the deterioration in the commercial real estate market has impacted the interest of potential investors. Since this property does not meet all the criteria for accounting classification as an "asset held for sale" it was not classified as such in the accompanying consolidated financial statements.

        The Company sold the Fredericksburg, Virginia property on April 22, 2010. See Note 12: Subsequent Events.

ITEM 3.    LEGAL PROCEEDINGS.

        The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company.

ITEM 4.    (REMOVED AND RESERVED).

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  A.    Market Information

        The Company's common stock is traded on the Nasdaq Global Market under the symbol "NTSC". The range of high and low sales prices as reported by the Nasdaq Global Market for each of the quarters of the fiscal years ended January 31, 2010 and 2009 is presented below:

	2010		2009
	High	Low	High	Low
First Quarter	$3.99	$2.75	$6.37	$5.44
Second Quarter	$4.46	$2.53	$6.10	$4.55
Third Quarter	$5.99	$3.96	$5.69	$3.60
Fourth Quarter	$6.00	$4.98	$4.31	$3.02

  B.    Holders

        As of the close of business on April 26, 2010, there were 707 holders of record of the Company's common stock. The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

  C.    Dividends

        The Company paid a special $0.06 cash dividend per common share on June 12, 2009 to shareholders of record on May 28, 2009. In the prior year the Company paid a special $0.02 cash dividend per common share on August 25, 2008 to shareholders of record on August 11, 2008. The Company does not have a policy regarding a regular dividend payment and any future dividends declared will be at the discretion of the NTS board.

  D.    Sales of Unregistered Securities

        None.

  E.    Repurchases of Equity Securities

        On July 10, 2009, the NTS board approved a share repurchase plan whereby the Company may repurchase up to 200,000 shares of its common stock. During the year ended January 31, 2010, the Company repurchased 14,599 shares of its common stock at $4.00 per share.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected consolidated financial data are derived from and should be read in conjunction with the Company's consolidated financial statements and related notes set forth in Item 8 below.

	Year Ended January 31,
	2010	2009	2008	2007	2006
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$122,724	$119,920	$100,857	$91,004	$82,269
Gross profit	33,940	32,081	26,223	23,006	22,105
Operating income	6,700	7,470	5,941	5,102	5,348
Interest expense, net	1,305	2,053	1,950	1,801	1,298
Income before income taxes and noncontrolling interests	5,703	5,402	4,405	3,412	4,226
Income taxes	2,292	2,342	1,709	1,500	1,677

Income from continuing operations before noncontrolling interests	3,411	3,060	2,696	1,912	2,549
Less: Net income attributable to noncontrolling interests	(106)	(82)	(84)	(88)	(50)

Income from continuing operations	3,305	2,978	2,612	1,824	2,499
Income (loss) from discontinued operations, net of tax	—	662	3	(243)	440

Net income	$3,305	$3,640	$2,615	$1,581	$2,939

Basic earnings per common share
Income from continuing operations	$0.35	$0.33	$0.30	$0.21	$0.27
Income (loss) from discontinued operations	—	0.07	—	(0.03)	0.05

Net income	$0.35	$0.40	$0.30	$0.18	$0.32

Diluted earnings per common share
Income from continuing operations	$0.34	$0.31	$0.28	$0.19	$0.26
Income (loss) from discontinued operations	—	0.07	—	(0.03)	0.05

Net income*	$0.34	$0.38	$0.28	$0.17	$0.30

Weighted average common shares outstanding	9,334	9,141	8,795	8,705	9,125
Dilutive effect of stock options	415	456	662	800	537

Weighted average common shares outstanding, assuming dilution	9,749	9,597	9,457	9,505	9,662

Cash dividends paid per common share	$0.06	$0.02	$—	$—	$—

BALANCE SHEET DATA:
Working capital	$22,005	$23,379	$19,145	$15,087	$16,276
Total assets	110,001	106,522	90,892	74,839	69,133
Long-term debt, excluding current installments	31,560	33,913	32,274	19,238	15,579
Shareholders' equity	46,849	43,251	37,355	33,779	34,378

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

OVERVIEW

        The Company is a diversified business to business services organization that supplies technical services to the defense, aerospace, telecommunications, automotive, energy and high technology markets. Through its wide range of testing facilities and certification services, the Company's services allow its customers the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries. The Company operates facilities throughout the United States and in Japan, Vietnam, Canada and Germany, providing highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation. In addition, it performs management registration and certification services to ISO related standards.

        In spite of weak economic conditions in the past year, the Company was able to grow its aerospace and defense business through increased market share. The Company continued to invest in capital equipment, a new Enterprise Resource Planning (ERP) system, added new engineering services talent and was still able to increase its income from continuing operations.

        On November 5, 2009, there was a fire at the Company's Fullerton facility. The fire damaged a building containing equipment related to mechanical testing. The Company has sufficient insurance to recover its losses, including interruption of its business due to the fire, and did not incur any material adverse financial impact from this event.

        On November 30, 2009, NQA, Inc., a 50% owned consolidated subsidiary of NTS, acquired Unitek Technical Services, Inc., formerly a business unit of Bureau Veritas, in an all-cash transaction. The purchase price paid at closing was $1.5 million in cash, plus $236,000 in working capital adjustment. The Company agreed to pay an additional maximum amount of $1 million if Unitek achieves a certain level of revenue at December 31, 2010. The results of operations for Unitek Technical Services, Inc. are included in the Company's consolidated statements of income from November 30, 2009 to January 31, 2010.

        In fiscal 2010, the Company's total revenues increased 2.3% over fiscal year 2009 to approximately $123 million.

        Summary of Revenues for fiscal years 2010 and 2009:

	FY 2010	FY 2009	Change	% Change
	(Dollars in thousands)
Total Revenues	$122,724	$119,920	$2,804	2.3%

        Revenues are primarily generated from testing services which include simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference,

and functional testing which requires test equipment such as environmental chambers, shakers, switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. The Company has recently engaged in providing engineering services to the aerospace and defense industries, which services include design, analysis and program management. Revenues also include managed services, registration services and supply chain management services. The Company is one of the largest independent conformity assessment organizations in the United States.

        Summary of Cash Flows for fiscal years 2010 and 2009:

	FY 2010	FY 2009	Change
	(Dollars in thousands)
Net cash provided by operating activities	$10,149	$11,255	$(313)
Net cash used in investing activities	(10,191)	(7,709)	(3,275)
Net cash (used) provided by financing activities	(2,203)	3,026	(5,229)
Effect of exchange rate changes on cash	(17)	(71)	54

Net (decrease) increase in cash	$(2,262)	$6,501	$(8,763)

        The net decrease in cash in fiscal 2010 was primarily due to debt repayment. The net increase in cash in fiscal 2009 was primarily due to proceeds from the sale of the IT staffing business.

Critical Accounting Policies

        The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require the Company to make certain estimates and assumptions (see Note 1 to the consolidated financial statements in Item 8). Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

        Revenues from fixed price testing contracts are generally recorded upon completion of the contracts, which are typically short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenues relative to each task and from contracts which are time and materials based are recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

        To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of January 31, 2010 and 2009, we have not established a valuation allowance against our deferred tax assets. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Intangible Assets

        Goodwill represents the excess of cost over fair value of assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company has identified seven reporting units, which constitute components of its business that include goodwill. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates. The Company completed its annual goodwill impairment test in the fourth quarter and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (FASB) issued the FASB ASC topic 810 (formerly SFAS No. 160) related to noncontrolling interests which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption primarily affected disclosure requirements and did not impact the Company's financial position or results from operations.

        In December 2007, the FASB issued an update to FASB ASC topic 805 (formerly SFAS No. 141(R)) related to business combinations. New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the "negative goodwill" amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The adoption did not have a material impact on the Company's financial position or results from operations.

        In April 2009 the FASB issued an update to ASC topic 825 (formerly SFAS No. 107-1) related to interim disclosures about fair value of financial instruments, which requires additional disclosures about the Company's financial instruments in interim financials. The adoption did not have a material impact on the Company's financial position or results from operations.

        In May 2009, the FASB issued an update to FASB ASC topic 855 (formerly SFAS No. 165) related to subsequent events, which provides guidance on management's assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption did not have a material impact on the Company's financial position or results from operations.

        In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification) which was effective for the Company in the third quarter ended September 30, 2009. The Codification became the single authoritative source for U.S. GAAP. Accordingly, previous references to U.S. GAAP accounting standards are no longer used by the Company in its disclosures. The Codification impacted references for accounting guidance, but did not impact the Company's financial position or results from operations.

Off-Balance Sheet Arrangements

        The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

REVENUES

	Twelve months ended January 31,
	2010	% Change	2009
	(Dollars in thousands)
Total revenues	$122,724	2.3%	$119,920

        For the year ended January 31, 2010, revenues increased by $2,804,000 or 2.3% as compared to the prior year, primarily due to an increase of 11% in revenues from the aerospace and defense markets and additional revenues from the Elliott Laboratories and the Unitek Technical Systems acquisitions, partially offset by a decrease in revenues due to the completion of a major contract in the energy market, loss of revenues from the Fullerton fire and slowdown in business in the telecommunications, automotive, electronics and consumer products markets.

GROSS PROFIT

	Twelve months ended January 31,
	2010	% Change	2009
	(Dollars in thousands)
Total	$33,940	5.8%	$32,081

% to total revenues	27.7%		26.8%

        For the year ended January 31, 2010, gross profit increased by $1,859,000 or 5.8%. This was primarily due to additional gross profit from the defense and aerospace markets and the Elliott and Unitek acquisitions, partially offset by a decrease in gross profit in managed services and in the power products and telecommunications markets. Gross profit as a percentage of revenues increased by 0.9% due to the increase in business in the aerospace and defense markets, which normally generate higher margins.

SELLING, GENERAL & ADMINISTRATIVE

	Twelve months ended January 31,
	2010	% Change	2009
	(Dollars in thousands)
Total	$27,179	10.2%	$24,655

% to total revenues	22.1%		20.6%

        For the year ended January 31, 2010, selling, general and administrative expenses increased by $2,524,000 or 10.2%, when compared to fiscal 2009. This was primarily due to compensation and other costs associated with the development of new services as part of the Company's expansion into engineering services, additional expenses related to the development of a new Enterprise Resource Planning (ERP) system, additional internal and external fees related to Sarbanes-Oxley Section 404 compliance preparation and additional general and administrative expenses from the Unitek acquisition.

OPERATING INCOME

	Twelve months ended January 31,
	2010	% Change	2009
	(Dollars in thousands)
Total	$6,700	(10.3)%	$7,470

% to total revenues	5.5%		6.2%

        For the year ended January 31, 2010, operating income decreased by $770,000 or 10.3%, as compared to the prior year. The decrease was primarily a result of the increase in selling, general and administrative expenses. The Company has invested approximately $1.6 million in developing the engineering services group and ERP systems discussed above. The increase in selling, general and administrative expenses was partially offset by the increase in gross profit.

Interest Expense

        Interest expense decreased by $748,000 in fiscal 2010 when compared to fiscal 2009 primarily due to lower interest rates in the current year.

Other Income

        Other income was $308,000 in fiscal 2010, compared to other expense of $15,000 in fiscal 2009. The income in the current year was primarily due to gain recognized from business interruption insurance recovery of $288,000 related to the fire at the Company's Fullerton facility and a gain on investments in retirement plans, partially offset by environmental testing expenses and other non-recurring expenses.

Income Taxes

        The provisional income tax rate for fiscal year 2010 is 40.2%, compared to 43.3% in the prior year. The decrease in the income tax rate in fiscal 2010 was primarily due to a decrease in non-tax deductible expenses. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

        Management has determined that it is more likely than not that the Company's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Income From Continuing Operations

        For the year ended January 31, 2010, income from continuing operations was $3,305,000 compared to $2,978,000 in the prior year, an increase of $327,000 or 11.0%. This increase was primarily due to lower other expense in the current year.

Net Income

        For the year ended January 31, 2010, net income was $3,305,000 compared to $3,640,000 in the prior year, a decrease of $335,000 or 9.2%. Net income in fiscal year 2009 included income from discontinued operations net of tax of $662,000; there was no income from discontinued operations in fiscal year 2010.

Business Environment

        The aerospace and defense markets generate approximately 64% of the Company's overall revenue. Commercial airplane deliveries have slowed due to the global economic conditions of the past two years, exacerbated by Airbus' and Boeing's inability to field the A380 and B787, respectively. Market conditions, however, are expected to rebound with the B787 (Dreamliner), now in flight test and aging fleets needing replacement by more fuel efficient aircraft. Forecasts call for some 29,000 new aircraft valued at over $3.2 trillion through 2020. Original Equipment Manufacturers continue to move toward large scale integration, consolidation around core competencies, outsourcing, and globalization. These trends have provided and will continue to present significant opportunity for NTS to fill capability gaps that have emerged in the product development cycles of its customers. The careful positioning of NTS' Life Cycle Product Services—engineering, testing, and supply chain services—allows the Company to profit in both down and up markets. In the down market, NTS fills the capability gaps that its customers cannot afford to maintain on a full-time basis. When the market is up, NTS fills capacity gaps during surge periods.

        The defense market is subject to the funding vagaries of the current administration and a greater propensity for in-sourcing in certain areas. Recently, NTS has seen increased activity from government laboratories in competition with its body armor testing. To date, there has been no decline in business, but NTS could be impacted negatively on future, related body armor contracts. Other high-profile programs have been eliminated, but Defense Research, Development, Testing, and Evaluation (RDT&E) spending is expected to be up 4% at around $80 billion in the current year. Severe political pressure has increased cost consciousness in the Department of Defense. Today, there is heavy scrutiny on maintaining test and production schedules leading toward increased outsourcing from Government-run test facilities to independent private sector test labs. NTS' competitive cost structure and significant breadth of capability have resulted in increased market share. As is the case in the aerospace market, the Company's unique Life Cycle Product Services value proposition acts counter to defense market economic cycles, providing opportunity to fill gaps in growing and declining conditions.

        The telecommunications market remains relatively flat with some signs of improvement, particularly in the Silicon Valley market. However the wireless market, a subset of the telecommunications market, is showing a strong rebound. Carriers are delivering voice, video and data using fiber networks. New means of delivery may increase the demand for certification of suppliers' premises equipment, and certification of new central office equipment. The Company, with multiple EMI and EMC facilities, including its recent acquisition of Elliott Laboratories in the Silicon Valley, is well equipped to grow in this market.

        NTS made substantial investments in the last two years in engineering services and the Company is now well positioned to support the anticipated increased demand for integrated engineering services in the aerospace and defense markets as a result of continued outsourcing activity. The Company has developed capability and capacity to support large and regional commercial transport aircraft and business aircraft. The defense focus is on developing capability and capacity around weapons systems. The Company anticipates a growing demand for engineering services for military aircraft, general aviation, space craft and unmanned vehicles.

        The energy market, is improving in both nuclear and solar energy, including power generation and distribution. The Company also provides dedication and certification work for the international community. The Company believes there is a positive outlook for this market as the government and industry search for alternative energy solutions.

        In the automotive industry, alternative fuel vehicle testing is showing signs of growth; however the industry in general remains weak. The Company has experienced a decrease in both revenues and earnings in recent years as a result of the troubles in the automotive industry.

        Notwithstanding the foregoing and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources

        Summary of cash flows:

	FY 2010	FY 2009	Change
	(Dollars in thousands)
Net cash provided by operating activities	$10,149	$11,255	$(313)
Net cash used in investing activities	(10,191)	(7,709)	(3,275)
Net cash (used) provided by financing activities	(2,203)	3,026	(5,229)
Effect of exchange rate changes on cash	(17)	(71)	54

Net (decrease) increase in cash	$(2,262)	$6,501	$(8,763)

        Net cash provided by operating activities of $10,149,000 in fiscal 2010 consisted of net income of $3,305,000, adjusted for non-cash items of $7,265,000 in depreciation and amortization, share-based compensation of $299,000, loss on disposal of assets of $262,000 and $236,000 in other non-cash items, partially offset by changes in working capital of $704,000, recoveries of receivables of $274,000, gain on sale of securities of $233,000, and deferred income taxes of $7,000. Net cash provided by operating activities of $11,255,000 in fiscal 2009 consisted of net income of $3,640,000, adjusted for non-cash items of $7,298,000 in depreciation and amortization, loss on disposal of business of $1,669,000, write-off of receivables of $367,000, deferred income taxes of $724,000, share-based compensation of $294,000, and $324,000 in other non-cash items, partially offset by a $2,447,000 gain on sales of assets, $419,000 of changes in working capital, and $195,000 in gain on sale of securities.

        Net cash used in investing activities in fiscal 2010 of $10,191,000 was primarily attributable to capital spending of $6,794,000, cash used for acquisitions of $2,445,000, cash used for investment in retirement funds of $750,000 and investment in life insurance of $202,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Net cash used in investing activities in fiscal 2009 of $7,709,000 was primarily attributable to capital spending of $6,417,000, cash used for acquisitions of $5,267,000, cash used for investment in retirement funds of $694,000 and investment in life insurance of $89,000, partially offset by proceeds from the sale of business of $4,563,000 and proceeds from sale of securities of $195,000.

        Net cash used by financing activities in fiscal 2010 of $2,203,000, consisted primarily by repayment of debt of $5,957,000, cash dividends paid of $566,000 and common stock repurchase of $58,000, partially offset by proceeds from borrowing of $4,275,000 and proceeds from stock options exercised of $103,000. Net cash provided by financing activities in fiscal 2009 of $3,026,000, consisted primarily of proceeds from borrowings of $11,885,000 and proceeds from stock options exercised of $222,000, partially offset by repayment of debt of $8,895,000 and cash dividends paid of $186,000.

	2010	2009
Revolving lines of credit (a)	$13,500,000	$11,500,000
Term loan A (b)	5,970,000	7,255,000
Term loan B (c)	8,725,000	11,927,000
Term loan C (d)	4,396,000	5,253,000
Secured and other notes payable	2,879,000	1,217,000

Subtotal	35,470,000	37,152,000
Less current installments	3,910,000	3,239,000

Total	$31,560,000	$33,913,000

        The Company has a Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40%. In March of 2010, Bank of the West took over First Bank's

40% position in the Credit Agreement. This agreement matures on December 1, 2012. The credit facility is structured as follows:

(a)
$16,500,000 revolving line of credit with interest rate at the agent's prime rate (3.25% at January 31, 2010) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at January 31, 2010 was $13,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $3,000,000 as of January 31, 2010.

(b)
$9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent's prime rate (3.25% at January 31, 2010) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest and principal payments of $321,000 are made quarterly with the remaining principal due at the maturity date. The outstanding balance on Term Loan A at January 31, 2010 was $5,970,000.

(c)
$12,650,000 in Term Loan B which was used to acquire United States Test Laboratory on December 5, 2007. The interest rate is at the agent's prime rate (3.25% at January 31, 2010) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest is paid quarterly and the principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years. The remaining principal is due at the maturity date. The outstanding balance on Term Loan B at January 31, 2010 was $8,725,000.

(d)
$6,000,000 in Term Loan C which was used to acquire Elliott Laboratories and pay off two existing mortgage notes with other banks. The interest rate is at the agent's prime rate (3.25% at January 31, 2010) with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period. The outstanding balance on Term Loan C at January 31, 2010 was $4,396,000.

        Fees related to debt are expensed over the life of the loans. As of January 31, 2010 the net amount of capitalized loan fees was $215,000.

        In addition to the Comerica agreement, the Company has an additional $1,612,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company requested and received a waiver for one covenant from its banks to remain compliant with the bank covenants as of January 31, 2010.

        The Company's 50% owned subsidiary, NQA, Inc., has total borrowings of $1,268,000 at January 31, 2010, for the acquisitions of Unitek Technical Services, Inc., TRA Certification Inc. and International Management Systems, Inc. (IMS).

        Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities. In addition, the Company has made no material commitments for capital expenditures; however, the Company expects to make capital expenditures at levels similar to prior years. The Company's long-term debt may be accelerated if the Company fails to meet its covenants with its banks. The Company believes that the cash flow from operations and the revolving line of credit will be sufficient to fund its operations for the next twelve months.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect interest expense by $326,000 at January 31, 2010 as compared to $359,000 at January 31, 2009.

Impact of Inflation

        The Company continues to incur increased costs in the areas of wages, insurance, workers compensation, and utilities which are difficult to pass along to customers in the current economic environment. To date, these increases have been partially offset by reductions in other operating areas through improved efficiencies. The Company can give no assurances, however, that in the future it can offset such increased costs.

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

        We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of NQA, Inc., a 50% consolidated subsidiary, which statements reflect total assets of $7,492,000 and $3,872,000 as of January 31, 2010 and 2009, respectively, and total revenues of $11,917,000 and $10,024,000, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NQA, Inc., is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective February 1, 2009.

/s/ Ernst & Young LLP
Los Angeles, California
April 30, 2010

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 31,

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,102,000	$9,364,000
Investments	1,893,000	958,000
Accounts receivable, less allowance for doubtful accounts of $1,000,000 at January 31, 2010 and $1,274,000 at January 31, 2009	27,777,000	23,973,000
Income taxes receivable	115,000	137,000
Inventories, net	2,659,000	3,473,000
Deferred income taxes	3,561,000	3,983,000
Prepaid expenses	963,000	1,462,000

Total current assets	44,070,000	43,350,000
Property, plant and equipment, at cost
Land	1,677,000	1,677,000
Buildings	9,035,000	9,164,000
Machinery and equipment	82,619,000	80,634,000
Leasehold improvements	14,219,000	12,556,000

Total property, plant and equipment	107,550,000	104,031,000
Less: accumulated depreciation	(68,804,000)	(65,709,000)

Net property, plant and equipment	38,746,000	38,322,000
Goodwill	14,769,000	12,070,000
Intangible assets, net	8,374,000	8,656,000
Other assets	4,042,000	4,124,000

TOTAL ASSETS	$110,001,000	$106,522,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,798,000	$6,731,000
Accrued expenses	10,920,000	7,938,000
Income taxes payable	—	1,088,000
Deferred income	1,437,000	975,000
Current installments of long-term debt	3,910,000	3,239,000

Total current liabilities	22,065,000	19,971,000
Long-term debt, excluding current installments	31,560,000	33,913,000
Deferred income taxes	7,835,000	7,958,000
Deferred compensation	1,169,000	1,012,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,449,000 as of January 31, 2010 and 9,299,000 as of January 31, 2009	17,297,000	16,421,000
Retained earnings	29,679,000	26,940,000
Accumulated other comprehensive loss	(127,000)	(110,000)

Total shareholders' equity	46,849,000	43,251,000
Noncontrolling interests	523,000	417,000

Total equity	47,372,000	43,668,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$110,001,000	$106,522,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

for Twelve Months Ended January 31, 2010 and 2009

	2010	2009
Net revenues	$122,724,000	$119,920,000
Cost of sales	88,784,000	87,839,000

Gross profit	33,940,000	32,081,000
Selling, general and administrative expense	27,179,000	24,655,000
Equity loss (income) from non-consolidated subsidiary	61,000	(44,000)

Operating income	6,700,000	7,470,000
Other income (expense):
Interest expense, net	(1,305,000)	(2,053,000)
Other income (expense), net	308,000	(15,000)

Total other expense, net	(997,000)	(2,068,000)
Income before income taxes and noncontrolling interests	5,703,000	5,402,000
Income taxes	2,292,000	2,342,000

Income before noncontrolling interests	3,411,000	3,060,000
Less: Net income attributable to noncontrolling interests	(106,000)	(82,000)

Income from continuing operations	3,305,000	2,978,000
Income from discontinued operations, net of tax	—	662,000

Net income	$3,305,000	$3,640,000

Basic earnings per common share
Income from continuing operations	$0.35	$0.33
Income from discontinued operations	—	0.07

Net income	$0.35	$0.40

Diluted earnings per common share
Income from continuing operations	$0.34	$0.31
Income from discontinued operations	—	0.07

Net income	$0.34	$0.38

Weighted average common shares outstanding	9,334,000	9,141,000
Dilutive effect of stock options and nonvested shares	415,000	456,000

Weighted average common shares outstanding, assuming dilution	9,749,000	9,597,000

Cash dividends per common share	$0.06	$0.02

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

	Number of Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 31, 2008	8,846,000	$13,769,000	$23,486,000	$100,000	$37,355,000

Net income	—	—	3,640,000	—	3,640,000
Foreign currency translation	—	—	—	(71,000)	(71,000)
Sale of securities available for sale, net of tax effect of $78,000	—	—	—	(139,000)	(139,000)

Comprehensive income					3,430,000
Stock retired for option exercise	(56,000)	(287,000)	—	—	(287,000)
Stock options exercised	129,000	509,000	—	—	509,000
Stock issued for acquisition of Elliott Laboratories, Inc.	358,000	2,035,000	—	—	2,035,000
Vesting of restricted stock	22,000	—	—	—	—
Issuance of restricted stock	—	200,000	—	—	200,000
Share-based compensation	—	94,000	—	—	94,000
Tax benefit from stock options exercise and restricted stock	—	101,000	—	—	101,000
Dividends	—	—	(186,000)	—	(186,000)

Balance at January 31, 2009	9,299,000	$16,421,000	$26,940,000	$(110,000)	$43,251,000

Net income	—	—	3,305,000	—	3,305,000
Foreign currency translation	—	—	—	(17,000)	(17,000)

Comprehensive income					3,288,000
Stock retired for option exercise	(24,000)	(138,000)	—	—	(138,000)
Stock options exercised	74,000	241,000	—	—	241,000
Stock issued for acquisition of Elliott Laboratories, Inc.	79,000	450,000	—	—	450,000
Vesting of restricted stock	36,000	—	—	—	—
Issuance of restricted stock	—	271,000	—	—	271,000
Share-based compensation	—	28,000	—	—	28,000
Tax benefit from stock options exercise and restricted stock	—	82,000	—	—	82,000
Stock repurchase	(15,000)	(58,000)	—	—	(58,000)
Dividends	—	—	(566,000)	—	(566,000)

Balance at January 31, 2010	9,449,000	$17,297,000	$29,679,000	$(127,000)	$46,849,000

See acccompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

for the Twelve Months Ended January 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,305,000	$3,640,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,265,000	7,298,000
Bad debt (recoveries) write-offs, net	(274,000)	367,000
Gain on sale of assets	—	(2,447,000)
Loss on disposal of business	—	1,669,000
Loss on retirement of assets	262,000	42,000
(Gain) loss on investments	(233,000)	99,000
Life insurance premium	48,000	—
Undistributed earnings of affiliate	106,000	82,000
Deferred income taxes	(7,000)	724,000
Share based compensation	299,000	294,000
Gain on sale of securities	—	(195,000)
Other	82,000	101,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,923,000)	(1,607,000)
Inventories	814,000	(558,000)
Prepaid expenses	499,000	(270,000)
Other assets and intangibles	293,000	518,000
Accounts payable	(943,000)	89,000
Accrued expenses	1,003,000	990,000
Income taxes payable	(1,088,000)	1,088,000
Deferred income	462,000	(885,000)
Deferred compensation	157,000	26,000
Income taxes receivable	22,000	190,000

Net cash provided by operating activities	10,149,000	11,255,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,794,000)	(6,417,000)
Investment in life insurance	(202,000)	(89,000)
Proceeds from sale of securities	—	195,000
Acquisitions of businesses, net of cash acquired	(2,445,000)	(5,267,000)
Proceeds from sale of business, net of costs	—	4,563,000
Investment in retirement funds	(750,000)	(694,000)

Net cash used in investing activities	(10,191,000)	(7,709,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	4,275,000	11,885,000
Repayments of current and long-term debt	(5,957,000)	(8,895,000)
Cash dividends paid	(566,000)	(186,000)
Proceeds from stock options exercised	103,000	222,000
Common stock repurchase	(58,000)	—

Net cash (used in) provided by financing activities	(2,203,000)	3,026,000

Effect of exchange rate changes on cash	(17,000)	(71,000)

Net (decrease) increase in cash	(2,262,000)	6,501,000
Beginning cash balance	9,364,000	2,863,000

ENDING CASH BALANCE	$7,102,000	$9,364,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,502,000	$2,056,000
Income taxes	$3,347,000	$2,082,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2010

(1)    Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of National Technical Systems, Inc. (NTS or the Company) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has consolidated NQA, Inc., a 50% owned subsidiary for which the distribution of profits and losses is 50.1% to the Company, and 49.9% to the other shareholder. NTS controls the management decisions and elects the president of NQA, Inc. and therefore has operating control of the subsidiary. In accordance with authoritative guidance released by the Financial Accounting Standards Board (FASB) clarifying that a noncontrolling interest held by others in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section as a distinct item separate from the Company's equity, minority interests have been re-captioned to noncontrolling interests and are reported separately on the balance sheet. Net income attributable to noncontrolling interests was $106,000 and $82,000 for years ended January 31, 2010 and 2009, respectively. Noncontrolling interests balances were $523,000 as of January 31, 2010 and $417,000 as of January 31, 2009.

        XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have operating control. XXCAL Japan's financial statements are prepared in accordance with generally accepted accounting principles in Japan. There are no material adjustments that need to be made to XXCAL Japan's financial statements for them to be in conformity with U.S. generally accepted accounting principles. The equity investment recorded in the accompanying balance sheets is $924,000 and $985,000 at January 31, 2010 and 2009, respectively. The Company's equity earnings recorded in the accompanying income statements totaled a $61,000 loss and $44,000 income for the years ended January 31, 2010 and 2009, respectively.

        The Company did not have any revenues from a single customer which represented in excess of 10% of total revenues. Total revenues from customers in foreign countries were $7,881,000 in fiscal 2010 and $5,971,000 in fiscal 2009.

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

January 31, 2010

(1)    Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides qualification of safety related systems and components, and ISO 9000 certification services.

        Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are typically short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Revenue on billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

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

Property Held for Sale

        The Company is pursuing efforts to sell its approximately 118 acres of its Santa Clarita, California land. However, the deterioration in the commercial real estate market has impacted the interest of potential investors. Since this property does not meet all the criteria for accounting classification as an "asset held for sale" it was not classified as such in the accompanying consolidated financial statements.

        The Company sold the Fredericksburg, Virginia property on April 22, 2010. See Note 12: Subsequent Events.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(1)    Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant, and equipment is stated at actual cost and is depreciated or amortized using the straight-line method over the following estimated useful lives:

Buildings	30 to 35 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Terms of lease, or estimated useful life (whichever is less)

Intangible Assets

        Goodwill represents the excess of cost over fair value of assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. The Company has identified seven reporting units, which constitute components of its business that include goodwill. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates. The Company completed its annual goodwill impairment test in the fourth quarter and has determined that the fair value of each of the reporting units exceeded the reporting unit's carrying amount, and no impairment was indicated.

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

Share-Based Compensation

        No options have been granted by the Company during fiscal years 2010 or 2009. Any options granted to existing and newly hired employees or directors will generally vest over a four-year period from the date of grant. Any share-based compensation expense relating to stock options incurred by the Company in fiscal years 2010 or 2009 was from options granted in prior years. The Company may use other types of

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(1)    Summary of Significant Accounting Policies (Continued)

equity incentive awards, such as restricted stock. The Company's equity incentive plan also allows for performance-based vesting for equity incentive awards.

        Compensation expense for stock options is based on the Black-Scholes-Merton option pricing model for estimating fair value of options and non-vested shares granted under the Company's equity incentive plans and rights to acquire stock granted under the Company's stock participation plan.

        Compensation expense related to non-vested shares represents the fair value of the shares at the date of the grant, net of assumptions regarding estimated future forfeitures, and is charged to earnings over the vesting period.

        The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for fiscal years 2010 and 2009 was immaterial.

        Restricted shares are granted to Directors as part of their compensation package. Restricted shares generally vest over a four-year period from the date of grant. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.

Accounting for Income Taxes

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

        The Company has reviewed its positions in recording income and expenses and has no reason to record a liability. The Company files income tax returns in the U.S. on a federal basis and in many U.S. states and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitations during the next twelve months.

Comprehensive Income (Loss)

        Accumulated other comprehensive loss on the Company's consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities. Accumulated other comprehensive loss was $127,000 as of January 31, 2010 and accumulated other comprehensive loss was $110,000 as of January 31, 2009.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(1)    Summary of Significant Accounting Policies (Continued)

Earnings Per Share

        Basic and diluted net income per common share is computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and non-vested restricted shares. Diluted earnings per share excludes any non-vested restricted shares with an anti-dilutive effect.

Foreign Currency

        The accounts of the foreign divisions are translated into U.S. dollars. All balance sheet accounts, except for certain fixed assets accounts, have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are accumulated in a separate component of shareholders' equity. The translation of the balance sheet accounts resulted in $17,000 and $71,000 in unrealized loss in fiscal years 2010 and 2009, respectively. In addition, a transaction gain of $86,000 and a transaction loss of $114,000 for the fiscal years 2010 and 2009, respectively, are included in operating income for each period.

Related Party Transactions

        NTS provides management and consulting services to NQA, Inc. for an agreed-upon management fee. Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company. Management fees earned by the Company for fiscal 2010 and 2009 were $592,000 and $603,000, respectively.

        NICEIC Group Limited (NICEIC, Ltd.) (formerly NQA, Ltd.), the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. NICEIC, Ltd. charges NQA, Inc. an agreed-upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service (UKAS) and Raad voor Accreditatie (RVA) levy. Certification fees for fiscal 2010 and 2009 were $592,000 and $603,000, respectively.

        NQA, Inc. leases space from NTS and was assessed $71,000 for rent and utilities in fiscal years 2010 and 2009.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board (FASB) issued the FASB ASC topic 810 (formerly SFAS No. 160) related to noncontrolling interests which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(1)    Summary of Significant Accounting Policies (Continued)

the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption primarily affected disclosure requirements and did not impact the Company's financial position or results from operations.

        In December 2007, the FASB issued an update to FASB ASC topic 805 (formerly SFAS No. 141(R)) related to business combinations. New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed; (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the "negative goodwill" amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The adoption did not have a material impact on the Company's financial position or results from operations.

        In April 2009 the FASB issued an update to ASC topic 825 (formerly SFAS No. 107-1) related to interim disclosures about fair value of financial instruments, which requires additional disclosures about the Company's financial instruments in interim financials. The adoption did not have a material impact on the Company's financial position or results from operations.

        In May 2009, the FASB issued an update to FASB ASC topic 855 (formerly SFAS No. 165) related to subsequent events, which provides guidance on management's assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The adoption did not have a material impact on the Company's financial position or results from operations.

        In June 2009, the FASB issued the FASB Accounting Standards Codification (the Codification) which was effective for the Company in the third quarter ended September 30, 2009. The Codification became the single authoritative source for U.S. GAAP. Accordingly, previous references to U.S. GAAP accounting standards are no longer used by the Company in its disclosures including these Notes to the condensed consolidated financial statements. The Codification impacted references for accounting guidance, and did not impact the Company's financial position or results from operations.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(2)    Business Acquisitions

Acquisition of Unitek Technical Services, Inc.

        On November 30, 2009, NQA, Inc., a 50% owned consolidated subsidiary of NTS, acquired Unitek Technical Services, Inc., formerly a business unit of Bureau Veritas, in an all-cash transaction. Unitek is a leading provider of supply chain management services headquartered in Centreville, VA. The purchase price paid at closing was $1.5 million in cash, plus $236,000 in Working Capital adjustment. The Company agreed to pay an additional maximum amount of $1,000,000 (earn-out) if Unitek achieves a certain level of revenue at December 31, 2010. The Company estimates that the fair market value of the earn-out is $775,000, and has recorded this estimate as part of the purchase price. Amortization of the goodwill on this transaction is not tax deductible.

        The aggregate purchase price is comprised of the following:

Cash paid	$1,736,000
Estimated working capital adjustment payable	47,000
Estimated fair value of earn-out	775,000

$2,558,000

        The purchase price allocation has not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily allocated the aggregate purchase price of approximately $2,558,000 to the estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of Unitek Technical Services, Inc. as follows:

Cash	$29,000
Accounts receivable	1,607,000
Property, plant and equipment	266,000
Goodwill	499,000
Intangible assets	609,000
Deposits	9,000
Accounts payable	(10,000)
Accrued expenses	(145,000)
Deferred income taxes, non-current	(306,000)

$2,558,000

United States Test Laboratory, LLC earn-out consideration

        The acquisition of United States Test Laboratory, LLC (USTL) on December 5, 2007 included an agreement to pay the sellers up to a maximum of $1,800,000 in earn-out consideration, payable in cash, plus interest, contingent upon the achievement by USTL of certain targets over the 24 months immediately following the closing of the transaction. On December 5, 2009, the requirements related to this earn-out consideration were met, and the contingency was removed. Payment of the earn-out plus interest was made on March 5, 2010. The earn-out consideration was added to the purchase price and recorded as an increase to goodwill in fiscal 2010.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(2)    Business Acquisitions (Continued)

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

(3)    Debt

        Long-term debt consists of the following:

	2010	2009
Revolving lines of credit (a)	$13,500,000	$11,500,000
Term loan A (b)	5,970,000	7,255,000
Term loan B (c)	8,725,000	11,927,000
Term loan C (d)	4,396,000	5,253,000
Secured and other notes payable	2,879,000	1,217,000

Subtotal	35,470,000	37,152,000
Less current installments	3,910,000	3,239,000

Total	$31,560,000	$33,913,000

        The Company has a Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and First Bank, as lender, holding 40%. In March of 2010, Bank of the West took over First Bank's 40% position in the Credit Agreement. This agreement matures on December 1, 2012. The credit facility is structured as follows:

  (a)
  $16,500,000 revolving line of credit with interest rate at the agent's prime rate (3.25% at January 31, 2010) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at January 31, 2010 was $13,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $3,000,000 as of January 31, 2010.

  (b)
  $9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent's prime rate (3.25% at January 31, 2010) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest and principal payments of $321,000 are made quarterly with the remaining principal due at the maturity date. The outstanding balance on Term Loan A at January 31, 2010 was $5,970,000.

  (c)
  $12,650,000 in Term Loan B which was used to acquire United States Test Laboratory on December 5, 2007. The interest rate is at the agent's prime rate (3.25% at January 31, 2010) less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(3)    Debt (Continued)

    basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. Interest is paid quarterly and the principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years. The remaining principal is due at the maturity date. The outstanding balance on Term Loan B at January 31, 2010 was $8,725,000.

  (d)
  $6,000,000 in Term Loan C which was used to acquire Elliott Laboratories and pay off two existing mortgage notes with other banks. The interest rate is at the agent's prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven year period. The outstanding balance on Term Loan C at January 31, 2010 was $4,396,000.

        Fees related to debt are expensed over the life of the loans. As of January 31, 2010 the net amount of capitalized loan fees was $215,000.

        In addition to the Comerica agreement, the Company has an additional $1,612,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company requested and received a waiver for one covenant from its banks to remain compliant with the bank covenants as of January 31, 2010.

        The Company's 50% owned subsidiary, NQA, Inc., has total borrowings of $1,268,000 at January 31, 2010, for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. (IMS).

        Maturities of long-term debt for five years subsequent to January 31, 2010 are as follows:

2011	$3,910,000
2012	$4,677,000
2013	$23,791,000
2014	$2,333,000
2015	$759,000
Thereafter	$—

$35,470,000

        A reasonable estimate of fair value for the Company's fixed rate debt was based on a discounted cash flow analysis. The carrying amount of variable rate debt, including borrowings under the Company's revolving lines of credit, approximate their fair values.

        The carrying amounts and estimated fair values of the Company's financial instruments are:

	2010 Carrying amount	2010 Estimated fair value	2009 Carrying amount	2009 Estimated fair value
Secured and other notes payable	$21,970,000	$21,012,000	$25,652,000	$25,572,000
Revolving lines of credit	13,500,000	13,500,000	11,500,000	11,500,000

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(4)    Income Taxes

        The provision (benefit) for income taxes from continuing operations consists of:

	2010	2009
Current:
Federal	$1,856,000	$2,944,000
State	523,000	864,000
Foreign	(80,000)	(65,000)

	2,299,000	3,743,000
Deferred:
Federal	50,000	(656,000)
State	(57,000)	(238,000)

	(7,000)	(894,000)

Income tax expense	$2,292,000	$2,849,000

        Foreign operations had a pre-tax loss of $166,000 in fiscal 2010 compared with $432,000 in pre-tax loss in fiscal 2009. The earnings associated with the Company's foreign subsidiary in Japan are reported net of tax and are included in operating income.

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2010	2009
Income before income taxes and noncontrolling interests	$5,703,000	$6,571,000

Federal income tax computed at statutory rate	$1,939,000	$2,234,000
State income taxes, net of federal benefits	307,000	413,000
Foreign Income not subject to US Tax	56,000	147,000
Foreign Tax	(80,000)	(277,000)
Other, principally non-deductible expenses	70,000	332,000

Income tax expense	$2,292,000	$2,849,000

        Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 31, 2010

(4)    Income Taxes (Continued)

amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2010		2009
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$364,000	$—	$357,000	$—
Vacation accrual	821,000	—	779,000	—
State taxes	432,000	—	686,000	—
Deferred Compensation	1,365,000	—	1,086,000	—
Net operating loss	211,000	—	199,000	—
Accrued costs on discontinued operations	188,000	—	555,000	—
Other	180,000	—	321,000	—

Total deferred tax assets	$3,561,000	$—	$3,983,000	$—
Deferred tax liabilities:
Goodwill & other intangibles	$—	$(1,885,000)	$—	$(1,709,000)
Gain on involuntary conversion	—	(159,000)	—	(159,000)
Tax over book depreciation	—	(5,764,000)	—	(5,877,000)
Other	—	(27,000)	—	(213,000)

Total deferred tax liabilities	$—	$(7,835,000)	$—	$(7,958,000)

Net deferred tax asset (liability)	$3,561,000	$(7,835,000)	$3,983,000	$(7,958,000)

        The Company has reviewed its positions in recording income and expenses and has no reason to record a liability. The Company files income tax returns in the U.S. on a federal basis and in many U.S. states and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitations during the next twelve months.

(5)    Stock Options, Equity Incentive and Pension Plans

        There were 1,071,617 stock options outstanding as of January 31, 2010 under the "2002 stock option plan" and the "1994 stock option plan." During fiscal 2009 and 2010 there were no grants of stock options.

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        Outstanding options under all plans are exercisable at 100% or more of fair market value (as determined by the compensation committee of the Board of Directors) at the date of grant. The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant. Options currently expire five to ten years from the date of grant. Proceeds received by the Company from the exercises are credited to common stock. A summary of option activity under the plan as of January 31, 2010, and changes during the two years then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2008	1,726,459	$3.92	3.84	$3,793,000
Granted	—	—
Exercised	(129,250)	3.93
Canceled, forfeited or expired	(266,823)	5.56

Outstanding at January 31, 2009	1,330,386	$3.59	3.29	$4,771,000

Granted	—	—
Exercised	(74,000)	3.26
Canceled, forfeited or expired	(184,769)	4.02

Outstanding at January 31, 2010	1,071,617	$3.53	2.85	$2,269,000

Exercisable at January 31, 2010	1,071,617	$3.53	2.85	$2,269,000

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

        The total intrinsic value of options exercised during the years ended January 31, 2010 and 2009 was $174,000 and $193,000, respectively.

        The range of exercise prices for options outstanding at January 31, 2010 was $1.35 to $5.58. The range of exercise prices for options is wide due primarily to the fluctuating price of the Company's stock over the period of the grants.

        The following table summarizes information about options outstanding at January 31, 2010:

Range of exercise prices	Outstanding at January 31, 2010	Weighted Avg. Remaining contract life in years	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$1.00 to $2.00	84,625	1.8	$1.60	84,625	$1.60
$2.01 to $3.00	424,217	1.4	$2.58	424,217	$2.58
$3.01 to $4.00	38,500	0.6	$3.30	38,500	$3.30
$4.01 to $5.00	470,275	4.3	$4.58	470,275	$4.58
$5.01 to $6.00	54,000	4.6	$5.11	54,000	$5.11

	1,071,617			1,071,617

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        These options will expire if not exercised at specific dates ranging from April 2010 to December 2015. During the year ended January 31, 2010, 74,000 options were exercised at prices from $3.09 to $3.63 per share.

        The Company has an equity incentive plan, the 2006 Equity Incentive Plan (EIP), under which a total of 300,000 new shares of common stock were reserved for issuance. As of January 31, 2010, 261,091 shares of the Company's common stock had been issued under the 2006 EIP, 11,430 were cancelled and 50,339 shares were reserved for future issuance. Shares are issued under the EIP as compensation to certain employee and non-employee directors of the Company.

        The Company's non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company's consolidated statement of income, relating to the equity incentive plan was $271,000 for fiscal year 2010 and $200,000 for fiscal year 2009.

        The following table summarizes the non-vested shares transactions for fiscal year 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Outstanding at January 31, 2008	76,215	$7.03

Granted	71,277	$4.90
Vested	(21,763)	$7.04
Forfeited	(11,430)	$7.05

Outstanding at January 31, 2009	114,299	$5.82

Granted	102,777	$3.36
Vested	(35,975)	$6.08
Forfeited	—

Outstanding at January 31, 2010	181,101	$4.38

        Total share based compensation amounts of $299,000 and $294,000 were recorded as a credit to common stock during fiscal years 2010 and 2009, respectively. In addition, the tax benefit realized for the tax deduction from option exercises and restricted stock totaled $82,000 and $270,000 for fiscal years 2010 and 2009, respectively and were credited to common stock. As of January 31, 2010, there were no unrecognized compensation costs related to stock options granted under the Company's equity incentive plans and there were $792,000 of total unrecognized compensation costs related to the non-vested share-based compensation arrangements granted under the 2006 Equity plan. That cost is expected to be recognized over a weighted-average period of 42 months.

        The Company offers two 401(k) profit sharing plans: National Technical Systems 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company. The Company's employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make. Employer contributions are allocated based on participants' own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2010, the Company contributed $389,000 to the 401(k) profit sharing plan as compared to $436,000 in 2009.

(5)    Stock Options, Equity Incentive and Pension Plans (Continued)

        The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments. The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation. The deferred compensation benefits are accrued and recognized over each employee's expected term of employment. The Company's total deferred compensation expenses were $82,000 and $76,000 for the years ended January 31, 2010 and 2009, respectively. Included in other assets is $2,891,000 and $2,715,000 for the cash surrender values as of January 31, 2010 and 2009, respectively.

        In fiscal year 2007, the Company started a new Senior Executive Retirement Plan (SERP). The Company contributed to the Plan $750,000 in fiscal year 2010 and $750,000 in fiscal year 2009 and paid premium charges of $49,000 and $54,000 in fiscal years 2010 and 2009, respectively, for life insurance policies with the Company designated as the beneficiary. The SERP includes investments with a fair value of $1,893,000 at January 31, 2010, consisting of money market and mutual funds.

        The FASB's authoritative guidance establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

        Basis of Fair Value Measurement at Reporting Date Using:

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

        The following inputs were used to determine the fair value of the Company's investment securities and contingent consideration obligations at January 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$1,893,000	$1,893,000	$—	$—
Earn-out for Unitek acquisition	775,000	—	—	775,000

Total	$1,893,000	$1,893,000	$—	$—

        The fair value of the contingent consideration related to the Unitek acquisition was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which are referred to as Level 3 inputs. Key assumptions include the discount rate and probability adjusted revenues. There was no gain or loss recognized.

(6)    Capital Stock

        As of January 31, 2010 and 2009, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2010 and January 31, 2009, 9,449,000 shares and, 9,299,000 were issued and outstanding, respectively.

        During fiscal year 2010, there were 74,000 options exercised, 24,000 shares retired, 36,000 shares of restricted stock became vested under the 2006 equity incentive plan and the Company repurchased 15,000 shares. In addition, 79,000 were issued for the acquisition of Elliott Laboratories, Inc. During fiscal year 2009, there were 129,000 options exercised, 56,000 shares retired and 22,000 shares of restricted stock became vested under the 2006 equity incentive plan. In addition, 358,000 were issued for the acquisition of Elliott Laboratories, Inc.

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

(7)    Commitments

        The Company leases certain of its operating facilities under operating leases which principally expire at various dates through fiscal year 2019. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rental expense from continuing operations was $4,150,000 and $3,723,000 for the years ended January 31, 2010 and 2009, respectively.

        At January 31, 2010, minimum rental payment obligations under operating leases were as follows:

2011	$3,155,000
2012	$2,354,000
2013	$1,978,000
2014	$1,153,000
2015	$891,000
Thereafter	$2,350,000

$11,881,000

(8) Intangible Assets

        As of January 31, 2010 and January 31, 2009, the Company had the following acquired intangible assets:

	January 31, 2010				January 31, 2009
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life
Intangible assets subject to amortization:
Covenants not to compete	$879,000	$490,000	$389,000	3-10 years	$879,000	$358,000	$521,000	3-10 years
Customer relationships	9,147,000	1,628,000	7,519,000	3-15 years	8,596,000	876,000	7,720,000	3-15 years
Accreditations and certifications	20,000	9,000	11,000	5 years	20,000	5,000	15,000	5 years
Trademarks and tradenames	58,000	3,000	55,000	3 years	—	—	—

Total	$10,104,000	$2,130,000	$7,974,000		$9,495,000	$1,239,000	$8,256,000

Intangible assets not subject to amortization:
Goodwill			$14,769,000				$12,070,000
Trademarks and tradenames			400,000				400,000

Total			$15,169,000				$12,470,000

        Amortization expense for intangible assets was $891,000 and $835,000 for the twelve months ended January 31, 2010 and 2009, respectively. The aggregate amortization for the next five years is estimated to be $902,000, $841,000, $741,000, $694,000 and $694,000 for fiscal years 2011 through 2015, respectively.

        The changes in the carrying amount of goodwill were as follows:

Net balance as of January 31, 2008	$10,471,000
Acquisitions and other (a)	1,599,000

Net balance as of January 31, 2009	12,070,000

Acquisitions and other (b)	2,699,000

Net balance as of January 31, 2010	$14,769,000

(a)
Acquisitions and other include $1,674,000 related to acquisition of Elliott and a reduction of $280,000 related to the sale of IT Staffing.

(b)
Acquisitions and other include $2,041,000 related to USTL earn-out and $499,000 related to the acquisition of Unitek.

(9)    Accrued Expenses

        A summary of accrued expenses at January 31 is as follows:

	2010	2009
Compensation and employee benefits	$6,162,000	$5,023,000
Other	4,758,000	2,915,000

Total accrued expenses	$10,920,000	$7,938,000

        Other accrued expenses in fiscal year 2010 include accrued earn-out payable of $2,041,000 for the acquisition of USTL.

(10)    Contingencies

        The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(11)    Quarterly Financial Data (Unaudited)

	Three months ended,
2010	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$28,692,000	$28,736,000	$32,801,000	$32,495,000
Gross profit	7,406,000	8,136,000	9,330,000	9,068,000
Income from continuing operations	540,000	852,000	1,125,000	788,000
Income from discontinued operations	—	—	—	—
Basic earnings per common share
Income from continuing operations	0.06	0.09	0.12	0.08
Income from discontinued operations	—	—	—	—

Net income	0.06	0.09	0.12	0.08

Diluted earnings per common share
Income from continuing operations	0.06	0.09	0.11	0.08
Income from discontinued operations	—	—	—	—

Net income	0.06	0.09	0.11	0.08

Weighted average common shares outstanding	9,299,000	9,303,000	9,319,000	9,417,000
Dilutive effect of stock options	152,000	303,000	581,000	577,000
Weighted average common shares outstanding, assuming dilution	9,451,000	9,606,000	9,900,000	9,994,000

(11)    Quarterly Financial Data (Unaudited) (Continued)

	Three months ended,
2009	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$26,560,000	$30,625,000	$32,391,000	$30,344,000
Gross profit	6,752,000	8,770,000	9,225,000	7,334,000
Income from continuing operations	735,000	1,019,000	1,008,000	216,000
Income (loss) from discontinued operations	(7,000)	111,000	167,000	391,000
Basic earnings per common share
Income from continuing operations	0.08	0.11	0.11	0.02
Income from discontinued operations	—	0.01	0.02	0.04

Net income	0.08	0.12	0.13	0.07

Diluted earnings per common share
Income from continuing operations	0.08	0.11	0.10	0.02
Income from discontinued operations	—	0.01	0.02	0.04

Net income	0.08	0.12	0.12	0.06

Weighted average common shares outstanding	8,868,000	9,118,000	9,280,000	9,299,000
Dilutive effect of stock options	581,000	465,000	417,000	296,000
Weighted average common shares outstanding, assuming dilution	9,449,000	9,583,000	9,697,000	9,595,000

(12)    Subsequent Events

        On April 22, 2010, the Company sold its property in Fredericksburg, Virginia for a sales price of $3,395,000. $1 million will be paid to the Company in monthly installments under a promissory note at 8.5% interest rate and the remaining balance of $2.3 million net of costs was paid in cash. The Company is considering an exchange under section 1031 of the Internal Revenue code of 1986.

        Subsequent events have been evaluated up to and including the date these financial statements were issued.

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

Changes in Internal Controls Over Financial Reporting

        As required by Rule 13a-15(d) under the Exchange Act, the Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, there has been no such change during the Company's fourth fiscal quarter.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of January 31, 2010.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        Pursuant to temporary SEC rules, our management's report on internal control over financial reporting is furnished with this annual report and shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act or Exchange Act.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 16, 2010 are incorporated herein by reference.

  Corporate Officers of the Company

Name	Age	Position
Douglas Briskie	46	Senior Vice President. He has been associated with the Company since 1987.
Aaron Cohen	73	Senior Vice President and Vice Chairman of the Board. He has been associated with the Company since 1961.
Derek Coppinger	40	Senior Vice President. He has been associated with the Company since 1998.
Jack Lin	77	Chairman of the Board of the Company. He has been associated with the Company since 1961.
Raffy Lorentzian	54	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. He has been associated with the Company since 1997.
Cynthia Maher	51	Senior Vice President and Corporate Counsel. She has been associated with the Company since 2005.
William McGinnis	51	President and Chief Executive Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	47	Senior Vice President and Chief Operating Officer. He has been associated with the Company since 1997.

        The Company's Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and corporate controller, as well as other employees. A copy of this code of ethics has been posted on the Company's website. Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulations S-K shall be disclosed by posting such information on our website located at http://www.ntscorp.com.

ITEM 11.    EXECUTIVE COMPENSATION.

        The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 16, 2010 is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 16, 2010 are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The section entitled "Certain Relationships and Related Party Transactions" and "Nomination and Election of Directors" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 16, 2010 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information under the heading "Audit Fees and All Other Fees" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders to be held on July 16, 2010 is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A.	Consolidated Financial Statements and Schedules.
Financial statements required by Item 15 are included in Item 8 above.
Financial Statements:
Consolidated Balance Sheets—January 31, 2010 and 2009
Consolidated Statements of Income—Years ended January 31, 2010 and 2009
Consolidated Statements of Shareholders' Equity—Years ended January 31, 2010 and 2009
Consolidated Statements of Cash Flows—Years ended January 31, 2010 and 2009
Notes to Consolidated Financial Statements

Schedule
Schedule Supporting Financial Statements:
	Valuation and Qualifying Accounts and Reserves	II
B.	Exhibits.

2.1	Asset Purchase Agreement, dated as of January 23, 2004, by and among National Technical Systems, Inc., NTS Technical Systems, Robert Wakefield, Randolph Fairfield, Calvin Milam, E&C Holdings, Inc., Peterson Builders, Inc., and DTI Holdings LLC. (filed January 30, 2004 and is incorporated herein by reference thereto).
2.2	Pro forma financial information related to the acquisition of DTI Holdings LLC. (filed with the Company's 8-K/A on March 22, 2004 and is incorporated herein by reference thereto).
2.3	Interests Purchase Agreement dated December 5, 2007 among NTS Technical Systems, the 2007 Richard W. Mouser Revocable Trust, the Richard W. Mouser Revocable Trust, the Debra S. Mouser Revocable Trust, Richard W. Mouser and Debra S. Mouser (filed with the Company's 8-K on December 11, 2007 and is incorporated herein by reference thereto).
2.4	Pro forma financial information related to the acquisition of United States Test Laboratory, LLC (USTL) (filed with the Company's 8-K/A on February 20, 2008 and is incorporated herein by reference thereto).

3.1	Articles of Incorporation of National Technical Systems, Inc., a California corporation, as amended to date. (filed with the Company's Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).
3.2	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on May 29, 1996 and as amended by amendment number one thereto, adopted on June 25, 1999. (filed with the Company's Annual Report on Form 10-K on April 28, 2004 and is incorporated herein by reference thereto).
3.3	Bylaws of National Technical Systems, Inc., a California corporation, as adopted on December 14, 2004. (filed on September 13, 2006 and is incorporated herein by reference thereto).
10.1	Form of the Company's 1994 Stock Option Plan (filed as Appendix B to the Company's Proxy Statement for Annual Meeting of June 30, 1994, and is incorporated herein by reference thereto).
10.2	Amendment to the Company's 1994 Stock Option Plan (filed as Proposal No. 3 to the Company's Proxy Statement for Annual Meeting of June 26, 1998, and is incorporated herein by reference thereto).
10.3	Form of the Company's 2002 Stock Option Plan (filed as Proposal 2 to the Company's Proxy Statement for Annual Meeting of June 28, 2002, and is incorporated herein by reference thereto).
10.4	Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (filed on September 12, 2002 and is incorporated herein by reference thereto).
10.5	Amendment number two to revolving credit agreement between the Company and Comerica Bank effective November 25, 2002 (filed on December 13, 2002 and is incorporated herein by reference thereto).
10.6	Amendment number three to revolving credit agreement between the Company and Comerica Bank effective July 21, 2003 (filed on September 11, 2003 and is incorporated herein by reference thereto).
10.7	Amendment number four to revolving credit agreement between the Company and Comerica Bank effective July 30, 2004 (filed on December 15, 2004 and is incorporated herein by reference thereto).
10.8	Employment agreement between the Company and Dr. Jack Lin dated April 28, 2005 (filed on May 3, 2005 and is incorporated herein by reference thereto).
10.9	Amendment number five to revolving credit agreement between the Company and Comerica Bank effective July 1, 2005 (filed on September 14, 2005 and is incorporated herein by reference thereto).
10.10	Amendment number six to revolving credit agreement between the Company and Comerica Bank effective March 29, 2006 (filed on March 30, 2006 and is incorporated herein by reference thereto).
10.11	Amendment number seven to revolving credit agreement between the Company and Comerica Bank effective September 21, 2006 (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.12	National Technical Systems, Inc. 2006 Long-Term Incentive Plan (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.13	National Technical Systems, Inc. 2006 Supplemental Executive Retirement Plan (filed on December 14, 2006 and is incorporated herein by reference thereto).
10.14	Amendment number eight to revolving credit agreement between the Company and Comerica Bank effective September 26, 2007 (filed on December 13, 2007 and is incorporated herein by reference thereto).

10.15	Amendment No. nine to Revolving Credit Agreement dated December 5, 2007 among the registrant, certain subsidiaries of the registrant, Comerica Bank and First Bank (filed on December 11, 2007 and is incorporated herein by reference thereto).
10.16	Amendment No. ten to Revolving Credit Agreement dated June 5, 2008 among the registrant, certain subsidiaries of the registrant, Comerica Bank and First Bank (filed on September 15, 2008 and is incorporated herein by reference thereto).
10.17	National Technical Systems Inc. 2006 Equity Incentive Plan (filed on December 14, 2009 and is incorporated herein by reference thereto).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of NQA, Inc. Independent Auditors and Report of Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.
April 28, 2010	By	/s/ WILLIAM MCGINNIS William McGinnis, Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JACK LIN Jack Lin, Chairman of the Board April 29, 2010	/s/ AARON COHEN Aaron Cohen, Senior Vice President and Vice Chairman of the Board April 28, 2010
/s/ WILLIAM MCGINNIS William McGinnis, Chief Executive Officer (Principal Executive Officer) April 28, 2010	/s/ RAFFY LORENTZIAN Raffy Lorentzian, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) April 29, 2010
/s/ ROBERT I. LIN Robert I. Lin, Director April 29, 2010	/s/ JOHN GIBBONS John Gibbons, Director April 28, 2010
/s/ DAN YATES Dan Yates, Director April 28, 2010	/s/ DONALD J. TRINGALI Donald J. Tringali, Vice Chairman of the Board April 28, 2010
/s/ NORMAN S. WOLFE Norman S. Wolfe, Director April 28, 2010	/s/ JOHN S. FOSTER John S. Foster, Director April 27, 2010

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2010 and 2009

Description	Balance at beginning of period	Additions— charged to costs and expenses	Write-offs net of recoveries	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended January 31, 2010
2010	$1,274,000	$440,000	$(714,000)	$1,000,000
2009	$907,000	$672,000	$(305,000)	$1,274,000

II