Form 10-Q
period 2010-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2010-06-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

or

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
YES  ☐  NO  ☒

The number of shares of common stock, no par value, outstanding as of June 9, 2010 was 9,535,712.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART  I.   FINANCIAL INFORMATION

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	April 30,	January 31,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,850,000	$7,102,000
Investments	1,950,000	1,893,000
Accounts receivable, less allowance for doubtful accounts of $1,040,000 at April 30, 2010 and $1,000,000 at January 31, 2010	30,160,000	27,777,000
Income taxes receivable	90,000	115,000
Inventories, net	3,437,000	2,659,000
Deferred income taxes	3,786,000	3,561,000
Prepaid expenses	1,196,000	963,000
Total current assets	51,469,000	44,070,000

Property, plant and equipment, at cost	106,885,000	107,550,000
Less: accumulated depreciation	(67,827,000)	(68,804,000)
Net property, plant and equipment	39,058,000	38,746,000

Goodwill	14,780,000	14,769,000
Intangible assets, net	8,134,000	8,374,000
Other assets	3,150,000	4,042,000

TOTAL ASSETS	$116,591,000	$110,001,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,766,000	$5,798,000
Accrued expenses	9,934,000	10,920,000
Income taxes payable	2,181,000	-
Deferred income	2,372,000	1,437,000
Current installments of long-term debt	4,224,000	3,910,000
Total current liabilities	25,477,000	22,065,000

Long-term debt, excluding current installments	30,571,000	31,560,000
Deferred income taxes	8,044,000	7,835,000
Deferred compensation	1,217,000	1,169,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 9,500,000 as of April 30, 2010 and 9,449,000 as of January 31, 2010	17,615,000	17,297,000
Retained earnings	33,225,000	29,679,000
Accumulated other comprehensive loss	(153,000)	(127,000)
Total shareholders' equity	50,687,000	46,849,000
Noncontrolling interests	595,000	523,000
Total equity	51,282,000	47,372,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$116,591,000	$110,001,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for the Three Months Ended April 30, 2010 and 2009

	2010	2009

Net revenues	$36,132,000	$28,692,000
Cost of sales	25,348,000	21,286,000
Gross profit	10,784,000	7,406,000

Selling, general and administrative expense	7,442,000	6,093,000
Equity loss from non-consolidated subsidiary	17,000	31,000
Operating income	3,325,000	1,282,000
Other income (expense):
Interest expense, net	(296,000)	(396,000)
Other income (expense), net	2,991,000	(69,000)
Total other income (expense), net	2,695,000	(465,000)

Income before income taxes and noncontrolling interests	6,020,000	817,000
Income taxes	2,402,000	328,000

Income before noncontrolling interests	3,618,000	489,000
Net (income) loss attributable to noncontrolling interests	(72,000)	51,000

Net income	$3,546,000	$540,000

Net income per common share:
Basic	$0.37	$0.06
Diluted	$0.35	$0.06

Weighted average common shares outstanding	9,465,000	9,299,000
Dilutive effect of stock options and nonvested shares	559,000	152,000
Weighted average common shares outstanding, assuming dilution	10,024,000	9,451,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended April 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,546,000	$540,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,787,000	1,781,000
Bad debt write-offs, net	40,000	169,000
Gain on sale of assets	(3,017,000)	-
Loss on retirement of assets	13,000	-
Gain on investments	(69,000)	(44,000)
Life insurance premium	12,000	12,000
Undistributed earnings of affiliate	72,000	(51,000)
Deferred income taxes	(16,000)	(131,000)
Share based compensation	241,000	64,000
Tax benefit from stock options exercised	14,000	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(2,307,000)	433,000
Inventories	(778,000)	(108,000)
Prepaid expenses	(233,000)	(170,000)
Other assets and intangibles	-	10,000
Accounts payable	968,000	(1,252,000)
Accrued expenses	981,000	265,000
Income taxes payable	2,181,000	(576,000)
Deferred income	935,000	882,000
Deferred compensation	48,000	(94,000)
Income taxes receivable	25,000	2,000
Net cash provided by operating activities	4,443,000	1,732,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,123,000)	(1,414,000)
Investment in life insurance	-	(50,000)
Proceeds from sale of life insurance	1,826,000	-
Acquisitions of businesses, USTL earn-out payment	(2,053,000)	-
Proceeds from sale of property	2,293,000	-
Investment in retirement funds	-	(176,000)
Net cash used in investing activities	(57,000)	(1,640,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	508,000	-
Repayments of current and long-term debt	(1,183,000)	(1,070,000)
Proceeds from stock options exercised	63,000	-
Net cash used by financing activities	(612,000)	(1,070,000)
Effect of exchange rate changes on cash	(26,000)	(15,000)

Net increase (decrease) in cash and cash equivalents	3,748,000	(993,000)
Beginning cash and cash equivalents balance	7,102,000	9,364,000

ENDING CASH BALANCE	$10,850,000	$8,371,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (“NTS” or the “Company”) and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets.  These statements should not be construed as representing pro rata results of the Company’s fiscal year ending January 31, 2011 and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2010.

The statements presented as of April 30, 2010 and for the three months ended April 30, 2010 and 2009 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

2.	Income Taxes

Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period.

The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits or obligations will significantly change due to the settlement of examinations or the expiration of statutes of limitation during the next twelve months.

3.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities.  During the three months ended April 30, 2010, total comprehensive income was $3,520,000 which includes foreign currency translation gain of $26,000.  During the three months ended April 30, 2009, total comprehensive income was $525,000 which includes foreign currency translation loss of $15,000.

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

7.	Intangible Assets

The following table summarizes the Company’s intangible assets:

Index

As of April 30, 2010  and January 31, 2010, the Company had the following acquired intangible assets:

	April 30, 2010				January 31, 2010
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$879,000	$523,000	$356,000	3-10 years	$879,000	$490,000	$389,000	3-10 years
Customer relationships	9,147,000	1,829,000	7,318,000	3-15 years	9,147,000	1,628,000	7,519,000	3-15 years
Accreditations and certifications	20,000	10,000	10,000	5 years	20,000	9,000	11,000	5 years
Trademarks and tradenames	58,000	8,000	50,000	3 years	58,000	3,000	55,000	3 years
Total	$10,104,000	$2,370,000	$7,734,000		$10,104,000	$2,130,000	$7,974,000

Intangible assets not subject to amortization:

Goodwill			$14,780,000				$14,769,000
Trademarks and tradenames			400,000				400,000
Total			$15,180,000				$15,169,000

8.	Employee Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of April 30, 2010 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2010	1,071,617	$3.53	2. 85	$2,269,000
Granted	-	-
Exercised	(20,500)	3.07
Canceled, forfeited or expired	(1,500)	3.25
Outstanding at April 30, 2010	1,049,617	$3.54	2. 63	$1,803,000
Exercisable at April 30, 2010	1,049,617	$3.54	2. 63	$1,803,000

For the three months ended April 30, 2010 and 2009, potentially dilutive securities representing approximately 1,000 and 630,187 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

There was no compensation expense related to stock options in the current quarter compared to $9,000 for the three months ended April 30, 2009. As of April 30, 2010, there was no unamortized stock-based compensation expense related to unvested stock options.

The Company’s non-vested shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $76,000 for the three months ended April 30, 2010.  As of April 30, 2010, 181,000 non-vested shares were outstanding at a weighted average grant date value of $4.38. As of April 30, 2010, there was $715,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 39 months.

The Company recognized $165,000 in compensation expense related to the issuance of common stock for services rendered.

Index

9.	Fair Value Measurement

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

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligations at April 30, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$1,950,000	$1,950,000	$-	$-
Earn-out for Unitek acquisition	797,000	-	-	797,000
Total	$2,747,000	$1,950,000	$-	$797,000

The fair value of the contingent consideration related to the Unitek acquisition was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.  Key assumptions include the discount rate and probability adjusted revenues.

10.	Elliott Laboratories, Inc. Earn-Out Consideration

The acquisition of Elliott Laboratories, Inc., on June 6, 2008, included an agreement to pay the sellers up to a maximum of $1,275,000 in earn-out consideration, plus $84,000 in additional consideration for tax benefits that resulted from the acquisition transaction, payable in Company stock and cash contingent upon the achievement by Elliott Laboratories of certain targets over the 24 months immediately following the closing of the transaction.  This will be added to the purchase price and result in an increase to goodwill in the second quarter of fiscal 2011.

11.	United States Test Laboratory, LLC earn-out payment

Payment of earn-out consideration for United States Test Laboratory, LLC (USTL) of $2,053,000 was made on March 5, 2010. The earn-out consideration was previously added to the purchase price and recorded as an increase to goodwill in fiscal 2010.

12.	Sale of Virginia Property

On April 22, 2010, the Company sold its property in Fredericksburg, Virginia for a sales price of $3,395,000.  $1,000,000 will be paid to the Company in 120 monthly installments under a promissory note at an 8.5% interest rate.  The remaining balance of $2,300,000 net of costs was held in a trust account until June 9, 2010. The gain of $3,017,000 from the sale of the property was included in other income in the current quarter.

13.	Subsequent Events

Subsequent events have been evaluated up to and including the date these financial statements were issued.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010 and the  consolidated financial statements included elsewhere in this report.

GENERAL

The Company is a diversified business to business services organization that supplies technical services to the defense, aerospace, telecommunications, automotive, energy and high technology markets. Through its wide range of testing facilities and certification services, the Company’s services allow its customers the ability to sell their products globally and enhance their overall competitiveness.  NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

The Company operates facilities throughout the United States and in Japan, Vietnam, Canada and Germany, providing highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation. In addition, it performs management registration and certification services to ISO related standards.

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto.  All information is based upon operating results of the Company for the three-month periods ended April 30, 2010 and 2009.

RESULTS OF OPERATIONS
REVENUES
Three months ended April 30,	2010	% Change	2009	Diff
(Dollars in thousands)
Total revenues	$36,132	25.9%	$28,692	$7,440

For the three months ended April 30, 2010, consolidated revenues increased by $7,440,000 or 25.9% when compared to the same period in fiscal 2010, primarily due to the  solid performance in the aerospace and defense markets in the current quarter compared to the same period in the prior year.  $2,303,000 of the increase was from the acquisition of Unitek Technical Services on November 30, 2009. The strong organic growth of $5,137,000 or 17.9% was as a result of several factors: capital investments on unique capabilities, capacity expansion, recent large contract wins and improved efficiencies.

GROSS PROFIT
Three months ended April 30,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$10,784	45.6%	$7,406	$3,378
% to total revenues	29.8%		25.8%	4.0%

Total gross profit for the three months ended April 30, 2010 increased by $3,378,000 or 45.6% when compared to the same period in fiscal 2010.  Gross profit margin, as a percentage of revenues increased by 4.0%, primarily due to the strong increase in revenues in the defense market, which normally carries higher margin contracts.  In addition, this increase was also due to fixed costs not increasing proportionately with revenues.

Index

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$7,442	22.1%	$6,093	$1,349
% to total revenues	20.6%		21.2%	(0.6)%

Total selling, general and administrative expenses increased by $1,349,000 or 22.1% for the three months ended April 30, 2010 when compared to the same period in fiscal 2010. Selling, general and administrative expenses at Unitek, acquired on November 30, 2009, were $335,000. The remaining increase of $1,014,000 or 16.6% in selling, general and administrative expenses was primarily due to (1) costs and incentive compensation related to the increase in revenues, (2) compensation and other sales costs  associated with the investment in the engineering services group, innovation and marketing activities, (3) additional expenses related to the development of a new Enterprise Resource Planning (ERP) system and (4) additional accounting costs related to Sarbanes-Oxley Section 404 compliance preparation fees.

OPERATING INCOME
Three months ended April 30,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$3,325	159.4%	$1,282	$2,043
% to total revenues	9.2%		4.5%	4.7%

Operating income for the three months ended April 30, 2010 increased by $2,043,000 or 159.4% when compared to the same period in fiscal 2010, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses. Operating income as a percentage of revenues increased by 4.7% to 9.2% in the current quarter compared to the same period in the prior year.

INTEREST EXPENSE

Net interest expense decreased by $100,000 to $296,000 in the three months ended April 30, 2010 when compared to the same period in the prior year, primarily due to lower interest rates and lower average debt balances in the current quarter compared to the same period in the prior year.

OTHER INCOME

Other income was $2,991,000 for the three months ended April 30, 2010, compared to other expense of $69,000 for the same period in the prior year. The income in the current year was primarily due to the gain on the sale of the Company’s Virginia property of $3,017,000 and the net gain recognized from insurance recovery of $269,000 related to the fire at the Company’s Fullerton facility in the prior year, partially offset by other non-recurring expenses.

INCOME TAXES

The income tax provision rate for the three months ended April 30, 2010 was 39.9% compared to the 40.1% income tax rate for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

NET INCOME

Net income for the three months ended April 30, 2010 was $3,546,000 compared to $540,000 for the same period in fiscal 2010, an increase of $3,006,000 or 556.7%. This increase was primarily due to the $3,060,000 increase in other income and the $2,043,000 increase in operating income, partially offset by higher income taxes.

OFF BALANCE SHEET ARRANGEMENTS

None.

Index

BUSINESS ENVIRONMENT

The aerospace and defense markets generate approximately 69% of the Company’s overall revenue.  Commercial airplane deliveries have slowed due to the global economic conditions of the past two years, exacerbated by Airbus’ and Boeing’s inability to field the A380 and B787, respectively.  Market conditions, however, are expected to rebound with the B787 (Dreamliner), now in flight test and aging fleets needing replacement by more fuel efficient aircraft.  Forecasts call for some 29,000 new aircraft valued at over $3.2 trillion through 2020.  Original Equipment Manufacturers continue to move toward large scale integration, consolidation around core competencies, outsourcing, and globalization.  We expect these trends to continue to present significant opportunity for NTS to fill capability gaps that emerge in the product development cycles of its customers.  The careful positioning of NTS’ Life Cycle Product Services—engineering, testing, and supply chain services—allows the Company to profit in both down and up markets.  In the down market, NTS fills the capability gaps that its customers cannot afford to maintain on a full-time basis.  When the market is up, NTS fills capacity gaps during surge periods.

The defense market is subject to the funding vagaries of the current administration and a greater propensity for in-sourcing in certain areas.  Recently, NTS has seen increased activity from government laboratories in competition with its body armor testing. To date, there has been no decline in business, but NTS could be impacted negatively on future, related body armor contracts.  Other high-profile programs have been eliminated, but Defense Research, Development, Testing, and Evaluation (RDT&E) spending is expected to be up 4% at around $80 billion in the current year.  Severe political pressure has increased cost consciousness in the Department of Defense.  Today, there is heavy scrutiny on maintaining test and production schedules leading toward increased outsourcing from Government-run test facilities to independent private sector test labs.  NTS’ competitive cost structure and significant breadth of capability have resulted in increased market share.  As is the case in the aerospace market, the Company’s unique Life Cycle Product Services value proposition acts counter to defense market economic cycles, providing opportunity to fill gaps in growing and declining conditions.

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

NTS made substantial investments in the last two years in engineering services and the Company is now well positioned to support the anticipated increased demand for integrated engineering services in the aerospace and defense markets as a result of continued outsourcing activity. The Company has developed capability and capacity to support large and regional commercial transport aircraft and business aircraft. The focus within the defense market is on developing capability and capacity around weapons systems. The Company anticipates a growing demand for engineering services for military aircraft, general aviation, space craft and unmanned vehicles.

The energy market, is improving in both nuclear and solar energy, including power generation and distribution. The Company also provides dedication and certification work for the international community. The Company believes there is a positive outlook for this market as the government and industry search for alternative energy solutions.

In the automotive industry, alternative fuel vehicle testing is showing signs of growth; however the industry in general remains weak.  The Company has experienced a decrease in both revenues and earnings in recent years as a result of troubles in the automotive industry.

Notwithstanding the foregoing and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $4,443,000 in the three months ended April 30, 2010 primarily consisted of net income of $3,546,000, adjusted for changes in working capital of $1,820,000, non-cash items of $1,787,000 in depreciation and amortization,  share-based compensation of $241,000 and other adjustments of $66,000,  partially offset by gain on sale of assets of $3,017,000.  Net cash provided by operating activities of $1,732,000 in the three months ended April 30, 2009 primarily consisted of net income of $540,000 adjusted for non-cash items of $1,781,000 in depreciation and amortization and write off of receivables of $169,000, partially offset by changes in working capital of $608,000, deferred income taxes $131,000 and other adjustments of $19,000.

Net cash used in investing activities in the three months ended April 30, 2010 of $57,000 was primarily attributable to capital spending of $2,123,000 and cash used to acquire businesses of $2,053,000, partially offset by proceeds from sale of property of $2,293,000 and proceeds from sale of life insurance of $1,826,000.  Net cash used in investing activities in the three months ended April 30, 2009 of $1,640,000 was primarily attributable to capital spending of $1,414,000, investment in retirement funds of $176,000 and investment in life insurance of $50,000.

Net cash used in financing activities in the three months ended April 30, 2010 of $612,000 consisted of repayment of debt of $1,183,000, partially offset by proceeds from borrowing of $508,000 and proceeds from stock options exercised of $63,000.  Net cash used in financing activities in the three months ended April 30, 2009 of $1,070,000 consisted of repayment of debt of $1,070,000.

The Company has a Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and Bank of the West, as lender, holding 40%. This agreement matures on December 1, 2012. The credit facility is structured as follows:

(a)
$16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at April 30, 2010 was $13,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $3,000,000 as of April 30, 2010.

(b)
$9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000.  Interest and principal payments of $321,000 are made quarterly with the remaining principal due at the maturity date. The outstanding balance on Term Loan A at April 30, 2010 was $5,648,000.

(c)
$12,650,000 in Term Loan B which was used to acquire United States Test Laboratory on December 5, 2007. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000.  Interest is paid quarterly and the principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.  The remaining principal is due at the maturity date. The outstanding balance on Term Loan B at April 30, 2010 was $8,409,000.

(d)
$6,000,000 in Term Loan C which was used to acquire Elliott Laboratories and pay off two existing mortgage notes with other banks. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period. The outstanding balance on Term Loan C at April 30, 2010 was $3,967,000.

In addition to the Comerica agreement, the Company has an additional $2,059,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was compliant with all bank covenants as of April 30, 2010.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,212,000 at April 30, 2010, for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. (IMS).

Index

Management is not aware of any significant demands for capital funds that may materially affect short or long-term liquidity in the form of large fixed asset acquisitions, unusual working capital commitments or contingent liabilities.  In addition, the Company has made no material commitments for capital expenditures. The Company’s long-term debt may be accelerated if the Company fails to meet its covenants with its banks. The Company believes that the cash flow from operations and the revolving line of credit will be sufficient to fund its operations for the next twelve months.  The Company has from time to time made acquisitions of other businesses.  The Company believes that it has adequate borrowing capability to absorb such acquisitions.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010, filed with the Securities and Exchange Commission on April 30, 2010.

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

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.  Based on that evaluation, there has been no such change during the Company’s current fiscal quarter.

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

There have been no material changes in the Company’s risk factors since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2010 filed with the Securities and Exchange Commission on April 30, 2010.

Item 2.	Unregistered Sales of Equity Securities

The Company granted 25,000 and 5,000 shares of common stock to Donald Tringali and John Gibbons, respectively for services performed outside of their normal responsibilities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date:	June 14, 2010	By: /s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)