Form 10-Q
period 2010-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2010-09-13
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

or

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
YES  ☐  NO  ☒

The number of shares of common stock, no par value, outstanding as of September 8, 2010 was 10,099,289.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At July 31, 2010	At January 31, 2010
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,978,000	$7,102,000
Investments	2,293,000	1,893,000
Accounts receivable, less allowance for doubtful accounts of $865,000 at July 31, 2010 and $1,000,000 at January 31, 2010	29,501,000	27,777,000
Income taxes receivable	92,000	115,000
Inventories, net	4,291,000	2,659,000
Deferred income taxes	3,805,000	3,561,000
Prepaid expenses	1,289,000	963,000
Total current assets	46,249,000	44,070,000

Property, plant and equipment, at cost	111,165,000	107,550,000
Less: accumulated depreciation	(69,420,000)	(68,804,000)
Net property, plant and equipment	41,745,000	38,746,000

Goodwill	16,139,000	14,769,000
Intangible assets, net	7,905,000	8,374,000
Other assets	3,029,000	4,042,000

TOTAL ASSETS	$115,067,000	$110,001,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,594,000	$5,798,000
Accrued expenses	9,137,000	10,920,000
Income taxes payable	720,000	-
Deferred income	2,006,000	1,437,000
Current installments of long-term debt	4,619,000	3,910,000
Total current liabilities	24,076,000	22,065,000

Long-term debt, excluding current installments	28,365,000	31,560,000
Deferred income taxes	7,859,000	7,835,000
Deferred compensation	1,283,000	1,169,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 10,036,000 as of July 31, 2010 and 9,449,000 as of January 31, 2010	19,522,000	17,297,000
Retained earnings	33,409,000	29,679,000
Accumulated other comprehensive loss	(171,000)	(127,000)
Total shareholders' equity	52,760,000	46,849,000
Noncontrolling interests	724,000	523,000
Total equity	53,484,000	47,372,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$115,067,000	$110,001,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for Six Months Ended July 31, 2010 and 2009

	2010	2009

Net revenues	$70,657,000	$57,428,000
Cost of sales	50,560,000	41,886,000
Gross profit	20,097,000	15,542,000

Selling, general and administrative expense	14,765,000	12,533,000
Equity loss from non-consolidated subsidiary	47,000	35,000
Operating income	5,285,000	2,974,000
Other income (expense):
Interest expense, net	(583,000)	(723,000)
Other income, net	3,189,000	135,000
Total other income (expense), net	2,606,000	(588,000)

Income before income taxes and noncontrolling interests	7,891,000	2,386,000
Income taxes	3,151,000	966,000

Income before noncontrolling interests	4,740,000	1,420,000
Net (income) loss attributable to noncontrolling interests	(201,000)	(28,000)

Net income	$4,539,000	$1,392,000

Net income per common share:
Basic	$0.47	$0.15
Diluted	$0.45	$0.15

Weighted average common shares outstanding	9,585,000	9,301,000
Dilutive effect of stock options and nonvested shares	575,000	285,000

Weighted average common shares outstanding, assuming dilution	10,160,000	9,586,000

Cash dividends per common share	$0.07	$0.06

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for the Three Months Ended July 31, 2010 and 2009

	2010	2009

Net revenues	$34,525,000	$28,736,000
Cost of sales	25,212,000	20,600,000
Gross profit	9,313,000	8,136,000

Selling, general and administrative expense	7,323,000	6,440,000
Equity loss from non-consolidated subsidiary	30,000	4,000
Operating income	1,960,000	1,692,000
Other income (expense):
Interest expense, net	(287,000)	(327,000)
Other income, net	198,000	204,000
Total other expense, net	(89,000)	(123,000)

Income before income taxes and noncontrolling interests	1,871,000	1,569,000
Income taxes	749,000	638,000

Income before noncontrolling interests	1,122,000	931,000
Net (income) loss attributable to noncontrolling interests	(129,000)	(79,000)

Net income	$993,000	$852,000

Net income per common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Weighted average common shares outstanding	9,705,000	9,303,000
Dilutive effect of stock options and nonvested shares	577,000	303,000

Weighted average common shares outstanding, assuming dilution	10,282,000	9,606,000

Dividend per common share
Cash	$0.07	$0.06

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,539,000	$1,392,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,608,000	3,597,000
Bad debt (recoveries) write-offs, net	(134,000)	276,000
Gain on sale of assets	(3,017,000)	-
Loss on retirement of assets	14,000	8,000
Gain on investments	(62,000)	(160,000)
Life insurance premium	37,000	37,000
Undistributed earnings of affiliate	201,000	28,000
Deferred income taxes	(220,000)	(171,000)
Share based compensation	317,000	135,000
Tax benefit from stock options exercised	167,000	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,474,000)	173,000
Inventories	(1,632,000)	(526,000)
Prepaid expenses	(326,000)	(64,000)
Other assets and intangibles	136,000	54,000
Accounts payable	1,796,000	(1,704,000)
Accrued expenses	184,000	(150,000)
Income taxes payable	720,000	(950,000)
Deferred income	569,000	894,000
Deferred compensation	114,000	(47,000)
Income taxes receivable	23,000	126,000
Net cash provided by operating activities	5,560,000	2,948,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,403,000)	(3,185,000)
Investment in life insurance	(15,000)	(118,000)
Proceeds from sale of life insurance	1,826,000	-
Acquisitions of businesses, USTL and Elliott earn-out payments	(2,149,000)	(159,000)
Proceeds from sale of property	2,293,000	-
Investment in retirement funds	(375,000)	(351,000)
Net cash used in investing activities	(4,823,000)	(3,813,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	1,524,000	2,328,000
Repayments of current and long-term debt	(4,010,000)	(4,304,000)
Net cash dividends paid by NQA, Inc.	(99,000)	-
Cash dividends paid	(710,000)	(558,000)
Proceeds from stock options exercised	478,000	-
Common stock repurchase	-	(58,000)
Net cash used by financing activities	(2,817,000)	(2,592,000)
Effect of exchange rate changes on cash	(44,000)	18,000

Net decrease in cash and cash equivalents	(2,124,000)	(3,439,000)
Beginning cash and cash equivalents balance	7,102,000	9,364,000

ENDING CASH BALANCE	$4,978,000	$5,925,000

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

The statements presented as of July 31, 2010 and for the three and six months ended July 31, 2010 and 2009 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.           Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities.  During the six months ended July 31, 2010, total comprehensive income was $4,495,000 which includes foreign currency translation gain of $44,000.  During the six months ended July 31, 2009, total comprehensive income was $1,400,000 which includes foreign currency translation gain of $18,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited formerly NICEIC Group Limited (“NICEIC, Ltd.”).  Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.

6.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

7.	Intangible Assets

The following table summarizes the Company’s intangible assets:

Index

As of July 31, 2010 and January 31, 2010, the Company had the following acquired intangible assets:

	July 31, 2010				January 31, 2010
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenants not to compete	$879,000	$555,000	$324,000	3-10 years	$879,000	$490,000	$389,000	3-10 years
Customer relationships	9,147,000	2,020,000	7,127,000	3-15 years	9,147,000	1,628,000	7,519,000	3-15 years
Accreditations and certifications	20,000	11,000	9,000	5 years	20,000	9,000	11,000	5 years
Trademarks and tradenames	58,000	13,000	45,000	3 years	58,000	3,000	55,000	3 years
Total	$10,104,000	$2,599,000	$7,505,000		$10,104,000	$2,130,000	$7,974,000

Intangible assets not subject to amortization:

Goodwill			$16,139,000				$14,769,000
Trademarks and tradenames			400,000				400,000
Total			$16,539,000				$15,169,000

8.	Employee Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of July 31, 2010 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2010	1,071,617	$3.92	2.85	2,269,000
Granted	-	-
Exercised	(331,942)	2.68
Canceled, forfeited or expired	(7,375)	3.58
Outstanding at July 31, 2010	732,300	$3.92	3.02	$2,870,000
Exercisable at July 31,2010	732,300	$3.92	3.02	$2,870,000

For the three months ended July 31, 2009, potentially dilutive securities representing approximately 30,417 shares of common stock, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.  No such dilutive securities were outstanding as of July 31, 2010.

Compensation expense related to stock options was $17,000 for the six months ended July 31, 2009.  No similar expense was incurred during the six months ended July 31, 2010 and as of July 31, 2010, there was no unamortized stock-based compensation expense related to unvested stock options.

The Company’s non-vested restricted shares, which were part of the 2006 Equity Incentive Plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $152,000 for the six months ended July 31, 2010.  As of July 31, 2010, 157,000 non-vested shares were outstanding at a weighted average grant date value of $4.95. As of July 31, 2010, there was $698,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 48 months.

The Company recognized $165,000 in compensation expense related to the issuance of common stock for services rendered in the first quarter.

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

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligations at July 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$2,293,000	$2,293,000	$-	$-
Earn-out for Unitek acquisition	868,000	-	-	868,000
Total	$3,161,000	$2,293,000	$-	$868,000

The fair value of the contingent consideration related to the Unitek acquisition was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.  Key assumptions include the discount rate and probability adjusted revenues.

10.	Elliott Laboratories, Inc. Earn-Out Consideration

Payment of earn-out consideration for Elliott Laboratories, Inc. of $1,359,000 was made on June 24, 2010.  The earn-out consisted of Company stock of 230,000 shares or $1,263,000 and cash of $96,000.  This was added to the purchase price and recorded as an increase to goodwill in the current quarter.

11.	United States Test Laboratory, LLC earn-out payment

Payment of earn-out consideration for United States Test Laboratory, LLC (USTL) of $2,053,000 was made on March 5, 2010. The earn-out consideration was previously added to the purchase price and recorded as an increase to goodwill in fiscal 2010.

12.	Sale of Virginia Property

On April 22, 2010, the Company sold its property in Fredericksburg, Virginia for a sales price of $3,395,000.  $1,000,000 will be paid to the Company in 120 monthly installments under a promissory note at an 8.5% interest rate. The gain of $3,017,000 from the sale of the property was included in other income in the first quarter.

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

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto.  All information is based upon unaudited operating results of the Company for the three and six-month periods ended July 31, 2010 and 2009.

RESULTS OF OPERATIONS
REVENUES
Six months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)
Total revenues	$70,657	23.0%	$57,428	$13,229

For the six months ended July 31, 2010, consolidated revenues increased by $13,229,000 or 23.0% when compared to the same period in fiscal 2010.  Organic growth of $8,133,000 or 14.2% was primarily due to continued strong performance in the aerospace and defense markets as a result of the Company’s investments in additional capability and capacity. Acquisition growth of   $5,096,000 or 8.9% was from the purchase of Unitek Technical Services on November 30, 2009.

GROSS PROFIT
Six months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$20,097	29.3%	$15,542	$4,555
% to total revenues	28.4%		27.1%	1.3%

Total gross profit for the six months ended July 31, 2010 increased by $4,555,000 or 29.3% when compared to the same period in fiscal 2010.  Gross profit margin, as a percentage of revenues increased by 1.3%, primarily due to the strong increase in revenues in the defense market, which normally carries higher margin contracts.  In addition, this increase was also due to fixed costs not increasing proportionately with revenues.

Index

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$14,765	17.8%	$12,533	$2,232
% to total revenues	20.9%		21.8%	(0.9)%

Total selling, general and administrative expenses increased by $2,232,000 or 17.8% for the six months ended July 31, 2010 when compared to the same period in fiscal 2010. Selling, general and administrative expenses at Unitek, acquired on November 30, 2009, were $617,000. The remaining increase of $1,615,000 or 12.9% in selling, general and administrative expenses was primarily due to (1) compensation and other sales costs associated with the investment in the engineering services group, innovation and marketing activities, (2) costs and incentive compensation related to the increase in revenues and (3) additional expenses related to the development of a new Enterprise Resource Planning (ERP) system.

OPERATING INCOME
Six months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$5,285	77.7%	$2,974	$2,311
% to total revenues	7.5%		5.2%	2.3%

Operating income for the six months ended July 31, 2010 increased by $2,311,000 or 77.7% when compared to the same period in fiscal 2010, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses. Operating income as a percentage of revenues increased by 2.3% to 7.5% in the current year when compared to the same period in the prior year.

INTEREST EXPENSE

Net interest expense decreased by $140,000 to $583,000 in the six months ended July 31, 2010 when compared to the same period in the prior year, primarily due to lower interest rates and lower average debt balances in the current year compared to the same period in the prior year.

OTHER INCOME

Other income was $3,189,000 for the six months ended July 31, 2010, compared to other income of $135,000 for the same period in the prior year. The income in the current year was primarily due to the gain on the sale of the Company’s Virginia property of $3,017,000 and the net gain recognized from insurance recovery of $836,000 related to fires at the Company’s Fullerton and Plano facilities in the prior year, partially offset by adjustments to the earn-out for Unitek Technical Services and other non-recurring expenses.

INCOME TAXES

The income tax provision rate for the six months ended July 31, 2010 was 39.9% compared to the 40.5% income tax rate for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

NET INCOME

Net income for the six months ended July 31, 2010 was $4,539,000 compared to $1,392,000 for the same period in fiscal 2010, an increase of $3,147,000 or 226.1%. This increase was primarily due to the $3,054,000 increase in other income and the $2,311,000 increase in operating income, partially offset by higher income taxes.

Index

RESULTS OF OPERATIONS
REVENUES
Three months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)
Total revenues	$34,525	20.1%	$28,736	$5,789

For the three months ended July 31, 2010, consolidated revenues increased by $5,789,000 or 20.1% when compared to the same period in fiscal 2010.  Organic growth of $2,996,000 or 10.4% was primarily due to an increase in revenues in the aerospace and defense markets as a result of the Company’s investments in additional capability and capacity. Acquisition growth of   $2,793,000 or 9.7% was from the purchase of Unitek Technical Services on November 30, 2009.

GROSS PROFIT
Three months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$9,313	14.5%	$8,136	$1,177
% to total revenues	27.0%		28.3%	(1.3)%

Total gross profit for the three months ended July 31, 2010 increased by $1,177,000 or 14.5% when compared to the same period in fiscal 2010.  Gross profit margin, as a percentage of revenues decreased by 1.3%. Quarter to quarter fluctuations in gross margin reflect changes in the mix of services sold and capacity utilization at some of the Company’s recently expanded operations.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$7,323	13.7%	$6,440	$883
% to total revenues	21.2%		22.4%	(1.2)%

Total selling, general and administrative expenses increased by $883,000 or 13.7% for the three months ended July 31, 2010 when compared to the same period in fiscal 2010. Selling, general and administrative expenses at Unitek, acquired on November 30, 2009, were $282,000. The remaining increase of $601,000 or 9.3% in selling, general and administrative expenses was primarily due to (1) costs and incentive compensation related to the increase in revenues, (2) compensation and other sales costs associated with the investment in the engineering services group, innovation and marketing activities and (3) additional expenses related to the development of a new Enterprise Resource Planning (ERP) system.

OPERATING INCOME
Three months ended July 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$1,960	15.8%	$1,692	$268
% to total revenues	5.7%		5.9%	(0.2)%

Operating income for the three months ended July 31, 2010 increased by $268,000 or 15.8% when compared to the same period in fiscal 2010, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

INTEREST EXPENSE

Net interest expense decreased by $40,000 to $287,000 in the three months ended July 31, 2010 when compared to the same period in the prior year, primarily due to lower interest rates and lower average debt balances in the current quarter compared to the same period in the prior year.

Index

OTHER INCOME

Other income was $198,000 for the three months ended July 31, 2010, compared to other income of $204,000 for the same period in the prior year. The income in the current year was primarily due to the net gain recognized from insurance recovery of $566,000 related to fires at the Company’s Fullerton and Plano facilities in the prior year, partially offset by an adjustment to the earn-out for Unitek Technical Services and other non-recurring expenses.

INCOME TAXES

The income tax provision rate for the three months ended July 31, 2010 was 40.0% compared to the 40.7% income tax rate for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

NET INCOME

Net income for the three months ended July 31, 2010 was $993,000 compared to $852,000 for the same period in fiscal 2010, an increase of $141,000 or 16.5%. This increase was primarily due to the increase in operating income, partially offset by higher income taxes.

OFF BALANCE SHEET ARRANGEMENTS

None.

BUSINESS ENVIRONMENT

The aerospace and defense markets generate approximately 68% of the Company’s overall revenue as compared to 59% for the six months ended July 31, 2009.  Commercial airplane deliveries have slowed due to the global economic conditions of the past two years, exacerbated by Airbus’ and Boeing’s inability to field the A380 and B787, respectively.  Market conditions, however, are expected to rebound with the B787 (Dreamliner), now in flight test and aging fleets needing replacement by more fuel efficient aircraft.  Forecasts call for some 29,000 new aircraft valued at over $3.2 trillion through 2020.  Original Equipment Manufacturers continue to move toward large scale integration, consolidation around core competencies, outsourcing, and globalization.  We expect these trends to continue to present significant opportunity for NTS to fill capability gaps that emerge in the product development cycles of its customers.  The careful positioning of NTS’ Life Cycle Product Services—engineering, testing, and supply chain services—allows the Company to profit in both down and up markets.  In the down market, NTS fills the capability gaps that its customers cannot afford to maintain on a full-time basis.  When the market is up, NTS fills capacity gaps during surge periods.

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

The telecommunications market remains relatively flat with some signs of improvement, particularly in the Silicon Valley market. However the wireless market, a subset of the telecommunications market, is showing a relatively strong rebound. Carriers are delivering voice, video and data using fiber networks. New means of delivery may increase the demand for certification of suppliers’ premises equipment, and certification of new central office equipment. The Company, with multiple EMI and EMC facilities, including its Elliott Laboratories facilities in the Silicon Valley, is well equipped to grow in this market.

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

Index

The energy market, is improving in both nuclear and solar energy, including power generation and distribution. The Company also provides dedication and certification work for the international community. The Company believes there is a positive outlook for this market as the government and industry search for alternative energy solutions.

In the automotive industry, alternative fuel vehicle testing is showing signs of growth; however the industry in general remains relatively weak.  The Company has experienced a recent uptick in orders particularly from legislation driven emissions programs.

Notwithstanding the foregoing and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $5,560,000 in the six months ended July 31, 2010 primarily consisted of net income of $4,539,000, adjusted for non-cash items of $3,608,000, share-based compensation of $317,000, undistributed earnings of affiliate of $201,000, tax benefit from stock options exercised of $167,000, changes in working capital of $110,000 and other adjustments of $51,000, partially offset by gain on sale of assets of $3,017,000, deferred income taxes of $220,000, recoveries of receivables of $134,000 and gain on investments of $62,000.  Net cash provided by operating activities of $2,948,000 in the six months ended July 31, 2009 primarily consisted of net income of $1,392,000 adjusted for non-cash items of $3,597,000 in depreciation and amortization, write off of receivables of $276,000, share-based compensation of $135,000, life insurance premium of $37,000, undistributed earnings of affiliate of $28,000 and loss on retirement of assets of 8,000, offset by changes in working capital of $2,194,000, deferred income taxes $171,000 and gain on investments of $160,000.

Net cash used in investing activities in the six months ended July 31, 2010 of $4,823,000 was primarily attributable to capital spending of $6,403,000 and cash used for acquisitions related earn-out payments of $2,149,000, investment in retirement funds of $375,000 and investment in life insurance of $15,000, partially offset by proceeds from sale of property of $2,293,000 and proceeds from sale of life insurance of $1,826,000.  Net cash used in investing activities in the six months ended July 31, 2009 of $3,813,000 was primarily attributable to capital spending of $3,185,000, investment in retirement funds of $351,000, acquisitions of businesses, net of cash acquired of $159,000 and investment in life insurance of $118,000.

Net cash used in financing activities in the six months ended July 31, 2010 of $2,817,000 consisted of repayment of debt of $4,010,000, cash dividends paid of $710,000, net cash dividends paid by NQA, Inc. of $99,000, partially offset by proceeds from borrowing of $1,524,000 and proceeds from stock options exercised of $478,000.  Net cash used in financing activities in the six months ended July 31, 2009 of $2,592,000 consisted of repayment of debt of $4,304,000, cash dividends paid of $558,000 and common stock repurchase of $58,000, partially offset by proceeds from borrowing of $2,328,000.

The Company has a Revolving Credit Agreement with Comerica Bank, as agent and lender, holding 60%, and Bank of the West, as lender, holding 40%. This agreement matures on December 1, 2012. The credit facility is structured as follows:

(a)
$16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at July 31, 2010 was $11,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $5,000,000 as of July 31, 2010.

(b)
$9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000.  Interest and principal payments of $321,000 are made quarterly with the remaining principal due at the maturity date. The outstanding balance on Term Loan A at July 31, 2010 was $5,327,000.

(c)
$12,650,000 in Term Loan B which was used to acquire United States Test Laboratory on December 5, 2007. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000.  Interest is paid quarterly and the principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.  The remaining principal is due at the maturity date. The outstanding balance on Term Loan B at July 31, 2010 was $8,092,000.

(d)
$6,000,000 in Term Loan C which was used to acquire Elliott Laboratories and pay off two existing mortgage notes with other banks. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period. The outstanding balance on Term Loan C at July 31, 2010 was $3,967,000.

In addition to the Comerica agreement, the Company has an additional $3,014,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was compliant with all bank covenants as of July 31, 2010.

Index

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,084,000 at July 31, 2010, for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. (IMS).

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

10.4 - Amendment number one to revolving credit agreement between NTS and Comerica Bank effective July 17, 2002 (originally filed on September 12, 2002).

10.9 - Amendment number five to revolving credit agreement between NTS and Comerica Bank effective July 1, 2005 (originally filed on September 14, 2005).

10.11 - Amendment number seven to revolving credit agreement between NTS and Comerica Bank effective September 21, 2006 (originally filed on December 14, 2006).

10.15 - Amendment number nine to revolving credit agreement dated December 5, 2007 among the registrant, certain subsidiaries of the registrant, Comerica Bank and First Bank (originally filed on December 11, 2007).

10.16 - Amendment number ten to revolving credit agreement dated June 5, 2008 among the registrant, certain subsidiaries of the registrant, Comerica Bank and First Bank (originally filed on September 15, 2008).

10.17 – National Technical Systems Inc. 2006 Equity Incentive Plan (originally filed on December 14, 2009).

Index

10.18 - Revolving credit agreement between NTS and Comerica Bank dated November 21, 2001 (originally filed on December 13, 2001).

10.19 – National Technical Systems Inc. 2006 Supplemental Executive Retirement Plan as amended and restated, effective December 31, 2008.

10.20 – National Technical Systems Inc. 2006 Long-Term Incentive Plan as amended and restated, effective December 31, 2008.

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date:	September 13, 2010	By:	/s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the registrant and as principal financial officer)