Form 10-Q
period 2010-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2010-12-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

or

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
YES  ☐  NO  ☒

The number of shares of common stock, no par value, outstanding as of December 8, 2010 was 10,142,590.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	October 31,	January 31,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,906,000	$7,102,000
Investments	2,548,000	1,893,000
Accounts receivable, less allowance for doubtful accounts of $620,000 at October 31, 2010 and $1,000,000 at January 31, 2010	32,147,000	27,777,000
Income taxes receivable	52,000	115,000
Inventories, net	4,340,000	2,659,000
Deferred income taxes	3,725,000	3,561,000
Prepaid expenses	1,197,000	963,000
Total current assets	48,915,000	44,070,000

Property, plant and equipment, at cost	113,737,000	107,550,000
Less: accumulated depreciation	(71,032,000)	(68,804,000)
Net property, plant and equipment	42,705,000	38,746,000

Goodwill	16,139,000	14,769,000
Intangible assets, net	7,682,000	8,374,000
Other assets	2,981,000	4,042,000

TOTAL ASSETS	$118,422,000	$110,001,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,089,000	$5,798,000
Accrued expenses	10,922,000	10,920,000
Income taxes payable	444,000	-
Deferred income	1,576,000	1,437,000
Current installments of long-term debt	4,799,000	3,910,000
Total current liabilities	24,830,000	22,065,000

Long-term debt, excluding current installments	28,409,000	31,560,000
Deferred income taxes	8,407,000	7,835,000
Deferred compensation	1,358,000	1,169,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 10,140,000 as of October 31, 2010 and 9,449,000 as of January 31, 2010	20,118,000	17,297,000
Paid-in capital	-	-
Retained earnings	34,541,000	29,679,000
Accumulated other comprehensive loss	(164,000)	(127,000)
Total shareholders' equity	54,495,000	46,849,000
Noncontrolling interests	923,000	523,000
Total equity	55,418,000	47,372,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$118,422,000	$110,001,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for Nine Months Ended October 31, 2010 and 2009

	2010	2009

Net revenues	$109,679,000	$90,229,000
Cost of sales	78,869,000	65,357,000
Gross profit	30,810,000	24,872,000

Selling, general and administrative expense	23,309,000	19,546,000
Equity loss from non-consolidated subsidiary	111,000	51,000
Operating income	7,390,000	5,275,000
Other income (expense):
Interest expense, net	(866,000)	(1,020,000)
Other income, net	3,719,000	156,000
Total other income (expense), net	2,853,000	(864,000)

Income before income taxes and noncontrolling interests	10,243,000	4,411,000
Income taxes	4,172,000	1,796,000

Income before noncontrolling interests	6,071,000	2,615,000
Net income attributable to noncontrolling interests	(400,000)	(98,000)

Net income	$5,671,000	$2,517,000

Net income per common share:
Basic	$0.58	$0.27
Diluted	$0.55	$0.26

Weighted average common shares outstanding	9,755,000	9,307,000
Dilutive effect of stock options and nonvested shares	559,000	387,000
Weighted average common shares outstanding, assuming dilution	10,314,000	9,694,000

Cash dividends per common share	$0.07	$0.06

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for the Three Months Ended October 31, 2010 and 2009

	2010	2009

Net revenues	$39,022,000	$32,801,000
Cost of sales	28,309,000	23,471,000
Gross profit	10,713,000	9,330,000

Selling, general and administrative expense	8,544,000	7,013,000
Equity loss from non-consolidated subsidiary	64,000	16,000
Operating income	2,105,000	2,301,000
Other income (expense):
Interest expense, net	(283,000)	(297,000)
Other income, net	530,000	21,000
Total other income (expense), net	247,000	(276,000)

Income before income taxes and noncontrolling interests	2,352,000	2,025,000
Income taxes	1,021,000	830,000

Income before noncontrolling interests	1,331,000	1,195,000
Net income attributable to noncontrolling interests	(199,000)	(70,000)

Net income	$1,132,000	$1,125,000

Net income per common share:
Basic	$0.11	$0.12
Diluted	$0.11	$0.11

Weighted average common shares outstanding	10,096,000	9,319,000
Dilutive effect of stock options and nonvested shares	484,000	581,000
Weighted average common shares outstanding, assuming dilution	10,580,000	9,900,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Nine Months Ended October 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,671,000	$2,517,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,443,000	5,411,000
Bad debt (recoveries) write-offs, net	(380,000)	222,000
Gain on sale of assets	(3,017,000)	-
Loss on retirement of assets	14,000	8,000
Gain on investments	(141,000)	(212,000)
Life insurance premium	49,000	49,000
Undistributed earnings of affiliate	400,000	97,000
Deferred income taxes	408,000	(181,000)
Share based compensation	398,000	229,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(3,874,000)	(3,389,000)
Inventories	(1,681,000)	(199,000)
Prepaid expenses	(234,000)	102,000
Other assets	194,000	117,000
Accounts payable	1,291,000	(1,123,000)
Accrued expenses	1,969,000	1,882,000
Income taxes payable	444,000	(644,000)
Deferred income	139,000	773,000
Deferred compensation	189,000	14,000
Income taxes receivable	63,000	125,000
Net cash provided by operating activities	7,345,000	5,798,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,975,000)	(4,760,000)
Investment in life insurance	(25,000)	(184,000)
Proceeds from sale of life insurance	1,826,000	-
Acquisitions of businesses, earn-out payments	(2,149,000)	(159,000)
Proceeds from sale of assets	2,293,000	-
Investment in retirement funds	(563,000)	(527,000)
Net cash used in investing activities	(7,593,000)	(5,630,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	4,482,000	2,808,000
Repayments of current and long-term debt	(6,744,000)	(5,126,000)
Net cash dividends paid by NQA, Inc.	(99,000)	-
Cash dividends paid	(710,000)	(566,000)
Proceeds from stock options exercised	800,000	46,000
Tax benefit from stock options exercised	360,000	-
Common stock repurchase	-	(58,000)
Net cash used in financing activities	(1,911,000)	(2,896,000)
Effect of exchange rate changes on cash	(37,000)	47,000

Net decrease in cash and cash equivalents	(2,196,000)	(2,681,000)
Beginning cash and cash equivalents balance	7,102,000	9,364,000

ENDING CASH AND CASH EQUIVALENTS BALANCE	$4,906,000	$6,683,000

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

The statements presented as of October 31, 2010 and for the three and nine months ended October 31, 2010 and 2009 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities.  During the nine months ended October 31, 2010, total comprehensive income was $5,634,000 which includes foreign currency translation loss of $37,000.  During the nine months ended October 31, 2009, total comprehensive income was $2,564,000 which includes foreign currency translation gain of $47,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited formerly NICEIC Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.  The balance in noncontrolling interests as of January 31, 2010 was $523,000.  Net income attributable to noncontrolling interests for the nine months ended October 31, 2010 was $400,000, resulting in a balance of $923,000 as of October 31, 2010.

6.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

7.	Intangible Assets

The following table summarizes the Company’s intangible assets:

Index

As of October 31, 2010  and January 31, 2010, the Company had the following acquired intangible assets:

	October 31, 2010				January 31, 2010
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenants not to compete	$879,000	$588,000	$291,000	3-10 years	$879,000	$490,000	$389,000	3-10 years
Customer relationships	9,147,000	2,204,000	6,943,000	3-15 years	9,147,000	1,628,000	7,519,000	3-15 years
Accreditations and certifications	20,000	12,000	8,000	5 years	20,000	9,000	11,000	5 years
Trademarks and tradenames	58,000	18,000	40,000	3 years	58,000	3,000	55,000	3 years
Total	$10,104,000	$2,822,000	$7,282,000		$10,104,000	$2,130,000	$7,974,000

Intangible assets not subject to amortization:

Goodwill			$16,139,000				$14,769,000
Trademarks and tradenames			400,000				400,000
Total			$16,539,000				$15,169,000

Change in goodwill is primarily due to earn-out payment related to Elliot Laboratories acquisition.

8.	Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of October 31, 2010 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2010	1,071,617	$3.92	2.85	$2,269,000
Granted	-	-
Exercised	(426,542)	2.85
Canceled, forfeited or expired	(8,875)	3.48
Outstanding at October 31, 2010	636,200	$3.99	2.99	$2,469,000
Exercisable at October 31, 2010	636,200	$3.99	2.99	$2,469,000

For the three months ended October 31, 2009, potentially dilutive securities representing approximately 24,000 shares of common stock, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.  No such dilutive securities were outstanding as of October 31, 2010.

Compensation expense related to stock options was $25,000 for the nine months ended October 31, 2009.  No similar expense was incurred during the nine months ended October 31, 2010 and as of October 31, 2010, there was no unamortized stock-based compensation expense related to unvested stock options.

The Company’s non-vested restricted shares, which were part of the 2006 Equity Incentive Plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $233,000 for the nine months ended October 31, 2010.  As of October 31, 2010, 148,000 non-vested shares were outstanding at a weighted average grant date value of $4.81. As of October 31, 2010, there was $710,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 45 months.

Index

The Company recognized $165,000 in compensation expense related to the issuance of common stock for services rendered in the first quarter.

Adoption of a shareholders rights plan

On September 21, 2010 the Board of Directors adopted a shareholders rights plan.  Pursuant to the Shareholders Rights Agreement entered into to effect the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock on the record date of October 1, 2010.  The rights also attach to subsequently issued shares of common stock. Each right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of the Company's Series A Junior Participating Preferred Stock, no par value ("Preferred Stock"), at a per-share exercise price of $30.00 in cash, subject to adjustment.  The rights will expire at the close of business on September 20, 2020, unless earlier redeemed or exchanged by the Company.  The Board will review the rights plan at least once every year to determine whether any action by the Board is necessary or appropriate.

The rights will be exercisable ten days following the earlier of the public announcement that a shareholder has acquired 15% or more of the Company's common stock without Board approval or the announcement of a tender offer which would result in the ownership of 15% or more of the Company's common stock.  The rights also will become exercisable if a person or group that already owns 15% or more of the Company's common stock, without Board approval, acquires any additional shares (other than pursuant to the Company's employee benefit plans). The date on which any of these events occur is referred to as the "Distribution Date."  The rights will not be exercisable by a shareholder whose acquisition of securities triggered the rights (an "Acquiring Person"), or such Acquiring Person's affiliates or associates.

Until the Distribution Date, the rights will be represented by the common stock certificates.  After the Distribution Date, separate certificates or other evidences of ownership representing the rights will be mailed to holders of record of the common shares (other than to any Acquiring Person or any associate or affiliate thereof), and thereafter such separate rights certificates will represent the rights.

In the event any shareholder becomes an Acquiring Person, except pursuant to certain permitted offers, each holder of a right will thereafter have the right to receive, upon exercise thereof, for the exercise price, that number of one one-hundredths (1/100ths) of a share of Preferred Stock equal to the number of common shares which at the time of the applicable triggering transaction would have a market value of twice the exercise price.  The Board may, in its discretion, issue substitute securities, including common shares, in whole or in part, for the shares of Preferred Stock.

In the event that, at any time following the time a shareholder becomes an Acquiring Person, (i) the Company merges or combines into or with any Acquiring Person, or any of its affiliates, associates or other related persons or (ii) 50% or more of the Company's assets or earning power is sold or transferred in one or a series of related transactions, each holder of a right (except an Acquiring Person or its affiliates or associates) will thereafter have the right to receive, upon exercise at the initial exercise price of the right, that number of shares of common stock of the acquiring company which equals the exercise price divided by one-half of the current market price of such common stock at the date of the occurrence of the event.

The Company may at any time redeem the rights in whole but not in part, at a redemption price of $0.001 per right (payable in cash, shares of Preferred Stock, shares of common stock or other consideration deemed appropriate by the Board).

At any time following the time a shareholder becomes an Acquiring Person, the Company may exchange the rights (except rights held by an Acquiring Person or its affiliates or associates), in whole or in part, for consideration per right consisting of one-half of the shares of Preferred Stock that would be issuable at such time upon the exercise of one right (or an equivalent value in cash, common shares or other securities).

This summary description of the shareholders rights plan does not purport to be complete and is qualified in its entirety by reference to the Shareholder Rights Agreement and the other documents referenced therein.

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

Index

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

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligations at October 31, 2010:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$2,548,000	$2,548,000	$-	$-
Earn-out for Unitek acquisition	985,000	-	-	985,000
Total	$3,533,000	$2,548,000	$-	$985,000

The fair value of the contingent consideration related to the Unitek acquisition was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.  Key assumptions include the discount rate and probability adjusted revenues.

10.	Elliott Laboratories, Inc. Earn-Out Consideration

Payment of earn-out consideration for Elliott Laboratories, Inc. of $1,359,000 was made on June 24, 2010.  The earn-out consisted of Company stock of 230,000 shares or $1,263,000 and cash of $96,000.  This was added to the purchase price and recorded as an increase to goodwill in the second quarter of fiscal 2011.

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

Amended and Restated Credit Agreement

On November 10, 2010, the Company entered into an amended and restated credit agreement with Comerica Bank, as administrative agent, joint lead arranger, bookrunner and as a lender, U.S. Bank National Association, as joint lead arranger, syndication agent and as a lender, and Bank of the West, as a lender, pursuant to which the Company obtained $65 million in senior secured bank financing, consisting of a $20 million five-year term loan, a $25 million five-year revolving credit line and a $20 million five-year acquisition credit line. Funds borrowed under the amended and restated credit agreement are to be used for general corporate purposes, except for funds borrowed under the $20 million five-year acquisition credit line which are to be used for the purchase of certain machinery and equipment or in connection with certain acquisitions.

Index

Principal and Interest Payments. The following summarizes the principal and interest payments applicable to the credit facilities available under the amended and restated credit agreement:

Term Loan. The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either (I) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (II) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals).

Revolving Credit Line. The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015, the maturity date. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio.  In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals).

Acquisition Credit Line. With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the  maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full).

With respect to any credit advance under this line that is used to finance eligible acquisitions, the Company is required to make quarterly principal payments commencing one year after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). No principal payments are due during the first year. The amount of such quarterly principal payments is 1.25% of the aggregate original principal amount of such credit advance during the second year, increasing to 2.50% during the third year and increasing to 3.75% during the fourth and fifth years.

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). For additional information, please refer to the Company’s Form 8-K filed on November 17, 2010.

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

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto.  All information is based upon unaudited operating results of the Company for the three and nine-month periods ended October 31, 2010 and 2009.

RESULTS OF OPERATIONS
REVENUES
Nine months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)
Total revenues	$109,679	21.6%	$90,229	$19,450

For the nine months ended October 31, 2010, consolidated revenues increased by $19,450,000 or 21.6% when compared to the same period in fiscal 2010.  Organic growth of $11,344,000 or 12.6% was primarily due to continued strong performance in the aerospace and defense markets as a result of the Company’s investments in additional capability and capacity, improvement in the automotive market and an increase in the registration service business. Acquisition growth of $8,106,000 or 9.0% was from the purchase of Unitek Technical Services on November 30, 2009.

GROSS PROFIT
Nine months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$30,810	23.9%	$24,872	$5,938
% to total revenues	28.1%		27.6%	0.5%

Index

Total gross profit for the nine months ended October 31, 2010 increased by $5,938,000 or 23.9% when compared to the same period in fiscal 2010.  Gross profit margin increased slightly primarily due to the improvement in the automotive market and improved efficiencies. Gross margins in the remaining markets were relatively the same as the prior year.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$23,309	19.3%	$19,546	$3,763
% to total revenues	21.3%		21.7%	(0.4)%

Total selling, general and administrative expenses increased by $3,763,000 or 19.3% for the nine months ended October 31, 2010 when compared to the same period in fiscal 2010. Selling, general and administrative expenses at Unitek, acquired on November 30, 2009, were $947,000. The remaining increase of $2,816,000 or 14.4% in selling, general and administrative expenses was primarily due to increased legal expense related to certain shareholder, acquisition and employment issues, compensation and other sales costs associated with the investment in the engineering services group, innovation and marketing activities and costs and incentive compensation related to the increase in revenues.

OPERATING INCOME
Nine months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$7,390	40.1%	$5,275	$2,115
% to total revenues	6.7%		5.8%	0.9%

Operating income for the nine months ended October 31, 2010 increased by $2,115,000 or 40.1% when compared to the same period in fiscal 2010, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses. Operating income as a percentage of revenues increased by 0.9% to 6.7% in the current year when compared to the same period in the prior year.

INTEREST EXPENSE

Net interest expense decreased by $154,000 to $866,000 in the nine months ended October 31, 2010 when compared to the same period in the prior year, primarily due to lower interest rates and lower average debt balances in the current year compared to the same period in the prior year.

OTHER INCOME

Other income was $3,719,000 for the nine months ended October 31, 2010, compared to other income of $156,000 for the same period in the prior year. The income in the current year was primarily due to the gain on the sale of the Company’s Virginia property of $3,017,000 and the net gain recognized from insurance recovery of $1,378,000 related to fires at the Company’s Fullerton and Plano facilities in the prior year, partially offset by other non-recurring expenses.

INCOME TAXES

The income tax provision rate for the nine months ended October 31, 2010 remained the same at 40.7% when compared to the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

NET INCOME

Net income for the nine months ended October 31, 2010 was $5,671,000 compared to $2,517,000 for the same period in fiscal 2010, an increase of $3,154,000 or 125.3%. This increase was primarily due to the $3,563,000 increase in other income and the $2,115,000 increase in operating income, partially offset by higher income taxes.

Index

RESULTS OF OPERATIONS
REVENUES
Three months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)
Total revenues	$39,022	19.0%	$32,801	$6,221

For the three months ended October 31, 2010, consolidated revenues increased by $6,221,000 or 19.0% when compared to the same period in fiscal 2010.  Organic growth of $3,211,000 or 9.8% was primarily due to an increase in revenues in the aerospace and defense markets as a result of the Company’s investments in additional capability and capacity, improvement in the automotive market and an increase in the registration service business. Acquisition growth of $3,010,000 or 9.2% was from the purchase of Unitek Technical Services on November 30, 2009.

GROSS PROFIT
Three months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$10,713	14.8%	$9,330	$1,383
% to total revenues	27.5%		28.4%	(1.0)%

Total gross profit for the three months ended October 31, 2010 increased by $1,383,000 or 14.8% when compared to the same period in fiscal 2010.  Gross profit margin, as a percentage of revenues decreased by 1.0%. Quarter to quarter fluctuations in gross margin reflect changes in the mix of services sold and capacity utilization at some of the Company’s recently expanded operations.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$8,544	21.8%	$7,013	$1,531
% to total revenues	21.9%		21.4%	0.5%

Total selling, general and administrative expenses increased by $1,531,000 or 21.8% for the three months ended October 31, 2010 when compared to the same period in fiscal 2010. Selling, general and administrative expenses at Unitek, acquired on November 30, 2009, were $329,000. The remaining increase of $1,202,000 or 17.1% in selling, general and administrative expenses was primarily due to increased legal expense related to certain shareholder, acquisition and employment issues, compensation and other sales costs associated with the investment in the engineering services group, innovation and marketing activities and costs and incentive compensation related to the increase in revenues.

OPERATING INCOME
Three months ended October 31,	2010	% Change	2009	Diff
(Dollars in thousands)

Total	$2,105	(8.5)%	$2,301	$(196)
% to total revenues	5.4%		7.0%	(1.6)%

Operating income for the three months ended October 31, 2010 decreased by $196,000 or 8.5% when compared to the same period in fiscal 2010, primarily as a result of the increase in selling, general and administrative expenses partially offset by the increase in gross profit.

Index

INTEREST EXPENSE

Net interest expense decreased by $14,000 to $283,000 in the three months ended October 31, 2010 when compared to the same period in the prior year, primarily due to lower interest rates and lower average debt balances in the current quarter compared to the same period in the prior year.

OTHER INCOME

Other income was $530,000 for the three months ended October 31, 2010, compared to other income of $21,000 for the same period in the prior year. The income in the current quarter was primarily due to the net gain recognized from insurance recovery of $543,000 related to fires at the Company’s Fullerton and Plano facilities in the prior year, partially offset by other non-recurring expenses.

INCOME TAXES

The income tax provision rate for the three months ended October 31, 2010 was 43.4% compared to the 41.0% income tax rate for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

NET INCOME

Net income for the three months ended October 31, 2010 was $1,132,000 compared to $1,125,000 for the same period in fiscal 2010, an increase of $7,000 or 0.6%.

OFF BALANCE SHEET ARRANGEMENTS

None.

BUSINESS ENVIRONMENT

The aerospace and defense markets generate approximately 67% of the Company’s overall revenue as compared to 60% for the nine months ended October 31, 2009.  Commercial airplane deliveries have slowed due to the global economic conditions of the past two years, exacerbated by Airbus’ and Boeing’s inability to field the A380 and B787, respectively.  Market conditions, however, are expected to rebound with the B787 (Dreamliner), now in flight test and aging fleets needing replacement by more fuel efficient aircraft.  Forecasts call for some 29,000 new aircraft valued at over $3.2 trillion through 2020.  Original Equipment Manufacturers continue to move toward large scale integration, consolidation around core competencies, outsourcing, and globalization.  We expect these trends to continue to present significant opportunity for NTS to fill capability gaps that emerge in the product development cycles of its customers.  The careful positioning of NTS’ Life Cycle Product Services—engineering, testing, and supply chain services—allows the Company to profit in both down and up markets.  In the down market, NTS fills the capability gaps that its customers cannot afford to maintain on a full-time basis.  When the market is up, NTS fills capacity gaps during surge periods.

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $7,345,000 in the nine months ended October 31, 2010 primarily consisted of net income of $5,671,000, adjusted for non-cash items of $5,443,000, deferred income taxes of $408,000, undistributed earnings of affiliate of $400,000, share-based compensation of $398,000 and other adjustments of $63,000, partially offset by gain on sale of assets of $3,017,000, changes in working capital of  $1,500,000, recoveries of receivables of $380,000 and gain on investments of $141,000.  Net cash provided by operating activities of $5,798,000 in the nine months ended October 31, 2009 primarily consisted of net income of $2,517,000 adjusted for non-cash items of $5,411,000 in depreciation and amortization, write off of receivables of $222,000, share-based compensation of $229,000, undistributed earnings of affiliate of $97,000, life insurance premium of $49,000,  and loss on retirement of assets of 8,000, offset by changes in working capital of $2,342,000, gain on investments of $212,000 and deferred income taxes of $181,000.

Net cash used in investing activities in the nine months ended October 31, 2010 of $7,593,000 was primarily attributable to capital spending of $8,975,000 and cash used for acquisitions related earn-out payments of $2,149,000, investment in retirement funds of $563,000 and investment in life insurance of $25,000, partially offset by proceeds from sale of property of $2,293,000 and proceeds from sale of life insurance of $1,826,000.  Net cash used in investing activities in the nine months ended October 31, 2009 of $5,630,000 was primarily attributable to capital spending of $4,760,000, investment in retirement funds of $527,000, investment in life insurance of $184,000 and acquisitions of businesses, net of cash acquired of $159,000.

Net cash used in financing activities in the nine months ended October 31, 2010 of $1,911,000 consisted of repayment of debt of $6,744,000, cash dividends paid of $710,000, net cash dividends paid by NQA, Inc. of $99,000, partially offset by proceeds from borrowing of $4,482,000, proceeds from stock options exercised of $800,000 and tax benefit from stock options exercised of $360,000.  Net cash used in financing activities in the nine months ended October 31, 2009 of $2,896,000 consisted of repayment of debt of $5,126,000, cash dividends paid of $566,000 and common stock repurchase of $58,000, partially offset by proceeds from borrowing of $2,808,000 and proceeds from stock options exercised of $46,000.

On November 10, 2010, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  This credit facility, which will mature in 5 years, amends and restates the former credit facility which consisted of a $16.5 million revolving credit line and approximately $16.3 million in existing outstanding term debt.  Interest rates under the new credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.

The previous Credit Agreement was led by Comerica Bank, as agent and lender, holding 60%, and Bank of the West, as lender, holding 40% had the following balances remaining as of October 31, 2010:

(i)
$16,500,000 revolving line of credit with interest rate at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 200 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. There is an annual fee of 25 basis points and a quarterly unused credit fee of 25 basis points. The outstanding balance on the revolving line of credit at October 31, 2010 was $12,500,000. This balance is reflected in the accompanying consolidated balance sheets as long-term. The amount available on the line of credit was $4,000,000 as of October 31, 2010.

(ii)
$9,000,000 in Term Loan A which was used to consolidate previous term loans. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000.  Interest and principal payments of $321,000 are made quarterly with the remaining principal due at the maturity date. The outstanding balance on Term Loan A at October 31, 2010 was $5,005,000.

(iii)
$12,650,000 in Term Loan B which was used to acquire United States Test Laboratory on December 5, 2007. The interest rate is at the agent’s prime rate less 25 basis points, with an option for the Company to convert to loans at the Libor rate plus 225 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000.  Interest is paid quarterly and the principal amount is amortized at the rate of 0% during the first year of the note, 5% in the second year, 10% in the third year and 15% in the fourth and fifth years.  The remaining principal is due at the maturity date. The outstanding balance on Term Loan B at October 31, 2010 was $7,776,000.

(iv)
$6,000,000 in Term Loan C which was used to acquire Elliott Laboratories and pay off two existing mortgage notes with other banks. The interest rate is at the agent’s prime rate with an option for the Company to convert to loans at the Libor rate plus 250 basis points for periods ranging from 30 days to 365 days, with minimum advances of $1,000,000. The principal amount is amortized over a seven-year period. The outstanding balance on Term Loan C at October 31, 2010 was $3,753,000.

Index

In addition to the Comerica agreement, the Company has an additional $3,148,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 5.56% to 7.47%. The Company was compliant with all bank covenants as of October 31, 2010.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,026,000 at October 31, 2010, for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. (IMS).

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

10.21 - Shareholder Rights Agreement dated September 21, 2010 between National Technical Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent. (filed with the Company’s 8-K on September 22, 2010 and is incorporated herein by reference thereto).

10.22 - Form of Certificate of Determination of the Series A Junior Participating Preferred Stock. (filed with the Company’s 8-K on September 22, 2010 and is incorporated herein by reference thereto).

10.23 - Amended and Restated Credit Agreement made as of November 10, 2010, by and among the financial institutions from time to time signatory thereto, Comerica Bank, as Administrative Agent, Joint Lead Arranger and Bookrunner, U.S. Bank National Association, as Joint Lead Arranger and Syndication Agent, and National Technical Systems, Inc. and certain of its subsidiaries. (filed with the Company’s 8-K on November 17, 2010 and is incorporated herein by reference thereto).

10.24 - Amended and Restated Security Agreement dated November 10, 2010, by and among National Technical Systems, Inc. and certain of its subsidiaries in favor of Comerica Bank as administrative agent for and on behalf of the lenders. (filed with the Company’s 8-K on November 17, 2010 and is incorporated herein by reference thereto).

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date:	December 14, 2010	By:	/s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)