Form 10-K
period 2011-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2011-05-02
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________________________________________________
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2011
Commission file number 0-16438
____________________________________________________
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
None
______________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “ large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $58,102,000 (as of July 30, 2010).

The number of shares of registrant's Common Stock outstanding on April 26, 2011 was 10,242,565.

Documents Incorporated by Reference

Portions of the Proxy Statement of the Company for the Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2011

This report contains certain statements that relate to future plans, events or performance. These forward-looking statements involve risks and uncertainties, including risks associated with uncertainties pertaining to customer orders, demand for services and products, development of markets for the companies’ services and products and other risks identified in Item 1A included in this report.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The companies undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

NATIONAL TECHNICAL SYSTEMS, INC.
Annual Report (Form 10-K)
For Year Ended January 31, 2011

PART I

ITEM 1.              BUSINESS.

General

National Technical Systems, Inc. (NTS or the Company) is a leading provider of engineering and testing services to the aerospace, defense, telecommunications, automotive and high technology markets. Through a broad network of resources, NTS provides full product life-cycle support, offering advanced design engineering, compliance, testing, certification, quality registration and program management.

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

Overview

NTS is one of the largest engineering and testing organizations in the U.S., with facilities throughout the country and at locations in Japan, Vietnam, Germany and Canada. NTS provides highly trained technical personnel for product design and evaluation, safety testing, certification and supply chain management to enable customers to sell their products in world markets. In addition, NTS performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries. The Company did not have revenues from a single customer in fiscal year 2011 which represented in excess of 10% of total Company revenues.

Acquisitions

NTS’ growth strategy includes the acquisition of businesses to increase capacity and capability, provide complimentary service offerings, broaden its customer base, and expand its geographic reach.  A significant portion of the Company’s growth comes from acquisitions.  In the past three years, NTS has made four acquisitions, as follows:

On December 16, 2010, the Company acquired Mechtronic Solutions, Inc. (MSI), an engineering services company, located in Albuquerque, New Mexico.  The addition of MSI advances the Company’s full-service integrated engineering services capabilities and provides additional established customers.

On November 30, 2009, NQA, Inc., a 50% owned consolidated subsidiary of NTS, acquired Unitek Technical Services, Inc., located in Centreville, Virginia.  This acquisition broadened the Company’s service offerings to include supply chain management.

On June 6, 2008, the Company acquired Elliott Laboratories, Inc., The acquisition enhanced NTS’ capabilities and capacities in electromagnetic compatibility (EMC), product safety and wireless regulatory testing.  The acquisition included two full-service facilities in the Silicon Valley. The addition of Elliott Laboratories to the NTS organization created one of the largest independent providers of EMC design, test and evaluation services in North America.

 On April 21, 2008, NQA, Inc., a 50% owned consolidated subsidiary of NTS, acquired the assets of International Management Systems, Inc. The acquisition broadened NQA’s customer base and provided NQA a strategic presence for the support of its current and new customers in the Southeast region.

Divestitures

                On November 3, 2008, the Company completed the sale of contracts and certain other assets from its Technical Solutions segment that were associated with information technology services and information technology consulting.  The divestiture of this segment allowed the Company to focus on core competencies and other services that better fit with the Company’s strategy.

Markets

NTS serves customers primarily in the defense, aerospace, telecommunications, automotive, energy, consumer products and industrial products markets. Defense and aerospace markets combined accounted for approximately 66% of the Company’s revenues for the year ended January 31, 2011.

Defense. NTS plays an active role in numerous U.S. defense-related programs, performing a wide variety of defense technology research, development, test, and evaluation (RDT&E) services for the Department of Defense (DOD), military, government and commercial industry.  These services evaluate the weapons, ordnance, munitions, avionics, electronics, hydraulic and pneumatic controls, engines and communication systems that make up the elements of today’s modern battlefield.  The testing platforms include fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command, control and communication systems and missiles and weapons systems.  Testing includes associated system and component level tests of structures, hardware, electronics, personal protective equipment, armor, weapons and ammunition.

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

NTS’ defense group is expanding to include energetic and prototype engineering services, including 2D and 3D CAD modeling; technical data package (TDP) development and modification; finite element analysis (FEA), projectile design and analysis; interior and exterior ballistics analysis, and design and development of custom test hardware and fixturing.  Other services include support of, and procurement and delivery of precision metal parts and explosive loading of prototype hardware.  Additional defense services include design, development, fabrication, and fielding of specialized high speed instrumentation and diagnostics for energetics and hazardous materials and ordnance testing.  This includes custom sensor suite design, fabrication and deployment, often through specialized test facility design.

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

NTS’ engineering services consist of design and analysis of aerospace structures, systems, components and detailed parts as part of customers’ design teams or as a fixed-price work package.  In all cases, NTS’ work product belongs to the customer who retains approval authority and certification responsibility.  Specific capabilities include engineering program management, managed engineering services (on-site management of customer engineering teams), design engineering, analysis, test engineering, test system engineering, failure forensics and expert witnessing.

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

The Company’s initial aerospace market sector focus for offering integrated life cycle product services is in the large commercial transport and general aviation sectors.  Once established, NTS intends to expand its capabilities to broaden its offerings into other sectors such as regional transports, rotorcraft, spacecraft, military fighters and transports and unmanned aerial vehicles.

Telecommunications. NTS provides certification and evaluation of a broad array of telecommunications equipment and systems for manufacturers of central office equipment and the carriers. The Company’s services are performed in accordance with the network equipment building systems (NEBS) specifications and fiber optics general requirements (GRs) as required by the telecommunications industry. NTS is also an independent test laboratory certified and recognized by most carriers, which allows manufacturers to use NTS as a market channel for products tested at original equipment manufacturers’ (OEM) facilities that are being developed for use in the regional bell operating companies’ (RBOCs) central offices.  The Company has been approved as an independent test laboratory (ITL) by the carriers to test and certify central office equipment developed by manufacturers to the NEBS specifications. The Company is currently providing this service at laboratories in California, Massachusetts, Texas, Calgary, Canada and Munich, Germany.  The Company has been approved as an exclusive ITL to offer  Internet TV Setup Box and in home CPE certification of telecom products  based on multimedia over coax (MoCA) certification. The Company is the exclusive certifications provider for Sirius/XM Radio Ready program.   NTS is also a smart grid test compliance provider covering the deployment of  “in-home” smart metering.

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

The Company’s engineering capabilities and services include field support, training, obsolescence evaluations, alternative product selection, finite element analysis, reliability simulation, data acquisition and firmware software validation and verification.  NTS is active in industry task groups that influence the latest dedication guidelines. NTS engineers and technicians involved in the dedication process meet ANSI N45.2.6 Level II Inspectors guidelines.   The Company is actively involved with many vendors in the qualification of parts and components for the next generation of nuclear power plant designs.

Consumer Products. NTS provides certification and evaluation of a broad array of consumer products normally procured for personal use in a residence, school and recreation or otherwise.  This typically includes computer equipment, peripherals, printers and USB enabled devices. These products are subjected to a wide range of electromagnetic compatibility, safety, reliability, usability and interoperability tests to assure reliable and effective use.   Dramatic population growth and income gains in regions such as Asia, Latin America and Africa, coupled with urbanization and global macroeconomic shifts  are growing the market space to which manufacturers are seeking to sell. NTS offers regulatory approval and testing services for these products, offering a “one-stop-shop” service to their customers.  This ensures a shorter time to market for NTS customers.

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

Industry Overview

Manufacturers often fulfill their evaluation testing needs on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive.  Due to regulations requiring third party certification, manufacturers use third party certifiers to position their products for sale in world markets.  NTS is geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the conformity assessment activity necessary to reduce product-handling costs and serve as a market gateway for manufacturers to sell products globally. NTS provides a “one stop” resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

Geographic Locations

In the U.S., NTS’ facilities are located in 23 domestic cities and in 4 international cities. See “Item 2. Properties.”

Business Strategy

Over the last few years, NTS restructured its executive leadership team and initiated a new growth strategy to provide significant focus on corporate development activities within the mid-to longer-term time horizon, while continuing to drive efficiencies and market penetration within the shorter-term fiscal planning time horizon.  The result of this new growth strategy has been to accelerate growth in the Company’s core testing business and expand the Company into high-value adjacent services, such as engineering services, while simultaneously reducing focus on staffing and lower value operations.

NTS’ strategies for continued growth include (1) increasing market share through superior service that distinguishes it from its competition; (2) investing in human resources and physical assets to strengthen existing capabilities; (3) adding new, innovative service offerings to the Company’s repertoire; (4) expanding NTS’ reach across the globe; and (5) implementing a sophisticated, deliberate process to seek, evaluate and acquire companies that can add significant value upon integration with NTS.  These strategies derive from a set of principles and core values that lay the foundation for excellence, growth and value creation for shareholders, employees, customers and society.

Strategies to drive growth and excellence:

To increase revenue, net income, earnings per share and earnings before interest, taxes, depreciation and amortization (EBITDA) NTS focuses on superior capability, outstanding customer service and operational excellence as an enterprise strategy.

Major initiatives in NTS’ business strategy relating to capabilities are:

Innovating around new services and emerging technology markets.  This strategy deals with taking new ideas and converting them into value for customers.  Examples of recent innovative initiatives that have been successful are the high intensity radiated frequency (HIRF) testing, solar loading testing, pyro shock testing for the aerospace market and thermal modeling, simulation and test (TMST), a certification program for the telecom industry to produce more energy efficient network equipment.  Future innovation projects will include evaluating expansion into Asia, liquid hydrogen testing for space launch vehicles, reliability testing for the oil and gas industry, environmental and compliance testing for the smart grid HAN (Home Area Network), energy and test support on renewable energy and cyber security.

Growth through acquisitions.  This strategy deals with acquiring test labs and niche engineering service organizations to increase capacity and capability, broaden our customer base, and expand our geographic reach.  NTS has made several acquisitions over the last three years, and the Company’s ability to successfully integrate operations and retain technical staff and leadership, particularly when acquiring complementary and competitive testing organizations, has helped NTS grow and has provided strong financial returns.

           Major initiatives in the Company’s business strategy to deploy outstanding customer service are:

Access. This strategy deals with the concept of “easy to do business with.”  Access is more than a geographical location.  Even though NTS currently has 27 locations situated geographically so customers have local access to services, it means giving customers the ability to interact with NTS where, when and how they want and providing a professional environment that includes convenient hours, cleanliness, good maintenance and lay-out of facilities.  NTS has also developed a software program, “LabInsight” that allows customers to witness testing while never leaving their location and receive test data streamed live via a web connection.

Understanding customers’ changing needs and requirements. This strategy deals with gaining an understanding of the changing product and test specifications and developing services to fulfill these future requirements.  NTS uses its technical and sales relationships to identify future needs and the information is analyzed in the innovation platform for determining if there is a solid business case for creating value.  This strategy allows NTS to maintain a high level of customer retention.

In addition to NTS’ strategy of having the best capability and providing exceptional customer service NTS is also focused on operational excellence.

Major initiatives in the Company’s business strategy to deploy operational excellence are:

Process Improvement. This strategy deals with automation, lean process, and efficient and effective workspace.  Automation is about using technology to enhance our service and do things faster, more efficiently and at a reduced cost.  NTS is striving to do more for less and simultaneously enhance the overall quality of our service.  Lean process is about driving waste out of process by eliminating non value-added tasks.  Efficient and effective workspace is about simplifying work areas and reducing time by having support equipment and tooling readily available for use.

Enhance Utilization of Resources. This strategy is about having the right balance of resources (people and equipment) across the enterprise so that the Company can perform work at the level customers require and at the appropriate level NTS needs to meet the Company’s strategic goals.  NTS is currently in the process of implementing an Enterprise Resource Planning (ERP) system that will allow measurement of equipment utilization thereby enhancing enterprise scheduling.  This ERP system will also be deployed across all business departments and replace our current outdated system.  The deployment of the ERP system is a major investment for the company. In fiscal year 2011, the Company rolled out the customer relationship module and the quoting module. The Company expects to finalize the development work for the financial module and roll this module out in fiscal year 2012.

Management formally reviews our strategic initiatives on a quarterly basis and management and the full board reviews the strategic plan annually.

Competition

In the aerospace and defense markets, the main competition for independent laboratories is the customers’ internal laboratories, including government laboratories. NTS also competes with a small number of large conformity assessment organizations, within each of the markets it serves, including multinational companies.  It also competes with a large number of small niche oriented test laboratories.  It has competitive advantages in several areas which include the following:  (i) ability to service customers at facilities close to their locations; (ii) ability to provide complete conformity assessment activities at a single location, which reduces product-handling cost for the customers and enhances timeliness of service; (iii) diverse and technically competent employees; and (iv) accreditations that allow NTS test data to be accepted worldwide. Customers can use the Company’s complete services, including quality registration, to position their products for world markets.

Backlog

The Company's backlog was $58,183,000 and $55,331,000 for the years ended January 31, 2011 and 2010, respectively.  Backlog as of January 31, 2010 was adjusted to include backlog of $3,350,000 from the Unitek acquisition.

Intellectual Property

NTS’ technical services and products are not generally dependent upon patent protection, although the Company does selectively seek patent protection. NTS claims a proprietary interest in certain products, software programs, methodologies and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means. The Company has registered its service mark "NTS" with the U.S. Patent and Trademark Office.

Environmental Effect

NTS is subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is our policy to comply with these requirements, and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental impact, however, is inherent in some of our operations, as it is with other companies engaged in similar businesses.

The Company's Santa Clarita, California test facility is located immediately adjacent to property owned by a third party which has been the subject of extensive environmental remediation.  Environmental testing was conducted at the Company’s facility in the fall of 2008, in cooperation with the government agency having oversight responsibility for the adjacent site.  Additional soil vapor testing and water sampling were conducted in 2009, and resulted in the California Department of Toxic Substances Control (DTSC) issuing a letter on January 6, 2010, stating that no further action is required by the Company.  Effective March 12, 2010, the DTSC terminated the Voluntary Compliance Agreement entered into by NTS in 2006.  There are no pending environmental issues at the Santa Clarita, California test facility.

Seasonal Effect

The Company experiences no material seasonal effects.

Employees

The Company employed 1,095 individuals at January 31, 2011 and 1,033 at January 31, 2010, as follows:

	2011	2010

Employees	784	701
Project Employees*	311	332
	1,095	1,033

*The employee count in last year's annual report on Form 10-K did not include 174 project employees from the Unitek acquisition.

AVAILABLE INFORMATION

Our website address is http://www.nts.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

NTS faces competition that can impact the Company’s ability to obtain contracts and negatively impact future revenues and growth prospects.

NTS faces competition from both the Company’s customers’ and competitors.  Some customers have their own in-house testing laboratories. For government related work, the Company also competes with the U.S. Government’s own testing laboratories. If customers increase utilization of existing in-house testing laboratories or expand their own internal testing capacity and capabilities, the amount of work outsourced to NTS could decrease.

NTS may also encounter increased competition from other conformity assessment organizations that may be more specialized and able to concentrate their resources on particular areas.  To remain competitive NTS must consistently provide superior service and performance on a cost-effective basis to our customers.

NTS may fail to attract, train and retain a qualified workforce, including our management team, which would adversely affect our ability to execute our strategy.

To remain competitive, the Company must be able to respond effectively to technological changes and be able to hire, train and retain highly skilled sales, engineering and technical personnel. Any failure to do this could impair our ability to perform our contractual obligations efficiently and timely and to meet our customers’ needs and win new business, which could adversely affect our future results.

NTS may pursue or complete acquisitions which represent additional risk and could impact future financial results.

NTS’ growth strategy includes the likelihood of future acquisitions.  Acquisitions involve a number of risks including the integration of the acquired company with NTS’ operations. NTS completes an extensive due-diligence process prior to acquiring companies but may not be able to anticipate all liabilities or contingencies related to the acquired company.  NTS cannot ensure that the expected benefits of any future acquisitions will be realized.  Costs could be incurred on pursuits of proposed acquisitions that have not yet or may not close which could significantly impact the Company’s future results.

Additionally, after acquisitions are made, unforeseen issues could arise which would adversely affect anticipated future cash flows, causing impairment to goodwill and other intangible assets. Total goodwill and intangible assets account for approximately $31 million or 24% of the Company’s total assets as of January 31, 2011.  An impairment charge could negatively impact the Company’s future earnings.

Anti-takeover provisions could make it more difficult for a third-party to acquire the Company.

NTS adopted a shareholders rights plan which is intended to protect the Company and its shareholders from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its shareholders. The rights will be exercisable ten days following the earlier of the public announcement that a shareholder has acquired 15% or more of the Company's common stock without Board approval and the announcement of a tender offer which results in the ownership of 15% or more of the Company's common stock.  The rights also will become exercisable if a person or group that already owns 15% or more of the Company's common stock, without Board approval, acquires any additional shares (other than pursuant to the Company's employee benefit plans). If the rights become exercisable, all rights holders (other than the person triggering the rights) will be entitled to acquire Company securities at a 50% discount.

The rights will trade with the Company's common stock, unless and until they are separated upon the occurrence of certain future events.  The rights expire September 20, 2020, unless redeemed for $0.001 per right or exchanged earlier by the Board.  The Board may terminate the Rights Plan prior to the time the rights are triggered.

Because the rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Board of Directors, the rights plan could make it more difficult for a third-party to acquire the Company or a significant percentage of the outstanding capital stock, without first negotiating with the Board of Directors.

The use, handling or disposal of hazardous substances could expose the company to potentially significant liabilities.

The Company’s operations sometimes involve the use, handling or disposal of hazardous substances.  NTS is subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. It is our policy to comply with these requirements, and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and resulting financial liability, in connection with our business. Some risk of environmental impact, however, is inherent in some of our operations, as it is with other companies engaged in similar businesses. Failure to comply with regulations could result in civil, criminal, administrative or contractual sanctions, including fines and penalties.

Business disruptions caused by natural disasters and other crises could adversely affect our profitability.

The Company has significant operations located in regions of the United States that may be exposed to earthquakes and other natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or lightning strikes.  The Company’s California facilities, including its principal executive offices, are located near major earthquake fault lines. A major earthquake or any other natural disaster in a region near any of the Company’s facilities, could materially and adversely affect the Company’s business.  Business could also be disrupted by pandemics and other national or international crises.  Although preventative measures may help mitigate damage, the damage and disruption to our business resulting from any of these events may be significant.  If our insurance is not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse impact to our future results.

NTS may not be able to procure sufficient insurance to cover operational and contractual risks.

The Company may not have sufficient insurance to cover operational and contractual risks.  There is also a risk that commercially available insurance will not continue to be available to the Company at a reasonable cost.  While the Company feels it has adequate insurance coverage, if liability claims were to exceed our current available insurance coverage, future earnings could be negatively impacted.

Disruptions or failures in the Company’s management information systems could adversely affect business.

The Company is currently undergoing a conversion to a new Enterprise Resource Planning (ERP) System. Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could have a material impact on operation and accounting functions  such as quoting jobs, billing customers for work complete, collecting amounts that are owed to the Company, and preparing timely and accurate financial reports.

A decline in the U.S. Government defense budget could negatively impact future revenues.

The Company experienced significant growth in recent years, partly due to domestic and worldwide political and economic developments that have positively affected the markets for defense and advanced technology systems. Homeland security and defeating terrorism have been among the Department of Defense’s main initiatives. A slowing in defense spending due to political or budget shifts will put downward pressure on the Company’s revenues and gross margins. Current spending levels for defense related programs by the U.S. Government may not be sustainable and future levels of spending may fail to increase or may actually decrease.  An overall decline in the U.S. government defense budget would negatively impact future earnings.

Adverse general economic and market conditions could cause decreases in the Company’s revenues and earnings.

The Company is subject to the effects of general economic and market conditions (including economic disruption caused by terrorist acts).  A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect the Company’s operating results and financial condition.  In addition, any decreased collectability of accounts receivable whether resulting from customer bankruptcies or otherwise due to the current economic conditions, could negatively impact future earnings.

The Company’s earnings and profit may be adversely impacted by failure to accurately estimate and manage costs, time and resources.

NTS derives revenues from various types of contracts, including fixed price, cost reimbursement and time and materials contracts.  To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts.

Adverse judgments or settlements in legal disputes could require NTS to pay potentially large damage awards, which would adversely affect cash balances and profitability.

The Company is subject to a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business.  Adverse judgments or settlements could result in significant monetary damages.  If our insurance is not sufficient to recover all costs, including related legal expense, there could be a negative impact to the Company’s cash balance and profitability.

The Company’s credit facility contains restrictive covenants that could limit our ability to pursue our business strategies.

If NTS does not meet its covenants, the bank may not advance additional borrowings and may require the Company to pay down outstanding loans.  If this occurred it would limit our ability to pursue our acquisition strategy, limit capital expenditures and would negatively impact the Company’s overall performance.

Stock price devaluation could significantly impact the Company’s ability to raise capital.

A decrease in the Company’s stock price would make it more difficult for the company to raise capital through equity financing, which could impact the Company’s growth strategy.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.
Operations              The Company owns/leases and operates the following properties:

	Owned Properties	Buildings	Land
State	City	(Sq.Ft.)	(Acres)
California	Fullerton	36,000	3
	Santa Clarita	60,000	145
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Total owned properties		152,000	158

	Leased Properties	Buildings	Land
State	City	(Sq.Ft.)	(Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	30,000	561
California	Calabasas	7,000	n/a
	Culver City	24,000	n/a
	Dana Point	900	n/a
	Fremont	26,400	n/a
	Fullerton	42,300	n/a
	Los Angeles (LAX)	16,000	2
	Newark	30,200	n/a
	Ventura	870	n/a
Colorado	Littleton	5,000	n/a
Indiana	Indianapolis	11,000	n/a
Kansas	Wichita	14,600	n/a
Massachusetts	Boxborough	24,000	n/a
Michigan	Detroit	65,000	n/a
New Jersey	Tinton Falls	17,000	n/a
New Mexico	Albuquerque	33,000	2
Texas	Plano	48,000	n/a
Virginia	Rustburg	8,000	33
	Alexandria	1,300	n/a
	Centreville	5,000	n/a

International
Canada	Calgary	14,000	n/a
Germany	Munich	300	n/a
Japan	Yokohama	500	n/a
Vietnam	Ho Chi Minh	1,000	n/a

Total leased properties		442,370	598

The Company believes that the space occupied by all of its operations is adequate for its current and near-term requirements. Should additional space be required, the Company does not anticipate problems in securing such additional space.

Investment Properties

The Company owns approximately 118 acres of unused land in Santa Clarita, California. Since this property does not meet all the criteria for accounting classification as an "asset held for sale" it was classified as land in the accompanying consolidated financial statements.

The Company sold the Fredericksburg, Virginia property on April 22, 2010 for a sales price of $3,395,000.  The gain of $3,017,000 from the sale of the property was included in other income in fiscal year 2011.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company’s business.  In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.        Market Information

The Company's common stock is traded on the Nasdaq Global Market under the symbol "NTSC".  The range of high and low sales prices as reported by the Nasdaq Global Market for each of the quarters of the fiscal years ended January 31, 2011 and 2010 is presented below:

	2011		2010
	High	Low	High	Low
First Quarter	$5.97	$4.90	$3.99	$2.75
Second Quarter	$9.01	$5.00	$4.46	$2.53
Third Quarter	$8.90	$6.39	$5.99	$3.96
Fourth Quarter	$8.35	$6.88	$6.00	$4.98

B.         Holders

As of the close of business on April 26, 2011, there were 697 holders of record of the Company’s common stock.  The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

C.         Dividends

The Company paid a special $0.07 cash dividend per common share on July 19, 2010 to shareholders of record on July 6, 2010. In the prior year, the Company paid a special $0.06 cash dividend per common share on June 12, 2009 to shareholders of record on May 28, 2009. The Company does not have a policy regarding a regular dividend payment and any future dividends declared will be at the discretion of the NTS board.

D.          Sales of Unregistered Securities

On December 16, 2010, the Company acquired Mechtronic Solutions, Inc. (MSI).  The purchase price paid at closing was $6,500,000 in cash and $500,000 in shares of the Company's common stock, which were issued to MSI shareholders.  The $500,000 in stock consisted of 65,703 unregistered shares of the Company's common stock valued at $7.61 per share. The foregoing issuance did not involve any underwriters, underwriting discounts or commissions, and the issuance was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof and the rules and regulations promulgated thereunder as a transaction by an issuer not involving a public offering.  The recipients of the shares were accredited or sophisticated and either received adequate information about the Company or had access, through their relationships with the Company, to such information.  The shares are subject to appropriate stops on transfer.

E.          Repurchases of Equity Securities

On July 10, 2009, the NTS board approved a share repurchase plan whereby the Company may repurchase up to 200,000 shares of its common stock. There were no share repurchases in fiscal year 2011.

ITEM 6.              SELECTED FINANCIAL DATA.

The following selected consolidated financial data are derived from and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below.

	Year Ended January 31,
	2011	2010	2009	2008	2007
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$144,069	$122,724	$119,920	$100,857	$91,004
Gross profit	38,939	33,940	32,081	26,223	23,006
Operating income	7,747	6,700	7,470	5,941	5,102
Interest expense, net	1,219	1,305	2,053	1,950	1,801
Income before income taxes and noncontrolling interests	10,459	5,703	5,402	4,405	3,412
Income taxes	4,676	2,292	2,342	1,709	1,500
Income from continuing operations before noncontrolling interests	5,783	3,411	3,060	2,696	1,912
Less: Net income attributable to noncontrolling interests	(433)	(106)	(82)	(84)	(88)
Income from continuing operations	5,350	3,305	2,978	2,612	1,824

Income (loss) from discontinued operations, net of tax	-	-	662	3	(243)

Net income	$5,350	$3,305	$3,640	$2,615	$1,581

Basic earnings per common share
Income from continuing operations	$0.54	$0.35	$0.33	$0.30	$0.21
Income (loss) from discontinued operations	-	-	0.07	0.00	(0.03)
Net income	$0.54	$0.35	$0.40	$0.30	$0.18

Diluted earnings per common share
Income from continuing operations	$0.51	$0.34	$0.31	$0.28	$0.19
Income (loss) from discontinued operations	-	-	0.07	0.00	(0.03)
Net income*	$0.51	$0.34	$0.38	$0.28	$0.17

Weighted average common shares outstanding	9,861	9,334	9,141	8,795	8,705
Dilutive effect of stock options	535	415	456	662	800
Weighted average common shares outstanding, assuming dilution	10,396	9,749	9,597	9,457	9,505
Cash dividends paid per common share	$0.07	$0.06	$0.02	$-	$-

BALANCE SHEET DATA:
Working capital	$30,641	$22,005	$23,379	$19,145	$15,087
Total assets	129,326	110,001	106,522	90,892	74,839
Long-term debt, excluding current installments	39,766	31,560	33,913	32,274	19,238
Shareholders' equity	54,727	46,849	43,251	37,355	33,779

* Per share data may not always summate because each figure is independently calculated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters addressed in this Item 7 contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These matters contain certain statements that relate to future plans, events or performance. These forward-looking statements involve risks and uncertainties, including risks associated with uncertainties pertaining to customer orders, demand for services and products, development of markets for the companies’ services and products and other risks identified in Item 1A included in this report.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The companies undertake no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

   On December 16, 2010, the Company acquired Mechtronic Solutions, Inc. (MSI), an engineering services company, located in Albuquerque, New Mexico.  The purchase price paid at closing was $6,500,000 in cash and $500,000 in Company stock.  The Company agreed to pay an additional maximum amount of $1,600,000 (earn-out) if MSI achieves a certain level of revenue and EBITDA over the next three years. The results of operations for Mechtronic Solutions, Inc. are included in the Company’s consolidated statements of income from December 16, 2010 to January 31, 2011.

In fiscal 2011, the Company’s total revenues increased 17.4% over fiscal year 2010 to approximately $144 million. This increase was comprised of 8.2% in acquisition revenue growth and 9.2% in organic growth, which was primarily due to strong performance in the aerospace and defense markets and the Company’s continued investment in additional capabilities and capacity.

Summary of Revenues for fiscal years 2011 and 2010:

	FY 2011	FY 2010	Change	% Change
	(Dollars in thousands)
Total Revenues	$144,069	$122,724	$21,345	17.4%

The Company is one of the largest independent conformity assessment organizations in the United States. Revenues are primarily generated from testing services which include simulation of harsh environments such as high/low temperature, shock, vibration, seismic and electromagnetic interference, and functional testing which requires test equipment such as environmental chambers, shakers, switches, routers, servers and high bandwidth access to the Internet to subject telecommunication equipment to a full spectrum of performance type testing. With the recent acquisition of MSI the Company has increased its engineering services offerings, which include design, analysis and program management. Revenues also include managed services, registration services and supply chain management services.

Summary of Cash Flows for fiscal years 2011 and 2010:

	FY 2011	FY 2010	Change
	(Dollars in thousands)
Net cash provided by operating activities	$11,725	$10,067	$1,658
Net cash used in investing activities	(17,998)	(10,191)	(7,807)
Net cash provided (used) by financing activities	8,115	(2,121)	10,236
Effect of exchange rate changes on cash	(20)	(17)	(3)
Net increase (decrease) in cash	$1,822	$(2,262)	$4,084

Cash provided by operating activities was $11,725,000 in fiscal year 2011, compared to $10,067,000 in fiscal year 2010.  In fiscal 2011, the Company increased its borrowing, primarily to finance the acquisition of MSI, which contributed to the increase in financing activities and investing activities. Net cash increased by $1,822,000 in fiscal year 2011, compared to a decrease of $2,262,000 in fiscal year 2010.

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

Recognition of Revenue and Related Costs

The majority of the Company’s revenues are derived from fixed price contracts. Revenues from fixed price testing contracts are generally recorded upon completion of the contracts, which are typically short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task. Revenues from contracts which are time and materials based are recorded as effort is expended.

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

To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. As of January 31, 2011, we have established a $24,000 valuation allowance against our Canadian deferred tax asset.  There was no valuation allowance as of January 31, 2010. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of an acquired business.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

Goodwill and intangible assets not subject to amortization are tested annually for impairment.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach.  The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any.  The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit.  The Company has identified eight reporting units, which constitute components of its business that include goodwill.  The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.  The Company completed its annual goodwill impairment test in the fourth quarter and has determined that the fair value of each of the reporting units exceeded the reporting unit’s carrying amount, and no impairment was indicated.

Recent Accounting Pronouncements

Effective February 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) ASC topic 810 (formerly SFAS No. 160) related to noncontrolling interests which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption primarily affected disclosure requirements and did not impact the Company’s financial position or results from operations.

Effective February 1, 2009, the Company adopted FASB ASC topic 805 (formerly SFAS No. 141(R)) related to business combinations. New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed;  (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. In fiscal year 2011, there was an additional $658,000 in acquisition related legal, earn-out and accounting expenses that would have previously been recorded to the balance sheet.  In fiscal year 2010, there was $78,000 in acquisition related legal expense.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

REVENUES	2011	% Change	2010
Twelve months ended January 31,
(Dollars in thousands)
Total Revenues	$144,069	17.4%	$122,724

For the year ended January 31, 2011, revenues increased by $21,345,000 or 17.4% as compared to the prior year. Organic growth of $11,222,000 or 9.2% was primarily due to strong performance in the aerospace and defense markets for the first nine months of the year, as a result of the Company’s investments in additional capability and capacity, improvement in the automotive market and an increase in the registration service business. $10,123,000, or 8.2% of this increase, came from acquisitions.

GROSS PROFIT
Twelve months ended January 31,	2011	% Change	2010
(Dollars in thousands)

Total	$38,939	14.7%	$33,940
% to total revenues	27.0%		27.7%

For the year ended January 31, 2011, gross profit increased by $4,999,000 or 14.7%.  This was primarily due to the increase in revenues discussed above.  Gross profit as a percentage of revenues decreased by 0.6%.  Fluctuations in gross margin reflect changes in the mix of services sold and lower margins from recent acquisitions.

SELLING, GENERAL & ADMINISTRATIVE
Twelve months ended January 31,	2011	% Change	2010
(Dollars in thousands)

Total	$30,923	13.8%	$27,179
% to total revenues	21.5%		22.1%

For the year ended January 31, 2011, selling, general and administrative expenses increased by $3,744,000 or 13.8%.  Selling, general and administrative expenses at Unitek and MSI, acquired on November 30, 2009, and December 16, 2010 respectively, comprised $1,000,000 or 3.7% of the increase. The remaining increase of $2,744,000 or 10.1% in selling, general and administrative expenses was primarily due to increased legal expense related to certain shareholder matters, acquisition costs, a fee dispute and an employment matter. The increase also included compensation and other sales costs associated with the investment in the engineering services group, innovation and marketing activities and costs and incentive compensation related to the increase in revenues.  These increases were partially offset by a decrease in bonus expense.

Equity Loss from Non-Consolidated Subsidiary

For the year ended January 31, 2011, equity loss was $269,000 compared to $61,000 in the prior year. The loss from the Company’s non-consolidated 50% owned subsidiary in Japan in the current year was primarily due to lower revenues and a write-down of deferred taxes.

OPERATING INCOME
Twelve months ended January 31,	2011	% Change	2010
(Dollars in thousands)

Total	$7,747	15.6%	$6,700
% to total revenues	5.4%		5.5%

For the year ended January 31, 2011, operating income increased by $1,047,000 or 15.6%.  The increase was primarily a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expenses.

Interest Expense

Interest expense decreased by $86,000 in fiscal 2011 when compared to fiscal 2010, primarily due to lower interest rates during fiscal year 2011.

Other Income

For the year ended January 31, 2011, other income was $3,931,000, compared to $308,000 in the prior year.  Other income in the current year was primarily comprised of the gain on the sale of the Company’s Virginia property of $3,017,000 and the net gain recognized from insurance recovery related to fires at the Company’s Fullerton and Plano facilities in the prior year, partially offset by other non-recurring expenses.

Income Taxes

The provisional income tax rate for fiscal year 2011 is 44.7%, compared to 40.2% in the prior year. The increase in the income tax rate in fiscal 2011 was primarily due to tax expense recognized on life insurance policy redemptions and an increase in non tax deductible acquisition related costs. FASB ASC topic 805 (formerly SFAS No. 141(R)) requires acquisition-related costs be recognized separately from the acquisition, generally as an expense under GAAP accounting, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. For tax purposes, these types of acquisition related costs must still be capitalized as part of the cost of the acquisition. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

Management has determined that it is more likely than not that the Company's deferred tax asset, net of valuation allowance, will be realized on the basis of offsetting it against deferred tax liabilities and future income.  The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Net Income

For the year ended January 31, 2011, net income was $5,783,000 compared to $3,411,000 in the prior year, an increase of $2,372,000 or 69.5%.  This increase was primarily due to the $3,623,000 increase in other income and the $1,047,000 increase in operating income, partially offset by higher income taxes.

Net Income Attributable to Noncontrolling Interests

For the year ended January 31, 2011, net income attributable to noncontrolling interests was $433,000 compared to $106,000 in the prior year, an increase of $327,000 or 308.5%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in fiscal year 2011.

Net Income Attributable to Controlling Interests

For the year ended January 31, 2011, net income attributable to controlling interests was $5,350,000 compared to $3,305,000 in the prior year, an increase of $2,045,000 or 61.9%.  This increase was due to higher net income in the current year, discussed above, partially offset by higher net income attributable to noncontrolling interests.

Business Environment

AEROSPACE MARKET

The aerospace market generates approximately 33% of the Company’s overall revenue.  NTS views the aerospace sector as having nine definable sectors: large commercial transports, regional transports, business aircraft, general aviation, rotorcraft, military fighters, military transports, unmanned aerial vehicles and systems (UAVs and UASs) and space (launch vehicles and payloads).  Each has its own dynamics depending on social and economic circumstances and NTS tailors its service offerings accordingly, though certain trends cross over market sectors.  For example, original equipment manufacturers continue to move toward large scale integration, consolidation around core competencies, outsourcing, and globalization.  These trends have provided and will continue to present significant opportunity for NTS to fill capability gaps that have emerged in the product development cycles of its customers.  The careful positioning of NTS’ life cycle product services-engineering, testing, and supply chain services-enables the Company to profit in both down and up markets.  In the down market, NTS fills the capability gaps that its customers cannot afford to maintain on a full-time basis.  When the market turns up, NTS fills capacity gaps during these surge periods.

The large commercial transport sector accounts for the bulk of NTS’ aerospace revenue. The delay in delivery of the first production versions of the Boeing 787 Dreamliner and lack of market enthusiasm for the Airbus A380 continue to suppress the rebound of the sector.  This has been offset somewhat in the last year by increased production rates of the Boeing 737 and Airbus A320.  Market conditions are expected to improve with the Dreamliner now nearing completion of flight test and its competitor, the Airbus A350 XWB, now in early stages of production.  Aging, fuel-inefficient fleets will need to be replaced.   Forecasts call for some 29,000 new commercial aircraft valued at over $3.2 trillion through 2020.

With the exception of the UAV/UAS sector, all others are flat to declining.  For example, the regional transport sector is forecast to shrink through 2020 relative to the previous ten years by 8-10% to around 3,000 aircraft. Declining defense budgets and the uncertain future of the Joint Strike Fighter will shrink the mil-aero sectors. The space sector is transitioning from 30 years of dominance by the NASA shuttle program which winds down in 2011. However, currently NTS is experiencing an increase in proposals for the heavy lift vehicle.

Despite the relatively austere market conditions, NTS is positioned to make gains as market participants consolidate and non-core skills are outsourced.  Successful contributions to Boeing’s family of commercial airplanes are leading to follow-on revenue opportunities and we are also experiencing an increase in orders related to the A350 aircraft. In addition, the company is focusing on the growing UAV/UAS market and has built relationships with several of the major companies building UAVs providing testing for the vehicle and design, assembly and testing for payloads. Also, NTS expects to participate in the $3.5 billion KC 46-A tanker contract awarded to Boeing by the U.S. Air Force.

DEFENSE MARKET

The defense market generates approximately 34% of the Company’s overall revenue and has grown by 66% in the last three years. The defense market remains subject to the funding uncertainties of the current administration but the propensity for in-sourcing in many areas is significantly decreasing.  Although the current U.S. defense budget is the highest share of the budget compared to GDP since World War II, severe political pressure has increased cost consciousness in the Department of Defense with heavy scrutiny on maintaining test and production schedules. This is leading to increased outsourcing from government-run test facilities to independent private sector test labs.  Likewise, major defense prime contractors are beginning to outsource more testing and engineering services opportunities to lean out their operations.   In addition the U.S. is engaged in two expeditionary efforts in Iraq and Afghanistan that are likely to continue through CY2014.  As directed by the President, the Pentagon will undertake a review of current capabilities and strategies that will shape the U.S. defense budget of the future.  This review will focus on real world conditions that are not improving in the foreseeable future. NTS is strategically positioned to take full advantage of this environment. The Company’s unique life cycle product services value proposition acts counter to defense market economic cycles, providing opportunities to fill gaps in declining market conditions. Although the U.S. defense budget is expected to decline in the near future, market conditions are such that NTS anticipates that it will increase revenues by growing market share. Our competitive cost structure, breadth of capability, and continued investment in research to understand our clients changing needs and then aggressively developing capability to support these needs has resulted in increased defense related market share. The NTS defense market is well positioned to continue to expand market share and maintain our excellent growth history.

TELECOMMUNICATIONS MARKET

The telecommunications market is showing some signs of improvement. The wireless market, a subset of the telecommunications market, is continuing to show a strong rebound. Carriers are delivering voice, video and data using fiber networks and other high-speed delivery methods. New means of delivery may increase the demand for certification of suppliers’ premises equipment, and certification of new central office equipment. The growing demand for cloud-based services may provide new opportunities for carriers and service providers to help businesses extend their budgets. The Company, with multiple telecommunications facilities, including its recent NEBS approval from Verizon as a result of the expansion of   the Silicon Valley facility and the addition of NEBS fire testing at Plano Texas facilities, is well equipped to grow in this market.

ENERGY MARKET

The NTS Energy Market currently offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering and scientific problems in the areas of nuclear energy and smart grid. NTS will be transitioning into other energy services such as transmission and distribution, battery and energy storage, renewable generation, oil and gas, and other clean technologies. NTS also provides dedication and certification work for the domestic and international communities and believes this market has a very positive outlook as consumers, commercial businesses, industries and governments search for alternative energy solutions. NTS offers a full range of products, engineering and testing solutions. These services include seismic, environmental, EMI/RFI, radiation, equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and nuclear steam accident simulations such as loss of cooling accident (LOCA) and high expansion line breaks (HELB).  Seismic and vibration simulation tests are conducted on our single axis, dependent biaxial system, or independent tri-axial and electro-mechanical shaker tables and are used for a variety of customer products and applications. NTS provides technical functional knowledge of engineering fundamentals: mechanical, structural, electrical, reliability, and high technology communication and security software system test and monitoring solutions, with supply chain management focusing on assuring product integrity through quality process and product auditing, supplier improvement plans, and management of quality systems. NTS is currently evaluating new opportunities for performance testing of wind turbines and reliability and life duration testing support on products for petroleum, liquid and gas applications.

AUTOMOTIVE MARKET

In the automotive industry, alternative fuel vehicle testing is presenting signs of growth especially in the pure electric and electric hybrid propulsion devices; the industry in general is in a rebound mode and gaining traction due to high fuel costs. NTS has experienced an increase in revenues over the past year as a result of increased traditional fuel efficient and hybrid vehicle sales.  NTS offers the commercial and military vehicle industries design engineering services, product testing, and verification and qualification services providing a one stop-shop for our customers. NTS’s testing services included dynamometer operations on power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems, pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components. NTS performs testing to support requirements in emerging markets of pure electric vehicles and electrical hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules.   NTS also performs highly accelerated life tests (HALT) highly accelerated stress screen (HASS) and lithium battery testing to comply with UN T1-T8 test requirements (as specified on the transportation of dangerous goods manual). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted in the U.S. and internationally.

Notwithstanding the foregoing and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Liquidity and Capital Resources

Summary of cash flows:

	FY 2011	FY 2010	Change
	(Dollars in thousands)
Net cash provided by operating activities	$11,725	$10,067	$1,658
Net cash used in investing activities	(17,998)	(10,191)	(7,807)
Net cash provided (used) by financing activities	8,115	(2,121)	10,236
Effect of exchange rate changes on cash	(20)	(17)	(3)
Net increase (decrease) in cash	$1,822	$(2,262)	$4,084

Net cash provided by operating activities of $11,725,000 in fiscal 2011 consisted of net income of $5,783,000, adjusted for non-cash items of $7,384,000 in depreciation and amortization, deferred income taxes of $2,318,000, share-based compensation of $471,000, life insurance premium of $61,000 and loss on disposal of assets of $16,000, partially offset by gain on sale of assets of $3,017,000, changes in working capital of $626,000, recoveries of receivables of $451,000 and gain on investments of $214,000. Net cash provided by operating activities of $10,067,000 in fiscal 2010 consisted of net income of $3,411,000, adjusted for non-cash items of $7,265,000 in depreciation and amortization, share-based compensation of $299,000, loss on disposal of assets of $262,000 and life insurance premium of $48,000, partially offset by changes in working capital of $704,000, recoveries of receivables of $274,000, gain on sale of securities of $233,000 and deferred income taxes of $7,000.

Net cash used in investing activities in fiscal 2011 of $17,998,000 was primarily attributable to capital spending of $11,693,000, cash used for acquisitions of $6,500,000, cash used for earn-out payment of $3,149,000, cash used for investment in retirement funds of $750,000 and investment in life insurance of $25,000, partially offset by proceeds from sale of Virginia property of $2,293,000 and proceeds from sales of life insurance of $1,826,000. Capital spending is generally comprised of purchases of machinery and equipment, building, leasehold improvements, computer hardware, software and furniture and fixtures. Net cash used in investing activities in fiscal 2010 of $10,191,000 was primarily attributable to capital spending of $6,794,000, cash used for acquisitions of $2,445,000, cash used for investment in retirement funds of $750,000 and investment in life insurance of $202,000.

Net cash provided by financing activities in fiscal 2011 of $8,115,000, consisted primarily of proceeds from borrowing of $44,121,000, proceeds from stock options exercised of $879,000 and tax benefit from stock options exercised of $344,000, partially offset by repayment of debt of $36,320,000 and cash dividends paid of $909,000. Net cash used by financing activities in fiscal 2010 of $2,121,000, consisted primarily of repayment of debt of $5,957,000, cash dividends paid of $566,000 and common stock repurchase of $58,000, partially offset by proceeds from borrowing of $4,275,000, proceeds from stock options exercised of $103,000 and tax benefit from stock options exercised of $82,000.

On November 10, 2010, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  This credit facility, which will mature in 5 years, amends and restates the former credit facility which consisted of a $16.5 million revolving credit line and approximately $16.3 million in existing outstanding term debt.  Interest rates under the new credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.  See Note 3: Debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would adversely affect interest expense by $382,000 at January 31, 2011 as compared to $326,000 at January 31, 2010.

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

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets - January 31, 2011 and 2010

Consolidated Statements of Income - Years ended January 31, 2011 and 2010

Consolidated Statements of Shareholders' Equity - Years ended January 31, 2011 and 2010

Consolidated Statements of Cash Flows - Years ended January 31, 2011 and 2010

Notes to Consolidated Financial Statements

Schedule
Schedule Supporting Financial Statements:
II
Valuation and Qualifying Accounts and Reserves
__________________________

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Technical Systems, Inc.

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  We did not audit the financial statements of NQA, Inc., a 50% consolidated subsidiary, which statements reflect total assets of $8,917,000 and $7,492,000 as of January 31, 2011 and 2010, respectively, and total revenues of $22,791,000 and $11,917,000, for the years then ended.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NQA, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
May 2, 2011

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31,

ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$8,924,000	$7,102,000
Investments	2,796,000	1,893,000
Accounts receivable, less allowance for doubtful accounts of $549,000 at January 31, 2011 and $1,000,000 at January 31, 2010	28,452,000	27,777,000
Income taxes receivable	1,427,000	115,000
Inventories, net	4,270,000	2,659,000
Deferred income taxes	3,681,000	3,561,000
Prepaid expenses	1,639,000	963,000
Total current assets	51,189,000	44,070,000

Property, plant and equipment, at cost
Land	1,449,000	1,677,000
Buildings	7,726,000	9,035,000
Machinery and equipment	91,753,000	82,619,000
Leasehold improvements	16,056,000	14,219,000
Property, plant and equipment, at cost	116,984,000	107,550,000
Less: accumulated depreciation	(72,699,000)	(68,804,000)
Net property, plant and equipment	44,285,000	38,746,000

Goodwill	20,004,000	14,769,000
Intangible assets, net	11,110,000	8,374,000
Other assets	2,738,000	4,042,000

TOTAL ASSETS	$129,326,000	$110,001,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,023,000	$5,798,000
Accrued expenses	8,230,000	10,920,000
Deferred income	1,790,000	1,437,000
Current installments of long-term debt	3,505,000	3,910,000
Total current liabilities	20,548,000	22,065,000

Long-term debt, excluding current installments	39,766,000	31,560,000
Deferred income taxes	11,956,000	7,835,000
Deferred compensation	1,373,000	1,169,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 10,243,000 as of January 31, 2011 and 9,449,000 as of January 31, 2010	20,754,000	17,297,000
Retained earnings	34,120,000	29,679,000
Accumulated other comprehensive loss	(147,000)	(127,000)
Total shareholders' equity	54,727,000	46,849,000
Noncontrolling interests	956,000	523,000
Total equity	55,683,000	47,372,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$129,326,000	$110,001,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
for Twelve Months Ended January 31,

	2011	2010

Net revenues	$144,069,000	$122,724,000
Cost of sales	105,130,000	88,784,000
Gross profit	38,939,000	33,940,000

Selling, general and administrative expense	30,923,000	27,179,000
Equity loss from non-consolidated subsidiary	269,000	61,000
Operating income	7,747,000	6,700,000
Other income (expense):
Interest expense, net	(1,219,000)	(1,305,000)
Other income, net	3,931,000	308,000
Total other income (expense), net	2,712,000	(997,000)

Income before income taxes and noncontrolling interests	10,459,000	5,703,000
Income taxes	4,676,000	2,292,000

Net income	5,783,000	3,411,000
Net income attributable to noncontrolling interests	(433,000)	(106,000)

Net income attributable to controlling interests	$5,350,000	$3,305,000

Net income per common share:
Basic	$0.54	$0.35
Diluted	$0.51	$0.34

Weighted average common shares outstanding	9,861,000	9,334,000
Dilutive effect of stock options and nonvested shares	535,000	415,000
Weighted average common shares outstanding, assuming dilution	10,396,000	9,749,000

Cash dividends per common share	$0.07	$0.06

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

				Accumulated
		Common		Other	Total NTS
	Number of	Stock	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Earnings	Loss	Equity	Interests	Equity
Balance at January 31, 2009	9,299,000	$16,421,000	$26,940,000	$(110,000)	$43,251,000	$417,000	$43,668,000
Net income	-	-	3,305,000	-	3,305,000	106,000	3,411,000
Foreign currency translation	-	-	-	(17,000)	(17,000)	-	(17,000)
Comprehensive income	-	-	-	-	3,288,000	-	3,394,000
Stock retired for option exercise	(24,000)	(138,000)	-	-	(138,000)	-	(138,000)
Stock options exercised	74,000	241,000	-	-	241,000	-	241,000
Stock issued for acquisition of Elliott Laboratories, Inc.	79,000	450,000	-	-	450,000	-	450,000
Vesting of restricted stock	36,000	-	-	-	-	-	-
Issuance of restricted stock	-	271,000	-	-	271,000	-	271,000
Share-based compensation	-	28,000	-	-	28,000	-	28,000
Tax benefit from stock options exercise	-	82,000	-	-	82,000	-	82,000
Stock repurchase	(15,000)	(58,000)	-	-	(58,000)	-	(58,000)
Dividends	-	-	(566,000)	-	(566,000)	-	(566,000)
Balance at January 31, 2010	9,449,000	$17,297,000	$29,679,000	$(127,000)	$46,849,000	$523,000	$47,372,000
Net income	-	-	5,350,000	-	5,350,000	433,000	5,783,000
Foreign currency translation	-	-	-	(20,000)	(20,000)	-	(20,000)
Comprehensive income	-	-	-	-	5,330,000	-	5,763,000
Stock retired for option exercise	(65,000)	(468,000)	-	-	(468,000)	-	(468,000)
Stock options exercised	471,000	1,347,000	-	-	1,347,000	-	1,347,000
Stock issued for acquisition of Elliott Laboratories, Inc.	230,000	1,263,000	-	-	1,263,000	-	1,263,000
Stock issued for acquisition of Mechtronic Solutions, Inc.	66,000	500,000	-	-	500,000	-	500,000
Vesting of restricted stock	62,000	-	-	-	-	-	-
Issuance of restricted stock	-	306,000	-	-	306,000	-	306,000
Issuance of common stock	30,000	165,000	-	-	165,000	-	165,000
Tax benefit from stock options exercise	-	344,000	-	-	344,000	-	344,000
Dividends	-	-	(909,000)	-	(909,000)	-	(909,000)
Balance at January 31, 2011	10,243,000	$20,754,000	$34,120,000	$(147,000)	$54,727,000	$956,000	$55,683,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Twelve Months Ended January 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,783,000	$3,411,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,384,000	7,265,000
Bad debt recoveries, net	(451,000)	(274,000)
Gain on sale of assets	(3,017,000)	-
Loss on retirement of assets	16,000	262,000
Gain on investments	(214,000)	(233,000)
Life insurance premium	61,000	48,000
Deferred income taxes	2,318,000	(7,000)
Share based compensation	471,000	299,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	824,000	(1,923,000)
Inventories	(1,317,000)	814,000
Prepaid expenses	(637,000)	499,000
Other assets	458,000	293,000
Accounts payable	1,166,000	(943,000)
Accrued expenses	(365,000)	1,003,000
Income taxes payable	-	(1,088,000)
Deferred income	353,000	462,000
Deferred compensation	204,000	157,000
Income taxes receivable	(1,312,000)	22,000
Net cash provided by operating activities	11,725,000	10,067,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,693,000)	(6,794,000)
Investment in life insurance	(25,000)	(202,000)
Proceeds from sale of life insurance	1,826,000	-
Acquisitions of businesses	(6,500,000)	(1,736,000)
Acquisition earn-out and holdback payments	(3,149,000)	(709,000)
Proceeds from sale of assets	2,293,000	-
Investment in retirement funds	(750,000)	(750,000)
Net cash used in investing activities	(17,998,000)	(10,191,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	44,121,000	4,275,000
Repayments of current and long-term debt	(36,320,000)	(5,957,000)
Net cash dividends paid by NQA, Inc.	(200,000)	-
Cash dividends paid	(709,000)	(566,000)
Proceeds from stock options exercised	879,000	103,000
Tax benefit from stock options exercised	344,000	82,000
Common stock repurchase	-	(58,000)
Net cash provided by (used in) financing activities	8,115,000	(2,121,000)
Effect of exchange rate changes on cash	(20,000)	(17,000)

Net increase (decrease) in cash and cash equivalents	1,822,000	(2,262,000)
Beginning cash and cash equivalents balance	7,102,000	9,364,000

ENDING CASH AND CASH EQUIVALENTS BALANCE	$8,924,000	$7,102,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$1,377,000	$1,502,000
Income taxes	$3,353,000	$3,347,000
See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 31, 2011

(1)            Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (NTS or the Company) and its subsidiaries that are wholly owned or controlled by the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has consolidated NQA, Inc., a 50% owned subsidiary for which the distribution of profits and losses is 50.1% to the Company, and 49.9% to the other shareholder.  NTS controls the management decisions and elects the president of NQA, Inc. and therefore has operating control of the subsidiary.

XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have operating control.  XXCAL Japan’s financial statements are prepared in accordance with generally accepted accounting principles in Japan.  There are no material adjustments that need to be made to XXCAL Japan’s financial statements for them to be in conformity with U.S. generally accepted accounting principles.  The equity investment recorded in the accompanying balance sheets is $655,000 and $924,000 at January 31, 2011 and 2010, respectively.  The Company’s equity loss recorded in the accompanying income statements totaled $269,000 and $61,000 for the years ended January 31, 2011 and 2010, respectively.

In accordance with authoritative guidance released by the Financial Accounting Standards Board (FASB) clarifying that a noncontrolling interest held by others in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section as a distinct item separate from the Company’s equity, minority interests have been re-captioned to noncontrolling interests and are reported separately on the balance sheet.  Net income attributable to noncontrolling interests was $433,000 and $106,000 for years ended January 31, 2011 and 2010, respectively.  Noncontrolling interests balances were $956,000 as of January 31, 2011 and $523,000 as of January 31, 2010.

Risks, Uncertainties and Concentrations

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

The Company did not have revenues from a single customer in fiscal year 2011which represented in excess of 10% of the Company’s total revenues.  Total revenues from customers in foreign countries were $6,916,000 in fiscal 2011 and $7,881,000 in fiscal 2010.

The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Fair Value of Financial Instruments

The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at January 31, 2011 and 2010, due to their short-term maturities and the relatively stable interest rate environment.

The fair values of the Company’s investment securities and contingent consideration obligations on past acquisitions are disclosed in Note 5.

Revenue Recognition

Revenues are derived from development, qualification and production testing and engineering services for commercial products, space systems and military equipment of all types. The Company also provides qualification of safety related systems and components, and ISO 9000 certification services.

Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are typically short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Revenues on billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. All selling, general and administrative costs are treated as period costs and expensed as incurred.

Reimbursements made to the Company by customers under contract provisions, including those related to travel and other out-of-pocket expenses are recorded as revenues. An equivalent amount of reimbursable expenses is recorded as cost of sales.

Cash and Cash Equivalents

Cash and Cash Equivalents include currency and bank deposits. Cash equivalents include highly liquid investments with original maturities of three months or less. Cash and cash equivalents are held by large financial institutions. The balance in the accounts may, at times, exceed federally insured limits. The Company has not experienced any losses on its accounts and does not believe it is exposed to any significant credit risk on its cash balances.

As of January 31, 2011, $450,000 of cash and cash equivalents was in escrow pending the result of a contractual negotiation with a third party.

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

Other Receivables

On April 22, 2010, the Company sold its property in Fredericksburg, Virginia for a total sales price of $3,395,000.  The sale included a note receivable of $1,000,000 to be paid to the Company in 120 monthly installments under a promissory note at an 8.5% interest rate. As of January 31, 2011 the outstanding balance on the note receivable was $951,000. The long term portion of $880,000 was recorded in other assets and the short term portion of $71,000 was recorded in accounts receivable.

On November 5, 2009 there was a fire at the Company’s Fullerton facility.  The fire damaged the building containing equipment related to mechanical testing.  The company has sufficient insurance to recover its losses, including interruption of its business due to the fire.  As of January 31, 2011 the Company had insurance proceeds receivable of $1,137,000 recorded in accounts receivable.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of an acquired business.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

Goodwill and intangible assets not subject to amortization are tested annually for impairment.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach.  The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any.  The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit.  The Company has identified eight reporting units, which constitute components of its business that include goodwill.  The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.  The Company completed its annual goodwill impairment test in the fourth quarter and has determined that the fair value of each of the reporting units exceeded the reporting unit’s carrying amount, and no impairment was indicated.

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

Share-Based Compensation

No stock options have been granted by the Company during fiscal years 2011 or 2010. Any stock options granted to existing and newly hired employees or directors will generally vest over a four-year period from the date of grant. Any share-based compensation expense relating to stock options incurred by the Company in fiscal years 2011 or 2010 was from stock options granted in prior years.  The Company may use other types of equity incentive awards, such as restricted stock.  The Company’s equity incentive plan also allows for performance-based vesting for equity incentive awards.

Compensation expense for stock options is based on the Black-Scholes-Merton option pricing model for estimating fair value of stock options and non-vested shares granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan.

Compensation expense related to non-vested shares represents the fair value of the shares at the date of the grant, net of assumptions regarding estimated future forfeitures, and is charged to earnings over the vesting period.

The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for fiscal years 2011 and 2010 was immaterial.

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

The Company has reviewed its positions in recording income and expenses and has no reason to record a liability for income tax uncertainties. The Company files income tax returns in the U.S. on a federal basis and in many U.S. states and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitations during the next twelve months.

Comprehensive Loss

Accumulated other comprehensive loss on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation.

Earnings Per Share

Basic and diluted net income per common share is computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of stock options and non-vested restricted shares.  Diluted earnings per share exclude any non-vested restricted shares with an anti-dilutive effect.

Foreign Currency

The accounts of the foreign divisions are translated into U.S. dollars. All balance sheet accounts, except for certain fixed assets accounts, have been translated using the current rate of exchange at the balance sheet date.  Certain fixed assets accounts are held at the exchange rate in place at the date of purchase.  Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are recorded in accumulated other comprehensive loss. The translation of the balance sheet accounts resulted in $20,000 and $17,000 in unrealized loss in fiscal years 2011 and 2010, respectively.  In addition, a transaction gain of $5,000 and a transaction loss of $86,000 for the fiscal years 2011 and 2010, respectively, are included in operating income for each period.

Related Party Transactions

NTS provides management and consulting services to NQA, Inc. for an agreed-upon management fee.  Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company.  Management fees earned by the Company for fiscal 2011 and 2010 were $602,000 and $592,000, respectively.

Ascertiva Group Limited, formerly NICEIC Group Limited, the minority shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates.  Ascertiva Group Limited charges NQA, Inc. an agreed-upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service (UKAS) and Raad voor Accreditatie (RVA) levy.  Certification fees for fiscal 2011 and 2010 were $602,000 and $592,000, respectively.

NQA, Inc. leases space from NTS and was assessed $81,000 and $71,000 for rent and utilities in fiscal years 2011 and 2010, respectively.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

Recent Accounting Pronouncements

Effective February 1, 2009, the Company adopted Financial Accounting Standards Board (FASB) ASC topic 810 (formerly SFAS No. 160) related to noncontrolling interests which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The adoption primarily affected disclosure requirements and did not impact the Company’s financial position or results from operations.

Effective February 1, 2009, the Company adopted FASB ASC topic 805 (formerly SFAS No. 141(R)) related to business combinations. New requirements under the revised standard include: (i) the fair value of stock provided as consideration be measured as of the acquisition date instead of the announcement date; (ii) acquisition-related costs be recognized separately from the acquisition, generally as an expense, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed;  (iii) restructuring costs that the acquirer expected, but was not obligated to incur, be recognized separately from the acquisition instead of recognized as if they were a liability assumed at the acquisition date; (iv) contingent consideration be recognized at the acquisition date, measured at its fair value at that date, instead of recognized when the contingency was resolved and consideration was issued or became issuable; (v) recognizing a gain when the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred instead of allocating the “negative goodwill” amount as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired; (vi) research and development assets acquired in a business combination will be recognized at their acquisition-date fair values as assets acquired in a business combination instead of being measured at their acquisition-date fair values and then immediately charged to expense; and (vii) changes in the amount of deferred tax benefits created in a business combination, outside of the valuation period, will be recognized either in income from continuing operations or directly in contributed capital, depending on the circumstances, instead of recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. In fiscal year 2011, there was an additional $658,000 in acquisition related legal, earn-out and accounting expenses that would have previously been recorded to the balance sheet.  In fiscal year 2010, there was $78,000 in acquisition related legal expense.

(2)           Business Acquisitions

Acquisition of Mechtronic Solutions, Inc.

On December 16, 2010, the Company acquired Mechtronic Solutions, Inc. (MSI), an engineering services company, located in Albuquerque, New Mexico.  The addition of MSI advances the Company’s full-service integrated engineering services capabilities and provides additional established customers. The purchase price paid at closing was $6,500,000 in cash and $500,000 in Company stock.  The $500,000 in Company stock consisted of 65,703 shares of common stock calculated at the closing price as of the acquisition date.  The Company agreed to pay an additional maximum amount of $1,600,000 (earn-out) if MSI achieves a certain level of revenue and EBITDA over the next three years. The Company estimates that the fair market value of the earn-out is $500,000, and has recorded this estimate as part of the purchase price. The Company incurred $130,000 in legal expense related to this acquisition. Amortization of the goodwill on this transaction is not tax deductible.  The results of operations for Mechtronic Solutions, Inc. are included in the Company’s consolidated statements of income from December 16, 2010 to January 31, 2011.

The aggregate purchase price is comprised of the following:

Cash paid	$6,500,000
Stock issued to sellers	500,000
Estimated fair value of earn-out	500,000
$7,500,000

The purchase price allocation has not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily allocated the aggregate purchase price of $7,500,000 to the estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of Mechtronic Solutions, Inc. as follows:

Accounts receivable	$932,000
Other current assets	48,000
Inventories	294,000
Property, plant and equipment, net	534,000
Goodwill	3,865,000
Intangible assets	3,700,000
Deposits	11,000
Accounts payable	(59,000)
Accrued expenses	(61,000)
Other current liabilities	(81,000)
Deferred income taxes, non-current	(1,683,000)
$7,500,000

United States Test Laboratory, LLC earn-out consideration

Payment of earn-out consideration for United States Test Laboratory, LLC (USTL) of $2,053,000 was made on March 5, 2010. The earn-out consideration was previously added to the purchase price and recorded as an increase to goodwill in fiscal 2010.

Elliott Laboratories, Inc. earn-out consideration

Payment of earn-out consideration for Elliott Laboratories, Inc. of $1,359,000 was made on June 24, 2010.  The earn-out consisted of Company stock of 230,000 shares or $1,263,000 and cash of $96,000.  This was added to the purchase price and recorded as an increase to goodwill in the second quarter.

Unitek Technical Services, Inc. earn-out consideration

Payment of earn-out consideration for Unitek Technical Services, Inc. of $1,000,000 was made on January 26, 2011.  The estimated fair value of the earn out at January 31, 2010 was $775,000.  Additional expense of $225,000 was recorded in the current year, and there was no impact to goodwill.

 (3)           Debt

On November 10, 2010, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  This credit facility, which will mature in 5 years, amends and restates the former credit facility which consisted of a $16.5 million revolving credit line and approximately $16.3 million in existing outstanding term debt.  Interest rates under the new credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.  Commitment fees on the revolving credit line and acquisition line are 25 basis points and 35 basis points, respectively.

Long-term debt as of January 31, 2011 and 2010 consisted of the following:
	2011	2010
Revolving credit line (a)	$10,023,000	$13,500,000
Term loan (b)	20,000,000	-
Acquistition credit line (c)	8,215,000	-
Term loan A	-	5,970,000
Term loan B	-	8,725,000
Term loan C	-	4,396,000
Secured and other notes payable	5,033,000	2,879,000
Subtotal	43,271,000	35,470,000
Less current installments	3,505,000	3,910,000
Total	$39,766,000	$31,560,000

(a)
The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015, the  maturity date. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio.  In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals).  The revolving credit line is limited to 85% of eligible accounts receivable, which equates to $14,363,000 as of January 31, 2011.  The available amount on the revolving credit line was $4,340,000 as of January 31, 2011. The interest rate applicable at January 31, 2011 was 2.28%.

(b)
The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either (I) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (II) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals).  The interest rate applicable at January 31, 2011 was 2.53%.

(c)
With respect to any credit advance under this line that is used to finance eligible acquisitions, the Company is required to make quarterly principal payments commencing one year after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). No principal payments are due during the first year. The amount of such quarterly principal payments is 1.25% of the aggregate original principal amount of such credit advance during the second year, increasing to 2.50% during the third year and increasing to 3.75% during the fourth and fifth years.  The interest rate applicable at January 31, 2011 was 2.53%.

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at January 31, 2011 was $6,500,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). The outstanding balance from equipment credit advances at January 31, 2011 was $1,715,000.

Fees related to debt are expensed over the life of the loans.  As of January 31, 2011 the net amount of capitalized loan fees was $853,000.

In addition to the Comerica agreement, the Company has an additional $3,366,000 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 4.39% to 7.42%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,667,000 at January 31, 2011, for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. (IMS). Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  The outstanding balances on the business acquisitions line of credit at January 31, 2011 and 2010 bore interest at the weighted average fixed rate of 5.06% and 5.27%, respectively. Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

Substantially all the assets of the Company are pledged as collateral.

Maturities of long-term debt for five fiscal years subsequent to January 31, 2011 are as follows:

2012	$3,505,000
2013	$3,648,000
2014	$3,545,000
2015	$3,746,000
2016	$28,827,000
Thereafter	$-
$43,271,000

A reasonable estimate of fair value for the Company’s fixed rate debt was based on a discounted cash flow analysis.  The carrying amount of variable rate debt, including borrowings under the Company’s revolving lines of credit, approximate their fair values.

The carrying amounts and estimated fair values of the Company’s financial instruments are:

	2011	2011	2010	2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Secured and other notes payable	$33,248,000	$33,141,000	$21,970,000	$21,012,000
Revolving lines of credit	10,023,000	10,023,000	13,500,000	13,500,000

(4)           Income Taxes

The provision (benefit) for income taxes from continuing operations consists of:
	2011	2010
Current:
Federal	$1,530,000	$1,857,000
State	825,000	523,000
Foreign	4,000	(80,000)
	2,359,000	2,300,000
Deferred:
Federal	$2,220,000	$49,000
State	$97,000	$(57,000)
	2,317,000	(8,000)
Income tax expense	$4,676,000	$2,292,000

The provisional income tax rate for fiscal year 2011 was 44.7%, which is higher than the previous year's provisional tax rate of 40.2%. This increase was primarily due to tax expense recognized on life insurance policy redemptions and an increase in non tax deductible acquisition related costs. FASB ASC topic 805 (formerly SFAS No. 141(R)) requires acquisition-related costs be recognized separately from the acquisition, generally as an expense under GAAP accounting, instead of treated as a part of the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. For tax purposes, these types of acquisition related costs must still be capitalized as part of the cost of the acquisition.

Foreign operations had a pre-tax loss of $263,000 in fiscal 2011 compared with $166,000 in pre-tax loss in fiscal 2010.  The earnings associated with the Company’s foreign subsidiary in Japan are reported net of tax and are included in operating income.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2011	2010
Income before income taxes and noncontrolling interest	10,459,000	5,703,000
Federal income tax computed at statutory rate	3,556,000	1,939,000
State income taxes, net of federal benefits	608,000	307,000
Foreign Income not subject to US Tax	89,000	56,000
Foreign Tax	4,000	(80,000)
Other, principally non-deductible expenses	419,000	70,000
Income tax expense	$4,676,000	$2,292,000

Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2011		2010
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$214,000	$-	$364,000	$-
Vacation accrual	915,000	-	821,000	-
State taxes	567,000	-	432,000	-
Deferred Compensation	1,301,000	-	1,365,000	-
Net operating loss	211,000	-	211,000	-
Accrued costs on discontinued operations	188,000	-	188,000	-
Acquisition costs	127,000	-	-	-
Other	158,000	-	180,000	-
Total deferred tax assets	3,681,000	-	3,561,000	$-

Deferred tax liabilities:
Goodwill & other intangibles	-	(3,562,000)	$-	(1,885,000)
Gain on involuntary conversion	-	(572,000)	-	(159,000)
Tax over book depreciation	-	(7,345,000)	-	(5,764,000)
Sale of Property	-	(428,000)	-	-
Other	$-	(49,000)	$-	(27,000)
Total deferred tax liabilities	$-	$(11,956,000)	$-	$(7,835,000)
Net deferred tax asset (liability)	$3,681,000	$(11,956,000)	$3,561,000	$(7,835,000)

The Company has reviewed its positions in recording income and expenses and has no reason to record a liability for income tax uncertainties.  The Company files income tax returns in the U.S. on a federal basis and in many U.S. states and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitations during the next twelve months.

 (5)          Stock Options, Equity Incentive and Pension Plans

The Company has two employee incentive stock option plans; the “2002 stock option plan” and the “1994 stock option plan.”

Under both stock option plans, officers, key employees, non-employee directors and consultants may be granted options to purchase shares of the Company’s authorized but unissued common stock.  The number of shares approved for issuance under the 2002 stock option plan was 1,000,000 shares.  During fiscal 2011 and 2010 there were no shares granted under the 2002 stock option plan. The 1994 stock option plan is terminated. No additional options will be granted under either plan.

Outstanding options under all plans are exercisable at 100% or more of fair market value (as determined by the compensation committee of the Board of Directors) at the date of grant.  The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant.  Options currently expire five to ten years from the date of grant.  Proceeds received by the Company from the exercises are credited to common stock.  A summary of option activity under the plan as of January 31, 2011, and changes during the two years then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2009	1,330,386	$3.59	3.29	$4,771,000
Granted	-	-
Exercised	(74,000)	3.26
Canceled, forfeited or expired	(184,769)	4.02
Outstanding at January 31, 2010	1,071,617	$3.53	2.85	$2,269,000
Granted	-	-
Exercised	(470,542)	2.86
Canceled, forfeited or expired	(18,875)	2.99
Outstanding at January 31, 2011	582,200	$4.09	2.86	$2,077,000
Exercisable at January 31, 2011	582,200	$4.09	2.86	$2,077,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock at the end of each fiscal year and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised at the end of each fiscal year.

The total intrinsic value of options exercised during the years ended January 31, 2011 and 2010 was $1,990,000 and $174,000, respectively.

The range of exercise prices for options outstanding at January 31, 2011 was $1.35 to $5.58.  The range of exercise prices for options is wide due primarily to the fluctuating price of the Company’s stock over the period of the grants.

The following table summarizes information about options outstanding at January 31, 2011:

Range of exercise prices	Outstanding at January 31, 2011	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$1.00 to $2.00	31,750	0.7	$1.67	31,750	$1.67
$2.01 to $3.00	101,600	1.1	$2.41	101,600	$2.41
$3.01 to $4.00	-	0.0	$-	-	$-
$4.01 to $5.00	405,350	3.4	$4.60	405,350	$4.60
$5.01 to $6.00	43,500	3.7	$5.09	43,500	$5.09
	582,200			582,200

These options will expire if not exercised at specific dates ranging from May 2011 to December 2015.  During the year ended January 31, 2011, 470,542 options were exercised at prices from $1.40 to $5.17 per share.

The Company has an equity incentive plan, the 2006 Equity Incentive Plan (EIP), under which a total of 300,000 new shares of common stock were reserved for issuance. As of January 31, 2011, 277,725 shares of the Company’s common stock had been issued under the 2006 EIP and 22,275 shares were reserved for future issuance.  Shares are issued under the EIP as compensation to certain employee and non-employee directors of the Company.

The Company’s non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to the equity incentive plan was $306,000 for fiscal year 2011 and $271,000 for fiscal year 2010.

The following table summarizes the non-vested shares transactions for fiscal year 2011:
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Outstanding at January 31, 2009	114,299	$5.82
Granted	102,777	$3.36
Vested	(35,975)	$6.08
Forfeited	-
Outstanding at January 31, 2010	181,101	$4.38
Granted	28,064	$7.92
Vested	(61,674)	$4.95
Forfeited	-
Outstanding at January 31, 2011	147,491	$4.81

Total share based compensation amounts of $471,000 and $299,000 were recorded as a credit to common stock during fiscal years 2011 and 2010, respectively.  In addition, the tax benefit realized for the tax deduction from option exercises and restricted stock totaled $344,000 and $82,000 for fiscal years 2011 and 2010, respectively and were credited to common stock. As of January 31, 2011, there were no unrecognized compensation costs related to stock options granted under the Company’s equity incentive plans and there were $542,000 of total unrecognized compensation costs related to the share-based compensation arrangements granted under the 2006 Equity plan.  That cost is expected to be recognized over 42 months.

The Company offers two defined contribution employee benefit plans: National Technical Systems 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company.  The Company’s employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make.  Employer contributions are allocated based on participants’ own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2011, the Company contributed $436,000 to the 401(k) profit sharing plan as compared to $389,000 in 2010.

The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments.  The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.  The deferred compensation benefits are accrued and recognized over each employee’s expected term of employment.  The Company’s total deferred compensation expenses were $70,000 and $82,000 for the years ended January 31, 2011 and 2010, respectively. Included in other assets is $1,126,000 and $2,891,000 for the cash surrender values as of January 31, 2011 and 2010, respectively.

In fiscal year 2007, the Company started a Senior Executive Retirement Plan (SERP). The Company contributed to the plan $750,000 in fiscal year 2011 and $750,000 in fiscal year 2010  and paid premium charges of $61,000 and $49,000 in fiscal years 2011 and 2010, respectively, for life insurance policies with the Company designated as the beneficiary.  The SERP includes investments with a fair value of $2,796,000 at January 31, 2011, consisting of money market and mutual funds.

The FASB’s authoritative guidance establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligations at January 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$2,796,000	$2,796,000	$-	$-
Earn-out for MSI acquisition	500,000			500,000
Total	$3,296,000	$2,796,000	$-	$500,000

In fiscal year 2010 the Unitek earn-out, a Level 3 obligation, was $775,000.  $225,000 was recorded as expense in fiscal year 2011 and the final earn-out of $1,000,000 was paid on January 26, 2011.  A new Level 3 obligation was added in fiscal year 2011 for the contingent consideration obligation related to the Mechtronic Solutions Inc. acquisition. The fair value of the contingent consideration of $500,000 was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.  Key assumptions include the discount rate and probability adjusted revenues.

(6)           Capital Stock

As of January 31, 2011 and 2010, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2011 and January 31, 2010, 10,243,000 shares and, 9,449,000 were issued and outstanding, respectively.

During fiscal year 2011, there were 471,000 stock options exercised, 65,000 shares retired, 62,000 shares of restricted stock became vested under the 2006 equity incentive plan and 30,000 shares of common stock were issued for services rendered. In addition, 230,000 shares were issued as part of the earn-out payment for Elliott Laboratories, Inc and 66,000 shares were issued for the acquisition of MSI.  During fiscal year 2010, there were 74,000 options exercised, 24,000 shares retired, 36,000 shares of restricted stock became vested under the 2006 equity incentive plan and the Company repurchased 15,000 shares. In addition, 79,000 were issued for the acquisition of Elliott Laboratories, Inc.

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

 (7)           Commitments

The Company leases certain of its operating facilities under operating leases which principally expire at various dates through fiscal year 2020.  The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses.  Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  Total rental expense was $4,034,000 and $4,150,000 for the years ended January 31, 2011 and 2010, respectively.

At January 31, 2011, minimum rental payment obligations under operating leases were as follows:

2012	$3,685,000
2013	$3,177,000
2014	$1,918,000
2015	$1,516,000
2016	$1,363,000
Thereafter	$1,537,000
$13,196,000

(8)           Intangible Assets

As of January 31, 2011  and January 31, 2010, the Company had the following acquired intangible assets:

	January 31, 2011				January 31, 2010
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$890,000	$531,000	$359,000	3-10 years	$879,000	$490,000	$389,000	3-10 years
Customer relationships	11,947,000	2,438,000	9,509,000	3-15 years	9,147,000	1,628,000	7,519,000	3-15 years
Accreditations and certifications	20,000	13,000	7,000	5 years	20,000	9,000	11,000	5 years
Trademarks and tradenames	58,000	23,000	35,000	3 years	58,000	3,000	55,000	3 years
GSA Schedule	800,000	-	800,000	10 years
Total	$13,715,000	$3,005,000	$10,710,000		$10,104,000	$2,130,000	$7,974,000

Intangible assets not subject to amortization:

Goodwill			$20,004,000				$14,769,000
Trademarks and tradenames			400,000				400,000
Total			$20,404,000				$15,169,000

Amortization expense for intangible assets was $964,000 and $891,000 for the twelve months ended January 31, 2011 and 2010, respectively.  The aggregate amortization for the next five years is estimated to be $1,222,000, $854,000, $808,000, $774,000 and $774,000 for fiscal years 2012 through 2016, respectively.

The changes in the carrying amount of goodwill were as follows:

Net balance as of January 31, 2009	$12,070,000
Acquisitions and other (a)	2,699,000
Net balance as of January 31, 2010	14,769,000
Acquisitions and other (b)	5,235,000
Net balance as of January 31, 2011	$20,004,000

(a) Acquisitions and other include $2,041,000 related to USTL earn-out, $499,000 related to the acquisition of Unitek and $159,000 related to IMS earn-out.
(b) Acquisitions and other include $3,865,000 in Goodwill from the Mechtronic Solutions acquisition, $1,359,000 related to Elliott Laboratories earn-out and $11,000 related to the USTL earn-out.

(9)           Accrued Expenses

A summary of accrued expenses at January 31 is as follows:

	2011	2010
Compensation and employee benefits	$5,876,000	$6,162,000
Other	2,354,000	4,758,000
Total accrued expenses	$8,230,000	$10,920,000

The accrual for compensation and employee benefits decreased in fiscal year 2011 primarily due to a decrease in expected bonus payments. Other accrued expenses in fiscal year 2010 included accrued earn-out payable of $2,041,000 for the acquisition of USTL, which was subsequently paid.

(10)         Contingencies

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

 (11)        Quarterly Financial Data (Unaudited)

2011	Three months ended,
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$36,132,000	$34,525,000	$39,022,000	$34,390,000
Gross profit	10,784,000	9,313,000	10,713,000	8,129,000
Net income (loss) attributable to controlling interests	3,546,000	993,000	1,132,000	(321,000)
Earnings (loss) per common share
Basic*	0.37	0.10	0.11	(0.03)
Diluted*	0.35	0.10	0.11	(0.03)
Weighted average common shares outstanding	9,465,000	9,705,000	10,096,000	10,179,000
Dilutive effect of stock options	559,000	577,000	484,000	446,000
Weighted average common shares outstanding, assuming dilution	10,024,000	10,282,000	10,580,000	10,625,000

* Per share data may not always add to the total for the year because each figure is independently calculated.

2010	Three months ended,
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$28,692,000	$28,736,000	$32,801,000	$32,495,000
Gross profit	7,406,000	8,136,000	9,330,000	9,068,000
Net income attributable to controlling interests	540,000	852,000	1,125,000	788,000
Earnings per common share
Basic	0.06	0.09	0.12	0.08
Diluted	0.06	0.09	0.11	0.08
Weighted average common shares outstanding	9,299,000	9,303,000	9,319,000	9,417,000
Dilutive effect of stock options	152,000	303,000	581,000	577,000
Weighted average common shares outstanding, assuming dilution	9,451,000	9,606,000	9,900,000	9,994,000

(12)          Subsequent Events

Subsequent to January 31, 2011, the Company paid advances to a potential acquisition target of approximately $900,000, partially secured by assets of the target and personal guaranties. The advances will be credited against the purchase price. The financial impact of the transaction cannot be estimated at this time.   While it is anticipated that this transaction will be consummated in fiscal year 2012, there is no certainty that this will occur and no adjustments have been made to the accompanying financial statements to reflect this transaction.

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

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  Based on that evaluation, there has been no such change during the Company’s fourth fiscal quarter.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of January 31, 2011.

Our management’s report on internal control over financial reporting is furnished with this annual report and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act or Exchange Act.

ITEM 9B.	OTHER INFORMATION.

        None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The sections entitled "Nomination and Election of Directors" and "Remuneration of Directors and Officers" in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders are incorporated herein by reference.

Executive Officers of the Company

 Our executive officers as of May 2, 2011 are listed below, along with their ages on that date, positions and offices with the Company.

Name	Age	Position
Douglas Briskie	47	Senior Vice President. He has been associated with the Company since 1987.
Aaron Cohen	74	Senior Vice President and Vice Chairman of the Board. He has been associated with the Company since 1961.
Derek Coppinger	41	Senior Vice President. He has been associated with the Company since 1998.
Raffy Lorentzian	55	Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary. He has been associated with the Company since 1997.
William McGinnis	52	President and Chief Executive Officer of the Company. He has been associated with the Company since 1980.
Dwight Moore	48	Senior Vice President and Chief Operating Officer. He has been associated with the Company since 1997.

Code of Ethics

The Company’s Board of Directors has adopted a code of ethics that applies to our principal executive officers, principal financial officer, and corporate controller, as well as other employees.  A copy of this code of ethics has been posted on the Company’s website.  Any amendments to, or waivers from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulations S-K shall be disclosed by posting such information on our website located at http://www.nts.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The section entitled "Remuneration of Directors and Officers" in the Company's definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections entitled "Voting Securities and Principal Holders Thereof" and "Nomination and Election of Directors" in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The section entitled "Certain Relationships and Related Party Transactions" and “Nomination and Election of Directors” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the heading “Audit Fees and All Other Fees” in the Company’s definitive Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

A.	Consolidated Financial Statements and Schedules.

Financial statements required by Item 15 are included in Item 8 above.

Financial Statements:

Consolidated Balance Sheets - January 31, 2011 and 2010

Consolidated Statements of Income - Years ended January 31, 2011 and 2010

Consolidated Statements of Shareholders' Equity - Years ended January 31, 2011 and 2010

Consolidated Statements of Cash Flows - Years ended January 31, 2011 and 2010

Notes to Consolidated Financial Statements

Schedule
Schedule Supporting Financial Statements:

Valuation and Qualifying Accounts and Reserves
II

B.	Exhibits.

2.1
Interests Purchase Agreement dated December 5, 2007 among NTS Technical Systems, the 2007 Richard W. Mouser Revocable Trust, the Richard W. Mouser Revocable Trust, the Debra S. Mouser Revocable Trust, Richard W. Mouser and Debra S. Mouser (filed with the Company’s 8-K on December 11, 2007 and is incorporated herein by reference thereto).

2.2
Agreement and Plan of Merger dated June 6, 2008 by and among National Technical Systems, Inc., NTS Acquisition Corp., ELA, LLC, Elliott Laboratories, Inc, Thomas H. Parker, Edward J. Pavlu, III, Barry W. Klinger, Gerard J. Grenier, Thomas E. Wetzel, David W. Bare and The Gerard J. Grenier Revocable Trust.

2.3	Agreement of Purchase and Sale of Stock dated November 30, 2009 by and between U.S. Laboratories, Inc. and NQA, Inc.
2.4
Stock Purchase Agreement dated December 16, 2010 among NTS Technical Systems, National Technical Systems, Inc., Mechtronic Solutions, Inc., La Luz Ascensions, LLC, Lemna Hunter, Richard Hunter, New Tech I, LP And Quatro Ventures, LLC.

3.1	Articles of Incorporation of the registrant, as amended to date.
3.2	Bylaws of the registrant, as amended to date.
3.3
Form of Certificate of Determination of the Series A Junior Participating Preferred Stock of the registrant (filed as an exhibit to the registrant’s Current Report on 8-K filed on September 22, 2010 and incorporated herein by reference).

4.1
Shareholder Rights Agreement dated September 21, 2010 between National Technical Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent. (filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 22, 2010 and is incorporated herein by reference).

10.1	National Technical Systems, Inc. 2002 Stock Option Plan.
10.2
Amended and Restated Credit Agreement made as of November 10, 2010, by and among the financial institutions from time to time signatory thereto, Comerica Bank, as Administrative Agent, Joint Lead Arranger and Bookrunner, U.S. Bank National Association, as Joint Lead Arranger and Syndication Agent, and National Technical Systems, Inc. and certain of its subsidiaries (filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 17, 2010 and incorporated herein by reference).

10.3
Amended and Restated Security Agreement dated November 10, 2010, by and among National Technical Systems, Inc. and certain of its subsidiaries in favor of Comerica Bank as administrative agent for and on behalf of the lenders (filed as an exhibit to the registrant’s Current Report on Form 8-K filed on November 17, 2010 and incorporated herein by reference).

10.4#
Employment agreement between National Technical Systems, Inc. and Dr. Jack Lin dated April 28, 2005 (filed as an exhibit to the registrant’s Current Report on Form 8-K filed on May 3, 2005 and incorporated herein by reference). (SEC file number 000-16438-05794532).

10.5#
National Technical Systems, Inc. 2006 Long-Term Incentive Plan, as amended and restated, effective December 31, 2008 (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010 and incorporated herein by reference).

10.6#
National Technical Systems, Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008 (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010 and incorporated herein by reference).

10.7#	National Technical Systems Inc. 2006 Equity Incentive Plan (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010 and is incorporated herein by reference).
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of PKF, P.C., Independent Registered Public Accounting Firm
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan
*
These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation by reference language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.

May 2, 2011	By:	/s/ William McGinnis
William McGinnis
Cheif Executive Officer
(Prinicipal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald J. Tringali	/s/ Aaron Cohen
Donald J. Tringali,	Aaron Cohen,
Chairman of the Board	Senior Vice President and
May 2, 2011	Vice Chairman of the Board
May 2, 2011

/s/ William McGinnis	/s/ Raffy Lorentzian
William McGinnis,	Raffy Lorentzian,
Chief Executive Officer	Senior Vice President and
(Principal Executive Officer)	Chief Financial Officer
May 2, 2011	(Principal Financial and Accounting Officer)
May 2, 2011

/s/ Robert I. Lin	/s/ John Gibbons
Robert I. Lin,	John Gibbons,
Director	Director
May 2, 2011	May 2, 2011

/s/ Dan Yates	/s/ John S. Foster
Dan Yates,	John S. Foster,
Director	Director
May 2, 2011	May 2, 2011

/s/ Norman S. Wolfe
Norman S. Wolfe,
Director
May 2, 2011

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2011 and 2010

Description	Balance at beginning of period	Additions - charged to costs and expenses	Write-offs net of recoveries	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended January 31,
2011	$1,000,000	$60,000	$(511,000)	$549,000
2010	$1,274,000	$440,000	$(714,000)	$1,000,000