Form 10-K/A
period 2011-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2011-05-31
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_____________________________________________________
FORM 10-K/A
Amendment No. 1
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

None.

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

i

EXPLANATORY NOTE.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2011 of National Technical Systems, Inc., originally filed with the Securities and Exchange Commission (“SEC”) on May 2, 2011 (the “Original Form 10-K”), amends the Original Form 10-K in the manner described below.

Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to a Form 10-K or incorporated by reference from a company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Form 10-K. Because our definitive proxy statement for our 2011 annual meeting of shareholders will not be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2011, the information required by Part III of Form 10-K cannot be incorporated by reference from our definitive proxy statement and, therefore, must be included as part of the Form 10-K. Accordingly, this Amendment No. 1 is being filed to include such omitted information as part of the Form 10-K.

For convenience, Amendment No. 1 includes our complete Annual Report on Form 10-K. However, no information in the Original Form 10-K is being modified or amended by Amendment No. 1 other than changes to Part III (Items 10, 11, 12, 13 and 14) and the exhibit list included in Item 15 of Part IV. Further, unless indicated otherwise, Amendment No. 1 does not reflect events occurring after May 2, 2011, which is the filing date of the Original Form 10-K. Accordingly, Amendment No. 1 should be read in conjunction with our other filings with the SEC.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ii

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

ITEM 9B.	OTHER INFORMATION.

        None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MEMBERS OF THE BOARD OF DIRECTORS

The following sets forth, as of May 20, 2011, the names of, and certain information concerning the Company's directors:

Name	Age	Position or Office	Director Since	End of Term
Class I Directors:
John Gibbons	62	Independent Consultant	2003	2012
William McGinnis	52	Chief Executive Officer and President of the Company	1994	2012
Donald Tringali	53	Chairman of the Board of the Company and President of Augusta Advisory Group	1999	2012

Class II Directors:
Aaron Cohen (1)	74	Co-founder and Vice Chairman of the Board of the Company	1975	2013
Dr. John Foster	52	Chairman and Chief Executive Officer of Innovative Micro Technology, Inc.	2009	2013
Dan Yates	50	President and Chief Executive Officer of Regents Bank	2003	2013

Class III Directors: (2)
Robert Lin	53	President and Chief Executive Officer of MTI Marketing Techniques, Inc.	1988	2011
Norman Wolfe	63	President and Chief Executive Officer of Quantum Leaders, Inc.	2001	2011

(1)
Mr. Cohen began serving as a director of the Company in 1975 and has served every year since then, except for the period of time from June 1988 until 1997 when he served as a director of the Company's spin off United Education & Software, Inc. (UES). Small Business Administration regulations prohibited Mr. Cohen from serving as a director of the Company while he served on the board of UES.

(2)	Dr. Jack Lin served as a Class III director until his resignation on April 7, 2011.

John Gibbons has been an independent consultant since April 2004. Prior to April 2004, Mr. Gibbons was Vice Chairman of TMC Communications, Inc., a long distance, data and internet services provider. He is a director of Deckers Outdoor Corporation, (NASDAQ: DECK), a designer, producer and brand manager of innovative, high-quality footwear. The Nominating Committee believes that Mr. Gibbons' extensive experience as a chief executive officer of several companies, directorship of other public companies and background as a certified public accountant, together with his financial experience and acumen, provide substantial support for his nomination and service as a director of the Company.

William McGinnis is President and Chief Executive Officer of the Company since 2005. He has been associated with the Company continuously since 1980. The Nominating Committee believes that Mr. McGinnis' extensive management, operational and engineering experience and acumen, his long history with the Company and his proven record of attaining operational and financial objectives under a variety of economic and competitive conditions, provide substantial support for his nomination and service as a director of the Company.

Donald Tringali became Chairman of the Board effective May 1, 2010. Prior to that, he was Vice Chairman of the Board from June 1996. He also has been President of the Augusta Advisory Group, a management consulting company, for more than five years. The Nominating Committee believes that Mr. Tringali's extensive experience as a senior corporate officer of a public company, consulting work with various businesses and organizations, experience as a lawyer and broad knowledge of financial matters affecting public companies, provide substantial support for his nomination and service as a director of the Company.

Aaron Cohen is a founder, Vice Chairman of the Board and Senior Vice President, Corporate Development of the Company. He has been associated with the Company since 1961. The Nominating Committee believes that Mr. Cohen's long - time history with and significant knowledge of the Company as one of its founders, his experience as a chief executive officer of a public company and a prior Chairman of the Board of the Company and extensive expertise in engineering operations provide significant support for his nomination and service as a director of the Company.

Dr. John Foster has been the Chairman and Chief Executive Officer of Innovative Micro Technology, Inc., a MEMS (micro-electromechanical systems) contract manufacturer and foundry, for more than five years. The Nominating Committee believes that Dr. Foster's background and experience in technology-driven companies, his public company chief executive officer experience, foreign company operational responsibilities and development of innovative technologies provide substantial support for his nomination and service as a director of the Company.

Dan Yates is President and Chief Executive Officer of Regents Bank, which he helped establish in 2001. The Nominating Committee believes that Mr. Yates' significant experience as president of a commercial bank and his extensive knowledge of commercial lending and intimate knowledge of financing of a variety of commercial businesses and attainment of financial objectives provide substantial support for his nomination and service as a director of the Company.

Robert Lin has been President and Chief Executive Officer of MTI-Marketing Techniques, Inc., a manufacturer and distributor of products for the advertising specialty and premium markets, for more than five years. The Nominating Committee believes that Mr. Robert Lin's substantial service as the chief executive officer of a manufacturing and distribution company, operational responsibilities, significant employment experience with the Company and track record of achievement provide substantial support for his nomination and service as a director of the Company.

Norman Wolfe has been President and Chief Executive Officer of Quantum Leaders, Inc., a management consulting firm specializing in strategy execution, for more than five years. Mr. Wolfe holds an Advanced Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization. The Nominating Committee believes that Mr. Wolfe's substantial experience as chief executive officer of a company, extensive experience in providing consulting services to a broad spectrum of businesses, and deep knowledge and experience in corporate governance matters provide substantial support for his nomination and service as a director of the Company.

CORPORATE GOVERNANCE AND OTHER MATTERS

Leadership Structure

Effective May 1, 2010, the Company's Board of Directors appointed Mr. Tringali as its Chairman. Mr. Tringali, an independent, nonexecutive director, was formerly a Vice Chairman of the Board of Directors and has been a director of the Company since 1999. We believe that the separation of the roles of the Chairman and the Chief Executive Officer presents the best governance structure for the Company and provides for independent oversight of management at the Board leadership level. The Chairman role provides our outside directors with a platform to control agendas and discussion for board meetings. In addition, the role creates a focal point for efficient communication between the directors and Company management.

The Board of Directors and Committees

The Board of Directors is responsible for the supervision of the overall affairs of the Company. The Board of Directors held ten meetings during the last fiscal year. Each director attended at least 75 percent of the meetings of the Board of Directors and each Committee on which he served during the fiscal year ended January 31, 2011.

Audit Committee

The Company's Board of Directors has an Audit Committee consisting of Messrs. Gibbons, Foster and Yates. Mr. Gibbons is Chairman of the Audit Committee. The function of the Audit Committee is to meet with the independent registered public accounting firm engaged by the Company to review (a) the scope and findings of the annual audit, (b) accounting policies and procedures and the Company's financial reports, and (c) the internal controls employed by the Company. The Audit Committee held eight meetings during the year. The Board has determined that all Audit Committee members are "independent," as defined under the applicable Nasdaq listing standards and SEC rules and regulations. The Board of Directors has determined that John Gibbons qualifies as an "audit committee financial expert" under SEC rules and regulations. A copy of the written charter of the Audit Committee, adopted by the Board of Directors, is available on our corporate website at www.nts.com. The charter may be found as follows: from our main web page, click on “Corporate Governance” at the bottom of the page.

Compensation Committee

The Company's Board of Directors has a Compensation Committee consisting of Messrs. Gibbons, Foster and Yates. Dr. Foster is the Chairman of the Compensation Committee. The function of the Compensation Committee is to consider and make recommendations to the Board of Directors on salaries, bonuses, and other forms of compensation for the Company's executive officers and to review Board compensation. The Compensation Committee also administers the Company's stock option plan, long term incentive plan and senior executive retirement plan. The Compensation Committee held three meetings during the year. The Board of Directors has determined that all Compensation Committee members are "independent," as defined under the applicable Nasdaq listing standards and SEC rules and regulations. The Compensation Committee operates under a written charter adopted by the Board of Directors. A copy of such charter is available on our corporate website at www.nts.com. The charter may be found as follows: from our main web page, click on “Corporate Governance” at the bottom of the page.

In order to ensure the Company is compensating its executives and directors appropriately, the Compensation Committee has retained Vision Link Advisory group to assist the Committee with its responsibilities regarding the Company's executive and director compensation programs. Vision Link's fees for the consulting services provided to the Committee in fiscal year 2011 were $25,000 related to advice on executive compensation and $11,150 for additional services.

Governance Committee

The Company's Board of Directors has a Governance Committee consisting of Messrs. Wolfe, Yates and Tringali. Mr. Wolfe is Chairman of the Governance Committee. The function of the Governance Committee is to consider and make recommendations on matters related to the practices, policies and procedures of the Board of Directors and to take a leadership role in shaping the corporate governance of the Company. The Governance Committee also assesses the size and structure of the Board of Directors and Board committees and coordinates evaluation of Board performance. The Governance Committee held three meetings during the year.

The Governance Committee periodically reviews the composition of the board and identifies those qualities, including diversity that supports the Company’s strategic direction. Although the Committee does not have a formal diversity policy, it believes that diversity is an important consideration in evaluating board composition. Among the factors considered are personal, professional and cultural experiences that will ensure the board as a whole contributes a diversity of perspectives that represents the variety of stakeholders we serve.

The Board of Directors has determined that all Governance Committee members are "independent," as defined under the applicable Nasdaq listing standards. The Governance Committee operates under a written charter adopted by the Board of Directors. A copy of such charter is available on our corporate website at www.nts.com. The charter may be found as follows: from our main web page, click on “Corporate Governance” at the bottom of the page.

Nominating Committee

The Nominating Committee assists the Board of Directors in the selection of nominees for election to the Board. The Nominating Committee consists of Messrs. Gibbons, Tringali and Yates. Mr. Tringali is Chairman of the Nominating Committee. Each of Messrs. Gibbons, Tringali and Yates were and are deemed to be "independent," as defined under the applicable NASDAQ listing standards. The Nominating Committee held one meeting during the 2011 fiscal year.

In evaluating potential nominees for the Board, the Nominating Committee considers a variety of factors, including high personal integrity and business ethics; strong interpersonal and problem solving skills; ability to contribute based on business experience and contacts; financial literacy and understanding of business metrics; ability to provide a different perspective to issues; knowledge of the company’s business and/or industry; and corporate governance standards established by NASDAQ. Among the factors to be considered in evaluating a candidate, are personal, professional and cultural experiences that will insure that the Board as a whole contributes a diversity of perspectives. A copy of the Nominating Committee charter is available on our corporate website at www.nts.com. The charter may be found as follows: from our main web page, click on “Corporate Governance” at the bottom of the page.

Effective April 7, 2011, Dr. Jack Lin, a co-founder of the Company and former Chairman of the Board resigned his position as a Class III director. Since that time, the Nominating Committee has worked closely with the independent directors and the entire board to identify a nominee to fill the board vacancy created by Dr. Lin’s resignation. The Nominating Committee has met formally on two occasions since the beginning of the current fiscal year, and has had many informal discussions, to address potential candidates for the slate of directors to be nominated by the Company at the next annual meeting of shareholders and to fill the vacancy created by Dr. Lin’s resignation. Members of the Nominating Committee have interviewed potential candidates and will continue to do so until the Company’s nominees for the next election are selected by the board.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the principal executive officer and senior financial executives, including the Chief Financial Officer and corporate controller, of the Company, as well as all employees and directors of the Company. The Code of Ethics is published on the Company's website at www.nts.com, under "Corporate Governance." The Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics applicable to senior financial executives on its website within four business days following the date of such amendment or waiver.

Board Effectiveness

It is important that the Company’s Board of Directors and its committees are performing effectively and in the best interests of our company and our stockholders. To that end, our Board of Directors performs an annual self-assessment, led by the chair of the Governance Committee, to evaluate its effectiveness in fulfilling its obligations.

Board’s Role in Risk Oversight

The Board of Directors has an oversight role in managing our risk. The Board’s role in risk oversight of the Company is consistent with the Company’s leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and its committees providing oversight in connection with those efforts.

Director Attendance at Annual Meeting

The Company does not have a policy regarding director attendance at the Company's annual meetings of shareholders, although it encourages all directors to attend. All current directors attended the Company's 2010 annual meeting of shareholders. Jack Lin, a director at the time, did not attend the 2010 annual meeting of shareholders.

EXECUTIVE OFFICERS

The following table sets forth, as of May 20, 2011, the names of, and certain information concerning the Company's executive officers who do not also serve as directors:

Name	Age	Position
Douglas Briskie	47	Senior Vice President, Corporate Development. Mr. Briskie has served as Senior Vice President Corporate Development since 2007, and has been associated with the Company since 1987.
Derek Coppinger	41	Senior Vice President, Corporate Development. Mr. Coppinger has been Senior Vice President Corporate Development since 2007, and has been associated with the Company since 1998.
Raffy Lorentzian	55
Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary. Mr. Lorentzian has been the Chief Financial Officer since 2007. He has been associated with the Company since 1997.

Dwight Moore	48	Senior Vice President, Chief Operating Officer. Mr. Moore has been the Chief Operating Officer since 2006 and has been associated with the Company since 1997.

None of the executive officers was selected pursuant to any arrangement or understanding other than with the Company's executive officers acting within their capacities as such.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for each of the two fiscal years ended January 31, 2011 and 2010.

Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
William McGinnis,	2011	$347,162	$100,742	----	----	$158,855	$83,325	(5)	$690,084
President and Chief Executive Officer	2010	$324,450	$110,313	----	----	$194,007	$71,195		$699,965
Dwight Moore,	2011	$241,900	$67,035	----	----	$93,043	$22,492	(6)	$424,470
Sr. Vice President and Chief Operating Officer	2010	$205,000	$69,700	----	----	$115,839	$15,863		$406,402
Raffy Lorentzian,	2011	$220,420	$63,963	----	----	$100,860	$36,257	(6)	$421,500
Sr. Vice President and Chief Financial Officer	2010	$206,000	$70,040	----	----	$132,572	$24,372		$432,984

(1)	Certain executives were awarded bonuses in accordance with the Company’s existing short term bonus plan which is based on the Company achieving certain profit targets.
(2)	We did not grant any stock awards to our named executive officers for the fiscal years ended January 31, 2011 and 2010.
(3)	We did not grant any stock option awards to our named executive officers for the fiscal years ended January 31, 2011 and 2010.
(4)
The Non-Equity Incentive Plan Compensation represents the amount earned by the named executive officers pursuant to the "Long-Term Incentive Plan" (LTIP) adopted by the Company in fiscal year 2007. The amounts reflected on the "Summary Compensation Table" represent amounts vested and not amounts paid. In general, LTIP participants only receive payments under the plan if the Company’s earnings per share increase over the award period (three years).

(5)
Includes annual vested amount of $49,708 pursuant to the Company’s 2006 Supplemental Executive Retirement Plan, reimbursements of uninsured medical expenses of $24,517 and premiums towards life insurance of $9,100.

(6)	Represents annual vested amount pursuant to the Company’s 2006 Supplemental Executive Retirement Plan.

Outstanding Equity Awards

The table below summarizes the current holdings of option awards and stock awards by our named executive officers for fiscal year ending January 31, 2011. Each equity grant has a 10 year life and is shown separately for each named executive officer and vests at a rate of 25% on each anniversary of the date of grant.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	($)		(#)	($)	(#)	($)
William McGinnis	22,000	-	$4.45	6/27/2013	-	-	-	-
	15,000	-	$4.56	6/28/2014	-	-	-	-
	25,000	-	$4.76	12/1/2015	-	-	-	-
Dwight Moore	350	-	$2.04	6/27/2011	-	-	-	-
	3,750	-	$1.81	8/3/2011	-	-	-	-
	11,000	-	$4.45	6/27/2013	-	-	-	-
	5,000	-	$4.56	6/28/2014	-	-	-	-
	17,500	-	$4.76	12/1/2015	-	-	-	-
Raffy Lorentzian	5,000	-	$2.04	6/27/2011	-	-	-	-
	3,500	-	$1.81	8/3/2011	-	-	-	-
	5,000	-	$2.92	12/13/2012	-	-	-	-
	4,000	-	$4.45	6/27/2013	-	-	-	-
	5,000	-	$4.56	6/28/2014	-	-	-	-
	13,000	-	$4.76	12/1/2015	-	-	-	-

Employment Agreements

The Company has not entered into employment agreements with any of its named executive officers.

Change-in-Control Agreements

The Company has entered into change-in-control agreements with certain executive officers and key employees of the Company. These agreements are intended to provide the continuity of management in the event of a change-in-control of the Company. The agreements provide that the covered executive officers and key employees could be entitled to certain severance benefits following a change in control of the Company, if they are terminated by the Company without cause. Under the severance agreements, a change-in-control would include any of the following events: (i) any "person," as defined in the Securities Exchange Act of 1934, as amended, acquires 50 percent or more of the Company's voting securities or (ii) shareholders approve certain mergers, or liquidation, or sale of the Company's assets.

Pursuant to the change in control agreement, if one of our executive officer’s employment terminates without cause within twelve months following a change in control of our Company, he or she will receive a payment equal to two times his or her annual compensation, payment of medical and related benefits for a period of two years, and full accelerated vesting of all outstanding stock options. If the termination without cause occurs more than twelve but less than twenty-four months following a change in control, the executive will receive a payment equal to his or her annual compensation, payment of medical and related benefits for a period of one year, and full accelerated vesting of all outstanding stock options.

Compensation on Separation of Employment

Regardless of the manner in which an executive officer terminates, he or she is entitled to receive amounts earned during his or her term of employment. Such amounts include:

•	non-equity incentive compensation earned during the fiscal year, to the extent vested;
•	equity awarded pursuant to the “1994 stock option plan”, the “2002 stock option plan” and the LTIP to the extent vested;
•	amounts contributed and vested under our qualified retirement plan; and
•	unused vacation pay.

Pursuant to the supplemental executive retirement plan, each of our executive officers participating in the plan is entitled to the vested value of his or her account upon retirement, death or disability. Additionally, vesting is fully accelerated if his or her termination is due to attaining retirement age, death or disability. Finally, all unvested benefits become fully vested if the executive officer has ten or more years of employment with our Company at a time the Company has a change in control.

Pursuant to the LTIP, each of our executive officers participating in the plan is entitled to the vested value of his or her account balance upon termination of employment. Additionally, vesting is fully accelerated if the executive officer dies, becomes disabled or the executive is terminated without cause within twenty four months following a change in control of the Company.

Risk Considerations in our Compensation Programs

Our Compensation Committee has discussed the concept of risk as it relates to our compensation program and does not believe our compensation program encourages excessive or inappropriate risk taking. We structure our pay to consist of primarily fixed compensation with cash and non-cash incentive programs. The base salary portion of compensation is designed to provide a steady income regardless of our stock price performance, so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics. Our cash incentive program has traditionally been weighted on multiple financial metrics including revenues, operating income and new customer retention. Those metrics are evaluated each year based on perceptions of operating issues most critical to the Company's short and long term success. Our equity incentive grants have traditionally been structured to provide longer term incentive. Our Compensation Committee feels that this compensation package strikes a balance between providing secure compensation and appropriate short term and long term incentives, such that our executives are not encouraged to take unnecessary or excessive risks.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that our directors spend fulfilling their duties to our Company as well as the skill level required by our Board members.

We believe that our director compensation is competitive with the compensation offered by our peer group of companies and is fair and appropriate in light of the responsibilities and obligations of our independent directors.

Cash Compensation Paid to Board Members

For the fiscal year ended January 31, 2011, members of our Board who are not employees of our Company received an annual cash retainer and additional cash compensation based upon committee memberships and chairmanships. Directors who are also our employees, other than Dr. Lin during his tenure, receive no compensation for their services as directors.

Restricted Stock Program

Our compensation philosophy has been moving away from making grants of stock options. Therefore, no option awards were granted in the fiscal year ended January 31, 2011. Our directors did, however, receive restricted stock awards. Restricted stock awards vest over four years of service at the rate of 25% annually on the anniversary of the date of grant.

Director Summary Compensation

The table below summarizes the compensation we paid to our non-employee directors for the fiscal year ended January 31, 2011.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name (1)	($)	($)(2)	($)(3)	($)
John Foster	38,011	31,752	-	69,763
John Gibbons	67,511	59,302	-	126,813
Robert Lin	28,011	31,752	-	59,763
Donald Tringali	64,011	201,254	-	265,265
Norman Wolfe	42,011	31,752	-	73,763
Dan Yates	46,261	31,752	-	78,013

(1)
William McGinnis is an executive officer of our Company and, therefore, his compensation is not reflected in this table. Mr. McGinnis receives no additional compensation for the services he renders as a director. Aaron Cohen is a director and an executive officer of our Company, but he is not a named executive officer. He receives no additional compensation for his services provided as a director. Dr. Jack Lin served as a director until his resignation on April 7, 2011.

(2)
Reflects the value as of the grant date of stock awards received in fiscal year 2011. As of January 31, 2011, each director has the following number of non-vested restricted stock awards outstanding: John Foster: 10,009; John Gibbons: 15,352; Robert Lin: 15,352; Donald Tringali: 30,702; Norman Wolfe: 15,352 and Dan Yates: 15,352.  During fiscal 2011, Mr. Tringali received 25,000 shares and Mr. Gibbons received 5,000 shares (valued at $137,750 and $27,550, respectively) as compensation related to special committee services.

(3)
We granted no stock option awards to our directors for the fiscal year ended January 31, 2011. As of January 31, 2011, each director has the following number of outstanding options: John Gibbons: 17,500; Robert Lin: 12,500; Donald Tringali: 10,000; Norman Wolfe: 22,500 and Dan Yates: 17,500.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Stock

The following table presents information concerning the beneficial ownership of the shares of our common stock as of May 20, 2011 by:

•	each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
•	each of our named executive officers (as defined below);
•	each of our directors; and
•	all of our current executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. The address for each of our directors and named executive officers is c/o National Technical Systems, Inc., 24007 Ventura Boulevard, Calabasas, California 91302.

The percentage of beneficial ownership is based on a total 10,397,550 shares, which consists of 10,252,063 common shares outstanding and 145,487 non-vested restricted shares on May 20, 2011. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of May 20, 2011 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Owner	Title of Class of Stock	Amount and Nature of Beneficial Ownership		Percent of Class
5% Shareholders
Dr. Jack Lin	Common Stock	1,100,024	(1)	10.5%
24780 Hermosilla Court,
Calabasas, California 91302
Sandler Capital Management	Common Stock	820,489	(2)	7.9%
711 Fifth Avenue
New York, NY 10022
Dimensional Fund Advisors Inc.	Common Stock	651,723	(3)	6.3%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
Luis Antonio Hernandez	Common Stock	620,160	(4)	6.0%
3069 Misty Harbour Drive,
Las Vegas, Nevada 89117
Sidney Meltzner	Common Stock	608,002	(5)	5.8%
404 21st Street
Santa Monica, California 90402

Current Directors and Named Executive Officers:
Aaron Cohen	Common Stock	1,338,861	(6)(7)	12.9%
William McGinnis	Common Stock	194,892	(6)	1.9%
Robert Lin	Common Stock	160,435	(6)(7)	1.5%
Donald Tringali	Common Stock	138,174	(6)(7)	1.3%
John Gibbons	Common Stock	61,070	(6)(7)	**
Raffy Lorentzian	Common Stock	58,000	(6)	**
Norman Wolfe	Common Stock	55,080	(6)(7)	**
Dwight Moore	Common Stock	52,356	(6)	**
Dan Yates	Common Stock	45,309	(6)(7)	**
Dr. John Foster	Common Stock	12,009	(6)	**
All current directors and executive officers as a group (twelve persons)	Common Stock	2,200,686	(6)(7)	20.6%

** Indicates less than 1.0%
(1)	Includes 42,000 shares covered by options exercisable within 60 days of May 20, 2011 and 22,684 in non-vested restricted shares.
(2)	Based on Schedule 13D/A filed by this holder with the SEC on January 4, 2011.
(3)	Based on Schedule 13G/A filed by this holder with the SEC on February 11, 2011.
(4)
Based on Schedule 13D/A filed by this holder with the SEC on April 7, 2011. According to the Schedule 13D/A includes (a) 518,000 shares of common stock held by Mr. Hernandez jointly with his spouse, Jacqueline Hernandez, over which Mr. and Mrs. Hernandez share voting and dispositive power, and (b) an aggregate of 102,160 shares of common stock of the issuer held in the names of Mr. Hernandez’s four children, over which Mr. Hernandez and his children share voting and dispositive power. Mr. Hernandez disclaims beneficial ownership of the shares held by his children.

(5)
Based on Schedule 13D/A filed by this holder with the SEC on April 7, 2011. According to the Schedule 13D/A includes (a) 17,500 shares of common stock held by Mr. Meltzner jointly with his spouse, Carole Meltzner, over which Mr. and Mrs. Meltzner share voting and dispositive power, and (b) 338,002 shares of common stock of the issuer directly held by CAS Foundation, over which Mr. Meltzner, as trustee of CAS Foundation, has sole voting and dispositive power. Mr. Meltzner disclaims beneficial ownership of the shares held by CAS Foundation.

(6)
Includes shares covered by options exercisable within 60 days of May 20, 2011, as follows: Cohen, 21,000; Gibbons, 17,500; R. Lin, 12,500; Lorentzian, 35,500; McGinnis, 62,000; Moore, 37,600; Tringali, 10,000; Wolfe, 22,500 and Yates, 17,500.

(7)
Includes non-vested restricted shares as to which the holder has the power to vote but does not have the power to dispose, as follows: Cohen, 22,684; Foster, 8,009; Gibbons, 15,352; R. Lin, 15,352; Tringali, 30,702; Wolfe, 15,352 and Yates, 15,352.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's officers, directors and consultants are required to file initial reports of ownership and reports of change in ownership with the SEC. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on information provided to the Company by individual officers and directors, the Company believes that during the fiscal year ended January 31, 2011 all filing requirements applicable to officers and directors have been complied with.

Potential Change in Control

On April 7, 2011, Dr. Jack Lin, Mr. Sidney Meltzner, CAS Foundation and Mr. Luis Hernandez filed a Schedule 13D with the SEC indicating that the four shareholders control or share voting and dispositive power over an aggregate of 2,379,784 shares the Company’s outstanding common stock, and that they were acting together as a group. According to the Schedule 13D, the group has acquired their shares for investment intent. The group has also stated in a press release dated April 14, 2011 that they intend to propose a slate of Class III directors. If the shareholders are successful in securing any board positions they have stated that they will seek to have the Board of Directors engage an investment banker to solicit a sale of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Family Relationships

Effective April 7, 2011 Dr. Jack Lin a co-founder of the Company and former Chairman of the Board resigned his position as a director. Dr. Jack Lin is the father of Robert Lin. There are no family relationships among the Company's current directors and executive officers.

Policies for Review of Related Party Transactions

Our Board of Directors has approved a written policy for the review, approval or ratification of all related party transactions with a value above $120,000, including loans between us and our officers, directors and principal stockholders and their affiliates. Under the charter of the Governance Committee of our Board of Directors, that committee is responsible for considering conflicts of interest of Board members and senior management, and, to the extent a conflict constitutes a related party transaction, the committee refers the matter to the Audit Committee for review and recommendation of what action is to be taken, if any, by our Board of Directors. All related party transactions are to be on terms no less favorable to us than those that we could obtain from unaffiliated third parties. We believe that all of the transactions described below were reviewed and approved under the foregoing policies and procedures.

Related Party Transactions

Except for compensation of our officers and directors reflected in the tables above, we had no related party transactions within the meaning of applicable SEC rules for the year ended January 31, 2011, except as follows.

Total payments of $15,700 were made to Quantum Leaders, Inc. during fiscal year 2011. Norman Wolfe, Director of the Company, is the President and Chief Executive Officer of Quantum Leaders, Inc.

Indemnification Agreements

Messrs. McGinnis, Moore and Lorentzian, the executive officers and the directors of the Company are parties to indemnification agreements with the Company. These agreements provide, among other things, that the Company shall (i) indemnify them against certain liabilities that may arise by reason of their status as executive officers or directors provided they acted in good faith and in a manner reasonably believed to be in the best interests of the Company and, with respect to any criminal action, had no cause to believe their conduct was unlawful, (ii) to advance the expenses actually and reasonably incurred as a result of any proceeding against them by third parties or by or in right of the Company, where the indemnitee acted in good faith in a manner the indemnitee believed to be in the best interest of the Company (subject to repayment if it is determined that the indemnitee is not entitled to indemnification), and (iii) to make a good faith attempt to obtain directors' and officers' insurance. There is not any action of proceeding pending or, to the knowledge of the Company, threatened which may result in a claim for indemnification by any director, officer, employee or agent of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Other Fees

The Company paid the following fees to Ernst & Young LLP during fiscal years ending January 31, 2011 and 2010, respectively:

	2011	2010
Audit Fees	$427,300	$428,600
Audit-Related Fees	115,200	25,000
Tax-Related Fees	-	-
All Other Fees	-	-

The audit and audit-related fees for the years ended January 31, 2011 and January 31, 2010 were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory audits, consents, financial due diligence on prospective transactions and assistance with review of documents filed with the SEC.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee administers the Company's engagement of Ernst &Young LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis. All services provided by Ernst & Young LLP during the fiscal years ended January 31, 2011 and 2010 were pre-approved by the Audit Committee. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Ernst & Young LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent auditor to perform the services. The Audit Committee has determined that performance by Ernst & Young LLP of the non-audit services related to the fees on the table above did not affect their independence.

Prior to engagement, the Audit Committee pre-approves all independent auditor services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee of the Board of Directors is composed of three directors each of whom is "independent," as defined under the applicable Nasdaq listing standards and SEC rules and regulations. The Committee operates under a written charter adopted by the Board of Directors, a copy of which is available on our corporate website at www.nts.com.

The Committee recommends to the Board of Directors the appointment of the independent auditors, reviews the scope of audits, reviews significant changes to the Company's accounting principles and practices, reviews significant issues encountered in the course of audit work related to the adequacy of internal controls and oversees the internal audit function.

The Committee reviewed and discussed the audited financial statements with management of the Company and representatives of Ernst & Young LLP. The discussions with Ernst & Young LLP included the matters required to be discussed by Statement on Auditing Standards No. 61, as amended. In addition, the Audit Committee received the written disclosures and the letter regarding independence from Ernst & Young LLP as required by Rule 3526 of the Public Company Accounting Oversight Board and discussed with Ernst & Young LLP their independence.

Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2011 for filing with the SEC.

The Committee also recommended to the Board of Directors, and the Board has appointed, Ernst & Young LLP to audit the corporation's financial statements for the fiscal year ending January 31, 2012, subject to shareholder ratification of that appointment.

AUDIT COMMITTEE
John Gibbons, Chairman
John Foster
Dan Yates

The information contained in this Audit Committee report shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference in such filing.

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

2.1
Interests Purchase Agreement dated December 5, 2007 among NTS Technical Systems, the 2007 Richard W. Mouser Revocable Trust, the Richard W. Mouser Revocable Trust, the Debra S. Mouser Revocable Trust, Richard W. Mouser and Debra S. Mouser (filed with the Company’s 8-K on December 11, 2007 and is incorporated herein by reference).

2.2
Agreement and Plan of Merger dated June 6, 2008 by and among National Technical Systems, Inc., NTS Acquisition Corp., ELA, LLC, Elliott Laboratories, Inc, Thomas H. Parker, Edward J. Pavlu, III, Barry W. Klinger, Gerard J. Grenier, Thomas E. Wetzel, David W. Bare and The Gerard J. Grenier Revocable Trust (filed as an exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011 and is incorporated herein by reference).

2.3
Agreement of Purchase and Sale of Stock dated November 30, 2009 by and between U.S. Laboratories, Inc. and NQA, Inc. (filed as an exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011 and is incorporated herein by reference).

2.4
Stock Purchase Agreement dated December 16, 2010 among NTS Technical Systems, National Technical Systems, Inc., Mechtronic Solutions, Inc., La Luz Ascensions, LLC, Lemna Hunter, Richard Hunter, New Tech I, LP And Quatro Ventures, LLC. (filed as an exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011 and is incorporated herein by reference).

3.1
Articles of Incorporation of the registrant, as amended to date. (filed as an exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011 and is incorporated herein by reference).

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

10.1#	National Technical Systems, Inc. 2002 Stock Option Plan.
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

10.7#	National Technical Systems Inc. 2006 Equity Incentive Plan (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010 and is incorporated herein by reference).

21.1	Subsidiaries of the registrant (filed as an exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011 and is incorporated herein by reference).
23.1
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed as an exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011 and is incorporated herein by reference).

23.2
Consent of PKF, P.C., Independent Registered Public Accounting Firm (filed as an exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011 and is incorporated herein by reference).

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

NATIONAL TECHNICAL SYSTEMS, INC.

May 31, 2011	By:	/s/ William McGinnis
William McGinnis
Cheif Executive Officer
(Prinicipal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald J. Tringali	/s/ Aaron Cohen
Donald J. Tringali,	Aaron Cohen,
Chairman of the Board	Senior Vice President and
May 31, 2011	Vice Chairman of the Board
May 31, 2011

/s/ William McGinnis	/s/ Raffy Lorentzian
William McGinnis,	Raffy Lorentzian,
Chief Executive Officer	Senior Vice President and
(Principal Executive Officer)	Chief Financial Officer
May 31, 2011	(Principal Financial and Accounting Officer)
May 31, 2011

/s/ Robert I. Lin	/s/ John Gibbons
Robert I. Lin,	John Gibbons,
Director	Director
May 31, 2011	May 31, 2011

/s/ Dan Yates	/s/ John S. Foster
Dan Yates,	John S. Foster,
Director	Director
May 31, 2011	May 31, 2011

/s/ Norman S. Wolfe
Norman S. Wolfe,
Director
May 31, 2011

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