Form 10-Q
period 2011-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2011-06-13
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

or

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
YES  ☐  NO ☒

The number of shares of common stock, no par value, outstanding as of June 7, 2011 was 10,252,064.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	April 30,	January 31,
	2011	2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,608,000	$8,924,000
Investments	3,067,000	2,796,000
Accounts receivable, less allowance for doubtful accounts of $616,000 at April 30, 2011 and $549,000 at January 31, 2011	31,150,000	28,452,000
Income taxes receivable, net	1,660,000	1,427,000
Inventories, net	4,581,000	4,270,000
Deferred income taxes	3,890,000	3,681,000
Prepaid expenses	1,807,000	1,639,000
Total current assets	53,763,000	51,189,000

Property, plant and equipment, at cost	118,369,000	116,984,000
Less: accumulated depreciation	(74,406,000)	(72,699,000)
Net property, plant and equipment	43,963,000	44,285,000

Goodwill	20,004,000	20,004,000
Intangible assets, net	10,789,000	11,110,000
Other assets	3,655,000	2,738,000

TOTAL ASSETS	$132,174,000	$129,326,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,073,000	$7,023,000
Accrued expenses	8,491,000	8,230,000
Deferred income	3,196,000	1,790,000
Current installments of long-term debt	3,595,000	3,505,000
Total current liabilities	22,355,000	20,548,000

Long-term debt, excluding current installments	39,681,000	39,766,000
Deferred income taxes	12,148,000	11,956,000
Deferred compensation	1,451,000	1,373,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 10,243,000 as of April 30, 2011 and 10,243,000 as of January 31, 2011	20,855,000	20,754,000
Retained earnings	34,680,000	34,120,000
Accumulated other comprehensive loss	(117,000)	(147,000)
Total shareholders' equity	55,418,000	54,727,000
Noncontrolling interests	1,121,000	956,000
Total equity	56,539,000	55,683,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$132,174,000	$129,326,000

See accompanying notes.

Index
NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for the Three Months Ended April 30, 2011 and 2010

	2011	2010

Net revenues	$37,510,000	$36,132,000
Cost of sales	28,244,000	25,348,000
Gross profit	9,266,000	10,784,000

Selling, general and administrative expense	7,795,000	7,442,000
Equity (income) loss from non-consolidated subsidiary	(21,000)	17,000
Operating income	1,492,000	3,325,000
Other income (expense):
Interest expense, net	(291,000)	(296,000)
Other income, net	50,000	2,991,000
Total other (expense) income, net	(241,000)	2,695,000

Income before income taxes and noncontrolling interests	1,251,000	6,020,000
Income taxes	526,000	2,402,000

Net income	725,000	3,618,000
Net income attributable to noncontrolling interests	(165,000)	(72,000)

Net income attributable to NTS	$560,000	$3,546,000

Net income attributable to NTS per common share:
Basic	$0.05	$0.37
Diluted	$0.05	$0.35

Weighted average common shares outstanding - basic	10,243,000	9,465,000
Dilutive effect of stock options and nonvested shares	407,000	559,000
Weighted average common shares outstanding - diluted	10,650,000	10,024,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended April 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$725,000	$3,618,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,028,000	1,787,000
Allowance for doubtful accounts	67,000	40,000
Gain on sale of assets	-	(3,017,000)
Loss on retirement of assets	-	13,000
Gain on investments	(96,000)	(69,000)
Deferred income taxes	(17,000)	(16,000)
Share based compensation	73,000	241,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(2,765,000)	(2,307,000)
Inventories	(311,000)	(778,000)
Prepaid expenses	(168,000)	(233,000)
Other assets	(905,000)	12,000
Income taxes receivable, net	(233,000)	2,206,000
Accounts payable	50,000	968,000
Accrued expenses	261,000	981,000
Deferred income	1,406,000	935,000
Deferred compensation	78,000	48,000
Net cash provided by operating activities	193,000	4,429,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,385,000)	(2,123,000)
Proceeds from sale of life insurance	-	1,826,000
Acquisitions of businesses	-	(2,053,000)
Proceeds from sale of assets	-	2,293,000
Investment in retirement funds	(187,000)	-
Net cash used in investing activities	(1,572,000)	(57,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	872,000	508,000
Repayments of current and long-term debt	(867,000)	(1,183,000)
Proceeds from stock options exercised	-	63,000
Tax benefit from restricted stock issuance and stock options exercised	28,000	14,000
Net cash provided by (used in) financing activities	33,000	(598,000)
Effect of exchange rate changes on cash	30,000	(26,000)

Net (decrease) increase in cash and cash equivalents	(1,316,000)	3,748,000
Beginning cash and cash equivalents balance	8,924,000	7,102,000

ENDING CASH AND CASH EQUIVALENTS BALANCE	$7,608,000	$10,850,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

1.
Basis of Presentation

The consolidated financial statements include the accounts of National Technical Systems, Inc. (“NTS” or the “Company”) and its majority-owned or otherwise controlled subsidiaries. In accordance with authoritative guidance released by the Financial Accounting Standards Board (“FASB”) clarifying that a noncontrolling interest held by others in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section as a distinct item separate from the Company’s equity and reported separately on the balance sheet. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets.

These statements should not be construed as representing pro rata results of the Company’s fiscal year ending January 31, 2011 and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 31, 2011.

The statements presented as of April 30, 2011 and for the three months ended April 30, 2011 and 2010 are unaudited. In management's opinion, all adjustments have been made to present fairly the results of such unaudited interim periods. All such adjustments are of a normal recurring nature.

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

3.
Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities.  During the three months ended April 30, 2011, total comprehensive income was $755,000 which includes foreign currency translation gain of $30,000.  During the three months ended April 30, 2010, total comprehensive income was $3,592,000 which includes foreign currency translation loss of $26,000.

4.	Inventories Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.
Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited formerly NICEIC Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.  The balance in noncontrolling interests as of January 31, 2011 was $956,000.  Net income attributable to noncontrolling interests for the three months ended April 30, 2011 was $165,000, resulting in a noncontrolling interest balance of $1,121,000 as of April 30, 2011.

6.
Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

7.	Intangible Assets

Index

The following table summarizes the Company’s intangible assets:

As of April 30, 2011  and January 31, 2011, the Company had the following acquired intangible assets:

	April 30, 2011				January 31, 2011
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$890,000	$577,000	$313,000	3-10 years	$890,000	$531,000	$359,000	3-10 years
Customer relationships	11,947,000	2,677,000	9,270,000	3-15 years	11,947,000	2,438,000	9,509,000	3-15 years
Accreditations and certifications	20,000	14,000	6,000	5 years	20,000	13,000	7,000	5 years
Trademarks and tradenames	58,000	28,000	30,000	3 years	58,000	23,000	35,000	3 years
GSA Schedule	800,000	30,000	770,000	10 years	800,000	-	800,000	10 years
Total	$13,715,000	$3,326,000	$10,389,000		$13,715,000	$3,005,000	$10,710,000

Intangible assets not subject to amortization:

Goodwill			$20,004,000				$20,004,000
Trademarks and tradenames			400,000				400,000
Total			$20,404,000				$20,404,000

8.
Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of April 30, 2011 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2011	582,200	$4.09	2.86	$2,077,000
Granted	-	-
Exercised	-	-
Canceled, forfeited or expired	-	-
Outstanding at April 30, 2011	582,200	$4.09	2.62	$2,382,000
Exercisable at April 30, 2011	582,200	$4.09	2.62	$2,382,000

For the three months ended April 30, 2011, potentially dilutive securities representing approximately 1,000 shares of common stock, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.  No such dilutive securities were outstanding as of  April 30, 2011.

There was no compensation expense related to stock options for the three months ended April 30, 2011 and 2010. As of April 30, 2011, there was no unamortized stock-based compensation expense related to unvested stock options, as the options are fully vested.

The Company’s non-vested restricted shares, which were part of the 2006 Equity Incentive Plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants was $73,000 for the three months ended April 30, 2011.  As of April 30, 2011, 145,000 non-vested shares were outstanding at a weighted average grant date value of $4.83. As of April 30, 2011, there was $469,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 39 months.

Index

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

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligations at April 30, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,067,000	$3,067,000	$-	$-
Liability on earn-out for MSI acquisition	500,000	-	-	500,000
Total	$3,567,000	$3,067,000	$-	$500,000

The fair value of the contingent consideration related to the MSI acquisition was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.  Key assumptions include the discount rate and probability adjusted revenues.

10.
Advances to Potential Acquisition Target

During the quarter ended April 30, 2011, the Company paid advances to a potential acquisition target of $900,000, partially secured by assets of the target and personal guaranties. The advances are recorded in other assets and will be credited against the purchase price, if the transaction is consummated. The financial impact of the transaction cannot be estimated at this time. While it is anticipated that this transaction will be consummated in fiscal year 2012, there is no certainty that this will occur.

11.	Subsequent Events Subsequent events have been evaluated up to and including the date these financial statements were issued.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These matters contain certain statements that relate to future plans, events or performance. These forward-looking statements involve risks and uncertainties, including risks associated with uncertainties pertaining to customer orders, demand for services and products, development of markets for the Company’s services and products and other risks included in the Company’s Annual Report on Form 10-K.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011 and the  consolidated financial statements included elsewhere in this report.

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

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto.  All information is based upon unaudited operating results of the Company for the three-month periods ended April 30, 2011 and 2010.

RESULTS OF OPERATIONS

REVENUES
Three months ended April 30,	2011	% Change	2010	Diff
(Dollars in thousands)
Total revenues	$37,510	3.8%	$36,132	$1,378

For the three months ended April 30, 2011, consolidated revenues increased by $1,378,000 or 3.8% when compared to the same period in fiscal 2011.  Organic growth of $755,000 or 2.1% was primarily due to growth in the energy and telecommunications markets, partially offset by a decrease in the defense market. Acquisition growth of $623,000 or 1.7% was from the purchase of Mechtronic Solutions Inc., on December 16, 2010.

GROSS PROFIT
Three months ended April 30,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$9,266	(14.1)%	$10,784	$(1,518)
% to total revenues	24.7%		29.8%	-5.1%

Total gross profit for the three months ended April 30, 2011 decreased by $1,518,000 or 14.1% when compared to the same period in fiscal 2011.  This decrease was primarily due to changes in the mix of services sold and delays in defense program funding by the government which impacted our most recent acquisition as well as some of our other facilities.

Index

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$7,795	4.7%	$7,442	$353
% to total revenues	20.8%		20.6%	0.2%

Total selling, general and administrative expenses increased by $353,000 or 4.7% for the three months ended April 30, 2011 when compared to the same period in fiscal 2011. This increase was primarily due to increased legal and advisory expenses related to certain shareholder, acquisition, fee dispute and employment issues and outside services related to the implementation of our enterprise resource planning system, partially offset by a decrease in bonus expense related to the lower profitability in the first quarter and a decrease in compensation and travel related expenses as a result of the Company’s recent reduction in force and cost cutting initiatives.

OPERATING INCOME
Three months ended April 30,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$1,492	(55.1)%	$3,325	$(1,833)
% to total revenues	4.0%		9.2%	-5.2%

Operating income for the three months ended April 30, 2011 decreased by $1,833,000 or 55.1% when compared to the same period in fiscal 2011, primarily as a result of the decrease in gross profit and increase in selling, general and administrative expenses. Operating income as a percentage of revenues decreased by 5.2% to 4.0% in the current year when compared to 9.2% the same period in the prior year.

INTEREST EXPENSE

Net interest expense decreased by $5,000 to $291,000 in the three months ended April 30, 2011 when compared to the same period in the prior year.

OTHER INCOME

Other income was $50,000 for the three months ended April 30, 2011, compared to other income of $2,991,000 for the same period in the prior year. The income in the prior year was primarily due to the gain on the sale of the Company’s Virginia property of $3,017,000, partially offset by other non-recurring expenses.

INCOME TAXES

The income tax provision rate for the three months ended April 30, 2011 was 42.0% compared to 39.9% for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

NET INCOME

Net income for the three months ended April 30, 2011 was $725,000 compared to $3,618,000 for the same period in fiscal 2011. This decrease was primarily due to lower operating income and lower other income in the current year, partially offset by lower income taxes.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

For the three months ended April 30, 2011, net income attributable to noncontrolling interests was $165,000 compared to $72,000 in the prior year, an increase of $93,000 or 129.2%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the first quarter of fiscal year 2012.

Index

NET INCOME ATTRIBUTABLE TO NTS

Net income attributable to NTS for the three months ended April 30, 2011 was $560,000 compared to $3,546,000 for the same period in fiscal 2011. This decrease was primarily due to lower net income and the increase in net income attributable to noncontrolling interests.

OFF BALANCE SHEET ARRANGEMENTS

None.

Index

Business Environment

AEROSPACE MARKET

The aerospace market generates approximately 32% of the Company’s overall revenue.  NTS views the aerospace sector as having nine definable sectors: large commercial transports, regional transports, business aircraft, general aviation, rotorcraft, military fighters, military transports, unmanned aerial vehicles and systems (UAVs and UASs) and space (launch vehicles and payloads).  Each has its own dynamics depending on social and economic circumstances and NTS tailors its service offerings accordingly, though certain trends cross over market sectors.  For example, original equipment manufacturers continue to move toward large scale integration, consolidation around core competencies, outsourcing, and globalization.  These trends have provided and will continue to present significant opportunity for NTS to fill capability gaps that have emerged in the product development cycles of its customers.  The careful positioning of NTS’ life cycle product services-engineering, testing, and supply chain services-enables the Company to profit in both down and up markets.  In the down market, NTS fills the capability gaps that its customers cannot afford to maintain on a full-time basis.  When the market turns up, NTS fills capacity gaps during these surge periods.

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

DEFENSE MARKET

The defense market generates approximately 33% of the Company’s overall revenue. The defense market remains subject to the funding uncertainties of the current administration but the propensity for in-sourcing in many areas is significantly decreasing.  Although the current U.S. defense budget is the highest share of the budget compared to GDP since World War II, severe political pressure has increased cost consciousness in the Department of Defense with heavy scrutiny on maintaining test and production schedules. This is leading to increased outsourcing from government-run test facilities to independent private sector test labs.  Likewise, major defense prime contractors are beginning to outsource more testing and engineering services opportunities to lean out their operations.   In addition the U.S. is engaged in two expeditionary efforts in Iraq and Afghanistan that are likely to continue through CY2014.  As directed by the President, the Pentagon will undertake a review of current capabilities and strategies that will shape the U.S. defense budget of the future.  This review will focus on real world conditions that are not improving in the foreseeable future. NTS is strategically positioned to take full advantage of this environment. The Company’s unique life cycle product services value proposition acts counter to defense market economic cycles, providing opportunities to fill gaps in declining market conditions. Although the U.S. defense budget is expected to decline in the near future, market conditions are such that NTS anticipates that it will increase revenues by growing market share. Our competitive cost structure, breadth of capability, and continued investment in research to understand our clients changing needs and then aggressively developing capability to support these needs has resulted in increased defense related market share. The NTS defense market is well positioned to continue to expand market share and maintain our excellent growth history.

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

Index

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $193,000 in the three months ended April 30, 2011 primarily consisted of net income of $725,000, adjusted for depreciation and amortization of $2,028,000, share-based compensation of $73,000 and allowance for doubtful accounts of $67,000, partially offset by changes in working capital of $2,587,000, gain on investments of $96,000 and deferred income taxes of $17,000.  Net cash provided by operating activities of $4,429,000 in the three months ended April 30, 2010 primarily consisted of net income of $3,618,000, adjusted for changes in working capital of $1,832,000, depreciation and amortization of $1,787,000,  share-based compensation of $241,000 and other adjustments of $32,000,  partially offset by gain on sale of assets of $3,017,000.

Net cash used in investing activities in the three months ended April 30, 2011 of $1,572,000 was primarily attributable to capital spending of $1,385,000 and investment in retirement funds of $187,000. Net cash used in investing activities in the three months ended April 30, 2010 of $57,000 was primarily attributable to capital spending of $2,123,000 and cash used to acquire businesses of $2,053,000, partially offset by proceeds from sale of property of $2,293,000 and proceeds from sale of life insurance of $1,826,000.

Net cash provided by financing activities in the three months ended April 30, 2011 of $33,000 consisted of proceeds from borrowing of $872,000 and tax benefit from restricted stock issuance and stock options exercised of $28,000, partially offset by repayment of debt of $867,000.  Net cash used in financing activities in the three months ended April 30, 2010 of $598,000 consisted of repayment of debt of $1,183,000, partially offset by proceeds from borrowing of $508,000, proceeds from stock options exercised of $63,000 and tax benefit from stock options exercised of $14,000.

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

Long-term debt as of April 30, 2011 and January 31, 2011 consisted of the following:

	April 30, 2011	January 31, 2011
Revolving credit line (a)	$10,023,000	$10,023,000
Term loan (b)	19,500,000	20,000,000
Acquistition credit line (c)	8,130,000	8,215,000
Secured and other notes payable	5,623,000	5,033,000
Total	$43,276,000	$43,271,000

(a)
The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015, the  maturity date. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio.  In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals).  The revolving credit line is limited to 85% of eligible accounts receivable, which equates to $16,516,000 as of April 30, 2011.  The available amount on the revolving credit line was $6,493,000 as of April 30, 2011.

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

Index

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

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at April 30, 2011 was $6,500,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). The outstanding balance from equipment credit advances at April 30, 2011 was $1,630,000.

In addition to the Comerica agreement, the Company has an additional $4,048,000 at April 30, 2011 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 4.39% to 7.42%. The Company was in compliance with all of the covenants with its banks at April 30, 2011.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,575,000 at April 30, 2011 for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

Substantially all the assets of the Company are pledged as collateral.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011, filed with the Securities and Exchange Commission on May 2, 2011.

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

There have been no material changes in the Company’s risk factors since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011 filed with the Securities and Exchange Commission on May 2, 2011.

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date:	June 13, 2011	By:	/s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the registrant and as principal financial officer)