Form 10-Q
period 2011-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2011-09-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from _______________ to _________________
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
YES  ☐  NO  ☒

The number of shares of common stock, no par value, outstanding as of September 9, 2011 was 11,299,910.

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	July 31,	January 31,
	2011	2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,010,000	$8,924,000
Investments	3,159,000	2,796,000
Accounts receivable, less allowance for doubtful accounts of $611,000 at July 31, 2011 and $549,000 at January 31, 2011	29,645,000	28,452,000
Income taxes receivable, net	1,734,000	1,427,000
Inventories, net	4,126,000	4,270,000
Deferred income taxes	3,796,000	3,681,000
Prepaid expenses	2,993,000	1,639,000
Total current assets	54,463,000	51,189,000

Property, plant and equipment, at cost	126,970,000	116,984,000
Less: accumulated depreciation	(75,691,000)	(72,699,000)
Net property, plant and equipment	51,279,000	44,285,000

Goodwill	21,222,000	20,004,000
Intangible assets, net	14,672,000	11,110,000
Other assets	2,723,000	2,738,000

TOTAL ASSETS	$144,359,000	$129,326,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,624,000	$7,023,000
Accrued expenses	6,920,000	7,730,000
Deferred income	2,955,000	1,790,000
Current installments of long-term debt	3,924,000	3,505,000
Total current liabilities	22,423,000	20,048,000

Long-term debt, excluding current installments	41,762,000	39,766,000
Deferred income taxes	12,206,000	11,956,000
Deferred compensation	1,539,000	1,373,000
Other long-term liabilites	1,400,000	500,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,280,000 as of July 31, 2011 and 10,243,000 as of January 31, 2011	28,424,000	20,754,000
Retained earnings	35,416,000	34,120,000
Accumulated other comprehensive loss	(145,000)	(147,000)
Total shareholders' equity	63,695,000	54,727,000
Noncontrolling interests	1,334,000	956,000
Total equity	65,029,000	55,683,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$144,359,000	$129,326,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for the Six Months Ended July 31, 2011 and 2010

	2011	2010

Net revenues	$75,465,000	$70,657,000
Cost of sales	57,144,000	50,560,000
Gross profit	18,321,000	20,097,000

Selling, general and administrative expense	14,606,000	14,765,000
Equity loss from non-consolidated subsidiary	3,000	47,000
Operating income	3,712,000	5,285,000
Other income (expense):
Interest expense, net	(839,000)	(583,000)
Other (expense) income, net	(41,000)	3,189,000
Total other income (expense), net	(880,000)	2,606,000

Income before income taxes and noncontrolling interests	2,832,000	7,891,000
Income taxes	1,158,000	3,151,000

Net income	1,674,000	4,740,000
Net income attributable to noncontrolling interests	(378,000)	(201,000)

Net income attributable to NTS	$1,296,000	$4,539,000

Net income attributable to NTS per common share:
Basic	$0.12	$0.47
Diluted	$0.12	$0.45

Weighted average common shares outstanding - basic	10,429,000	9,585,000
Dilutive effect of stock options, nonvested shares and warrants	404,000	575,000
Weighted average common shares outstanding - diluted	10,833,000	10,160,000

Cash dividends per common share	$-	$0.07

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
for the Three Months Ended July 31, 2011 and 2010

	2011	2010

Net revenues	$37,955,000	$34,525,000
Cost of sales	28,900,000	25,212,000
Gross profit	9,055,000	9,313,000

Selling, general and administrative expense	6,811,000	7,323,000
Equity loss from non-consolidated subsidiary	24,000	30,000
Operating income	2,220,000	1,960,000
Other income (expense):
Interest expense, net	(548,000)	(287,000)
Other (expense) income, net	(91,000)	198,000
Total other income (expense), net	(639,000)	(89,000)

Income before income taxes and noncontrolling interests	1,581,000	1,871,000
Income taxes	632,000	749,000

Net income	949,000	1,122,000
Net income attributable to noncontrolling interests	(213,000)	(129,000)

Net income attributable to NTS	$736,000	$993,000

Net income attributable to NTS per common share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.10

Weighted average common shares outstanding	10,616,000	9,705,000
Dilutive effect of stock options, nonvested shares and warrants	395,000	577,000
Weighted average common shares outstanding, assuming dilution	11,011,000	10,282,000

Cash dividends per common share	$-	$0.07

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,674,000	$4,740,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,041,000	3,608,000
Amortization of debt issuance cost and debt discount	40,000	-
Allowance for doubtful accounts	62,000	(134,000)
Gain on sale of assets	-	(3,017,000)
Loss on retirement of assets	-	14,000
Gain on investments	(42,000)	(62,000)
Deferred income taxes	135,000	(220,000)
Share based compensation	348,000	317,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(987,000)	(1,474,000)
Inventories	144,000	(1,632,000)
Prepaid expenses	(687,000)	(326,000)
Other assets	38,000	173,000
Income taxes receivable, net	(307,000)	743,000
Accounts payable	(1,359,000)	1,796,000
Accrued expenses	(1,018,000)	184,000
Deferred income	1,165,000	569,000
Deferred compensation	166,000	114,000
Net cash provided by operating activities	3,413,000	5,393,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,390,000)	(6,403,000)
Investment in life insurance	-	(15,000)
Proceeds from sale of life insurance	-	1,826,000
Acquisitions of businesses	(9,833,000)	-
Acquisition earn-out and holdback payments	-	(2,149,000)
Proceeds from sale of assets	-	2,293,000
Investment in retirement funds	(344,000)	(375,000)
Net cash used in investing activities	(12,567,000)	(4,823,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	4,655,000	1,524,000
Repayments of current and long-term debt	(8,226,000)	(4,010,000)
Net cash dividends paid by NQA, Inc.	-	(99,000)
Cash dividends paid	-	(710,000)
Proceeds from Mill Road financing, net	12,637,000	-
Proceeds from stock options exercised	90,000	478,000
Tax benefit from restricted stock issuance and stock options exercised	82,000	167,000
Net cash provided by (used in) financing activities	9,238,000	(2,650,000)
Effect of exchange rate changes on cash	2,000	(44,000)

Net increase (decrease) in cash and cash equivalents	86,000	(2,124,000)
Beginning cash and cash equivalents balance	8,924,000	7,102,000

ENDING CASH AND CASH EQUIVALENTS BALANCE	$9,010,000	$4,978,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior period amounts have been reclassified to conform to the current period presentation.

The statements presented as of July 31, 2011 and for the three and six months ended July 31, 2011 and 2010 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

2.	Income Taxes

Income taxes for the interim periods are computed using the effective tax rates estimated to be applicable for the full fiscal year, as adjusted for any discrete taxable events that occur during the period.

The Company files income tax returns in the United States (U.S.) on a federal basis and in many U.S. state and foreign jurisdictions. Certain tax years remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits or obligations will significantly change due to the settlement of examinations or the expiration of statutes of limitation during the next twelve months.

3.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation. During the six months ended July 31, 2011, total comprehensive income was $1,298,000 which includes foreign currency translation gain of $2,000.  During the six months ended July 31, 2010, total comprehensive income was $4,495,000 which includes foreign currency translation loss of $44,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited formerly NICEIC Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.  The balance in noncontrolling interests as of January 31, 2011 was $956,000.  Net income attributable to noncontrolling interests for the six months ended July 31, 2011 was $378,000, resulting in a noncontrolling interest balance of $1,334,000 as of July 31, 2011.

6.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants and non-vested restricted shares. Diluted earnings per share have been computed using the weighted average number of common shares adjusted for the dilutive effect of options, warrants and non-vested restricted shares.

Index

7.	Intangible Assets

The following table summarizes the Company’s intangible assets:

	July 31, 2011				January 31, 2011
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$890,000	$618,000	$272,000	3-10 years	$890,000	$531,000	$359,000	3-10 years
Customer relationships	16,147,000	2,928,000	13,219,000	3-15 years	11,947,000	2,438,000	9,509,000	3-15 years
Accreditations and certifications	20,000	15,000	5,000	5 years	20,000	13,000	7,000	5 years
Trademarks and tradenames	58,000	32,000	26,000	3 years	58,000	23,000	35,000	3 years
GSA Schedule	800,000	50,000	750,000	10 years	800,000	-	800,000	10 years
Total	$17,915,000	$3,643,000	$14,272,000		$13,715,000	$3,005,000	$10,710,000

Intangible assets not subject to amortization:

Goodwill			$21,222,000				$20,004,000
Trademarks and tradenames			400,000				400,000
Total			$21,622,000				$20,404,000

8.	Equity

The Company issued 933,333 shares of NTS common stock and a warrant to purchase up to 300,000 shares of the Company’s common stock to Mill Road Capital (MRC) on June 27, 2011. The warrant was issued at a price of $0.75 per share. See note 9 “Mill Road Financing” below.

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated early and no further options will be granted under it.

Additional information with respect to the option plans as of July 31, 2011 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2011	582,200	$4.09	2.86	$2,077,000
Granted	-	-
Exercised	(58,850)	1.96
Canceled, forfeited or expired	(8,000)	2.04
Outstanding at July 31, 2011	515,350	$4.37	2.69	$887,674
Exercisable at July 31, 2011	515,350	$4.37	2.69	$887,674

There was no compensation expense related to stock options for the six months ended July 31, 2011 and 2010. As of July 31, 2011, there was no unamortized stock-based compensation expense related to unvested stock options, as the options are fully vested.

The Company’s non-vested restricted shares, which were issued under the 2006 Equity Incentive Plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to these grants of restricted shares was $140,000 for the six months ended July 31, 2011.  As of July 31, 2011, 76,000 non-vested shares were outstanding at a weighted average grant date value of $4.89. As of July 31, 2011, there was $402,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 36 months.

Index

Shareholders Rights Plan

On September 21, 2010 the Board of Directors adopted a shareholders rights plan.  Pursuant to the Shareholders Rights Agreement entered into in order to effect the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock on the record date of October 1, 2010.  The rights also attach to subsequently issued shares of common stock. Each right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of the Company's Series A Junior Participating Preferred Stock, no par value (Preferred Stock), at a per-share exercise price of $30.00 in cash, subject to adjustment.  The rights will expire at the close of business on September 20, 2020, unless earlier redeemed or exchanged by the Company.  The Board will review the rights plan at least once every year to determine whether any action by the Board is necessary or appropriate.

This summary description of the shareholders rights plan does not purport to be complete and is qualified in its entirety by reference to the Shareholder Rights Agreement and the other documents referenced therein.

As a result of the filing of Amendment No. 2 to Schedule 13D and the Joint Filing Agreement by and among Jack Lin, Luis A. Hernandez, Sidney Meltzner and CAS Foundation, which is controlled by Sidney Meltzner, its trustee, and Jeff Kaplan (collectively, the "Shareholder Group") on August 12, 2011, the Shareholder Group may have become an "Acquiring Person" (as defined in that certain Shareholder Rights Agreement, dated as of September 21, 2010 (the "Agreement"), between the Company and Computershare Trust Company, N.A. (the "Rights Agent")).

Pursuant to the terms of the Agreement, the "Distribution Date" will occur ten (10) days following public disclosure indicating a person meets the requirements of the definition of an Acquiring Person unless the Board extends such period of time to make a determination of whether such person has indeed become an Acquiring Person. The Board has extended such period of time under the Rights Agreement to make its determination as to whether the Shareholder Group has become an Acquiring Person.

The Board is reviewing all facts and circumstances relating to the Shareholder Group, including whether there may be any additional undisclosed members of the Shareholder Group, and is reviewing all options under the Rights Agreement so it can make a determination on this matter that represents and protects the best interests of shareholders. The Board expects to make its determination as to whether the Shareholder Group is an Acquiring Person under the Rights Agreement as promptly as practicable.

9.	Mill Road Financing

On June 27, 2011, the Company entered into a securities purchase agreement with Mill Road Capital, L.P. (MRC), pursuant to which in exchange for $14,000,000, the Company issued to MRC: (i) 933,333 shares of NTS common stock valued at $5,503,000; (ii) a 5-year 15% subordinated note in the original principal amount of $7,000,000 recorded as long term debt, net of $1,040,000 debt discount and embedded derivative, and (iii) a warrant to purchase up to 300,000 shares of the Company’s common stock valued at $1,855,000 and recorded to common stock. Capitalized debt issuance costs of $682,000 were recorded to prepaid expenses. The net cash received was $12,637,000. The consideration received was allocated to the components of the transaction based on their relative fair values. The fair values were based on several inputs, including: the market price of the Company’s common stock on the date of the transaction, volatility of the Company’s common stock, risk free interest rates, discount rate and probability of a change in control. Some of these inputs are considered Level 3 inputs in the fair value hierarchy as there is no observable market.  Under the terms of the securities purchase agreement, for so long as MRC beneficially owns 5% or more of the outstanding shares of our common stock, the Company agreed to appoint a person designated by MRC to its board of directors.  The agreement also imposes certain financial covenants on the Company which are determined as of the end of each fiscal quarter. The Company was in compliance with these covenants as of July 31, 2011. Proceeds from the Mill Road transaction were used for the acquisition of Ingenium Testing and Lightning Technologies, Inc.

Index

10.	Acquisition of Ingenium Testing

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing LLC, a provider of product compliance and engineering services based in Rockford, Illinois. The acquisition gives NTS an important presence in the Chicago region, which reaches into Wisconsin, Indiana, Michigan and the rest of Illinois.

NTS acquired the business and assets of Ingenium and two affiliated companies for $12,525,000 which consisted of $12,002,000 in cash consideration and $523,000 in assumed net liabilities.  A total of $9,833,000 was paid as of July 31, 2011, and the remaining $2,692,000 was paid subsequently. The Company agreed to pay an additional maximum amount of $7,075,000 in earn-out consideration if certain performance targets are met related to EBITDA over the next three years. The Company estimates that the fair value of this earn-out is $900,000 and has recorded this estimate as part of the purchase price. The valuation techniques that were used by the Company to determine the fair value of the assets acquired and liabilities assumed are the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost). The Company used significant assumptions in the valuation techniques used including the discount rate and forecasted profitability. The acquisition-related costs for the six months ended July 31, 2011 were $346,000 and were recorded to selling, general and administrative expense. Amortization of the goodwill and other intangibles on this transaction is tax deductible. The results of operations for Ingenium are included in the Company’s consolidated statements of income from July 21, 2011 to July 31, 2011.

The aggregate purchase price is comprised of the following:

Cash paid or payable	$12,002,000
Estimated fair value of earn-out	900,000
$12,902,000

The purchase price allocation has not been finalized pending further information that may impact the valuation of assets. The Company has preliminarily allocated the aggregate purchase price of $12,902,000 to the estimated fair value at the date of acquisition of the acquired tangible and intangible assets of Ingenium as follows:

Property, plant and equipment	$8,007,000
Goodwill	$1,218,000
Intangible assets	$4,200,000
Net liabilites assumed	$(523,000)
$12,902,000

11.	Fair Value Measurement

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

The following inputs were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and embedded derivative at July 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,159,000	$3,159,000	$-	$-
Liability on earn-out for MSI acquisition	$(500,000)	$-	$-	$(500,000)
Liability on earn-out for Ingenium acquisition	$(900,000)	$-	$-	$(900,000)
Embedded derivative in Mill Road debt	$(75,000)	$-	$-	$(75,000)

Index

The fair value of the contingent consideration related to the MSI and Ingenium acquisitions was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are considered to be Level 3 inputs.  Key assumptions include the discount rate and probability adjusted future revenues.

12.	Subsequent Events

On September 1, 2011, the Company acquired Lightning Technologies, Inc. (LTI), a provider of testing and engineering services located in Pittsfield, Massachusetts for $6,000,000 in cash plus an earn-out of up to an additional $1,000,000.   LTI is internationally recognized as a leading testing and engineering services laboratory, specializing in the field of lightning protection. LTI’s customer base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets.  The acquisition expands the Company’s non-defense industry businesses and particularly strengthens its aerospace business.  The initial accounting for the purchase price allocation is incomplete as of this filing.

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

The Company operates facilities throughout the United States and in Japan, Vietnam, Canada and Germany, providing highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation. In addition, it performs supply chain management and registration and certification services to ISO related standards.

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto.  All information is based upon unaudited operating results of the Company for the three and six-month periods ended July 31, 2011 and 2010.

RECENT DEVELOPMENTS

On June 27, 2011, the Company entered into a securities purchase agreement with Mill Road Capital, L.P. (MRC), pursuant to which in exchange for $14 million, the Company issued to MRC: (i) 933,333 shares of NTS common stock; (ii) a 5-year 15% subordinated note in the original principal amount of $7 million, and (iii) a warrant to purchase up to 300,000 shares of the Company’s common stock.

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing LLC, a provider of product compliance and engineering services based in Rockford, Illinois in exchange for $12,525,000 in cash.  The Company agreed to pay an additional maximum amount of $7,075,000 in earn-out consideration if certain performance targets are met related to EBITDA over the next three years.  The assets acquired under the asset purchase agreement include 12 fully-automated test chambers including a U.S. Federal Communications Commission-listed chamber; a reverberation chamber; multiple U.S. Department of Defense military-standard chambers; a lightning strike test area; and multiple, advanced resources for electromagnetic interference (EMI) and electromagnetic compatibility (EMC) testing situated in a modern EMC/EMI testing facility.   The assets also include the assignment of specified customer contracts.  Ingenium’s customer base, capabilities and service offerings are concentrated in the aerospace, heavy industry and automotive markets, all of which are among NTS’ core competencies.  In connection with the acquisition, the Company entered into a new lease, with an initial five-year term, for Ingenium’s state-of-the-art, 84,000 square foot facility located in Rockford, Illinois.  The acquisition gives the Company an important presence in the Chicago region, which reaches into Wisconsin, Indiana, Michigan and the rest of Illinois.

On September 1, 2011, subsequent to the end of the period covered by this report, the Company acquired Lightning Technologies, Inc. (LTI), a provider of testing and engineering services located in Pittsfield, MA for $6,000,000 in cash plus an earn-out of up to an additional $1,000,000.   LTI is internationally recognized as a leading testing and engineering services laboratory, specializing in the field of lightning protection. LTI’s customer base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets.  The acquisition expands the Company’s non-defense industry businesses and particularly strengthens its aerospace business.

Index

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JULY 31, 2011

REVENUES
Six months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)
Total revenues	$75,465	6.8%	$70,657	$4,808

For the six months ended July 31, 2011, consolidated revenues increased by $4,808,000 or 6.8% when compared to the same period in fiscal 2011.  Organic growth of $2,942,000 or 4.2% was primarily due to growth in the telecommunications, automotive and energy markets, partially offset by a slight decrease in the aerospace and defense markets. In addition, growth from acquisitions was $1,866,000 or 2.6% which was primarily from the purchase of Mechtronic Solutions Inc. (MSI), on December 16, 2010.

GROSS PROFIT
Six months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$18,321	(8.8)%	$20,097	$(1,776)
% to total revenues	24.3%		28.4%	-4.2%

Total gross profit for the six months ended July 31, 2011 decreased by $1,776,000 or 8.8% when compared to the same period in fiscal 2011.  This decrease was primarily a result of underutilization at some of the Company’s facilities with fixed costs, particularly those focused on the defense industry. The underutilization was due in part to the Federal budget uncertainties and delays in defense program funding.

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$14,606	(1.1)%	$14,765	$(159)
% to total revenues	19.4%		20.9%	(1.5)%

Total selling, general and administrative expenses decreased by $159,000 or 1.1% for the six months ended July 31, 2011 when compared to the same period in fiscal 2011. This decrease was primarily due to a reduction in compensation and travel related expenses as a result of the Company’s recent cost cutting initiatives and a decrease in incentive compensation expense related to the lower profitability in the first six months. Selling, general and administrative expenses were also decreased by the recovery of a receivable from a bankrupt entity that had previously been written off. These decreases were partially offset by increased legal and advisory expenses related to certain shareholder matters and litigation related to an employment matter and fee dispute.

OPERATING INCOME
Six months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$3,712	(29.8)%	$5,285	$(1,573)
% to total revenues	4.9%		7.5%	-2.6%

Operating income for the six months ended July 31, 2011 decreased by $1,573,000 or 29.8% when compared to the same period in fiscal 2011, primarily as a result of the decrease in gross profit. Operating income as a percentage of revenues decreased by 2.6% to 4.9% in the current year when compared to 7.5% the same period in the prior year.

INTEREST EXPENSE

Net interest expense increased by $256,000 to $839,000 in the six months ended July 31, 2011 when compared to the same period in the prior year.  This was primarily due to increased interest expense as a result of new borrowings as well as amortization of fees related to the Mill Road Capital financing and fees related to the new Comerica amended and restated credit facility.

Index

OTHER EXPENSE

Other expense was $41,000 for the six months ended July 31, 2011, compared to other income of $3,189,000 for the same period in the prior year. The income in the prior year was primarily due to the gain on the sale of the Company’s Virginia property of $3,017,000, partially offset by other non-recurring expenses.

INCOME TAXES

The income tax provision rate for the six months ended July 31, 2011 was 40.9% compared to 39.9% for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

NET INCOME

Net income for the six months ended July 31, 2011 was $1,674,000 compared to $4,740,000 for the same period in fiscal 2011. This decrease was primarily due to lower operating income and lower other income in the current year.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

For the six months ended July 31, 2011, net income attributable to noncontrolling interests was $378,000 compared to $201,000 in the prior year, an increase of $177,000 or 88.1%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year.

NET INCOME ATTRIBUTABLE TO NTS

Net income attributable to NTS for the six months ended July 31, 2011 was $1,296,000 compared to $4,539,000 for the same period in fiscal 2011. This decrease was primarily due to lower net income and the increase in net income attributable to noncontrolling interests.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2011

REVENUES
Three months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)
Total revenues	$37,955	9.9%	$34,525	$3,430

For the three months ended July 31, 2011, consolidated revenues increased by $3,430,000 or 9.9% when compared to the same period in fiscal 2011.  The Company experienced organic growth of $2,187,000 or 6.3% which was primarily related to growth in the telecommunications, automotive and energy markets.  Acquisition growth of $1,243,000 or 3.6% was primarily from the purchase of MSI, on December 16, 2010.

GROSS PROFIT
Three months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$9,055	(2.8)%	$9,313	$(258)
% to total revenues	23.9%		27.0%	-3.1%

Total gross profit for the three months ended July 31, 2011 decreased by $258,000 or 2.8% when compared to the same period in fiscal 2011.  This decrease was primarily a result of underutilization at some of the Company’s facilities with fixed costs, particularly those focused on the defense industry. The underutilization was due in part to the Federal budget uncertainties and delays in defense program funding.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$6,811	(7.0)%	$7,323	$(512)
% to total revenues	17.9%		21.2%	(3.3)%

Index

Total selling, general and administrative expenses decreased by $512,000 or 7.0% for the three months ended July 31, 2011 when compared to the same period in fiscal 2011. This decrease was primarily due to a reduction in compensation and travel related expenses as a result of the Company’s recent cost cutting initiatives and a decrease in incentive compensation expense related to the lower profitability. Selling, general and administrative expenses were also decreased by the recovery of a receivable from a bankrupt entity that had previously been written off.  This was partially offset by increased legal and advisory expenses related to certain shareholder matters and litigation related to an employment matter and fee dispute.

OPERATING INCOME
Three months ended July 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$2,220	13.3%	$1,960	$260
% to total revenues	5.8%		5.7%	0.2%

Operating income for the three months ended July 31, 2011 increased by $260,000 or 13.3% when compared to the same period in fiscal 2011, primarily as a result of the decrease in selling, general and administrative expenses, partially offset by the decrease in gross profit.

INTEREST EXPENSE

Net interest expense increased by $261,000 to $548,000 in the three months ended July 31, 2011 when compared to the same period in the prior year. This was primarily due to increased interest expense as a result of new borrowings as well as amortization of fees related to the Mill Road Capital financing and the new Comerica amended and restated credit facility.

OTHER EXPENSE

Other expense was $91,000 for the three months ended July 31, 2011, compared to other income of $198,000 for the same period in the prior year, which was primarily due to the net gain recognized from insurance recovery.

INCOME TAXES

The income tax provision rate for the three months ended July 31, 2011 was 40.0%, the same as the three months ended July 31, 2010. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

NET INCOME

Net income for the three months ended July 31, 2011 was $949,000 compared to $1,122,000 for the same period in fiscal 2011. This decrease was primarily due to higher other expense in the current year, partially offset by higher operating income.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

For the three months ended July 31, 2011, net income attributable to noncontrolling interests was $213,000 compared to $129,000 in the prior year, an increase of $84,000 or 65.1%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the second quarter of fiscal year 2012.

NET INCOME ATTRIBUTABLE TO NTS

Net income attributable to NTS for the three months ended July 31, 2011 was $736,000 compared to $993,000 for the same period in fiscal 2011. This decrease was primarily due to lower net income and the increase in net income attributable to noncontrolling interests.

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

The large commercial transport sector accounts for the bulk of NTS’ aerospace revenue.  The market for large commercial transport aircraft (Boeing and Airbus programs) deliveries has been very strong and is expected to get stronger. The business jet aircraft market, after peaking in 2008, has deteriorated and the hope for rebound in this sector in 2011 has yet to materialize.

The military aircraft markets are feeling the effects of government budget constraints which were intensified during the global recession of 2008/2009.  The JSF (F35) is the only major aircraft program going forward at significant production quantities. UAVs are expected to show rapid growth from military and civil government programs.

The U.S. Space program will lose some inertia going forward as the space shuttle replacement program continues to drift in terms of schedules and U.S. Administration support.

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

DEFENSE MARKET

The defense market generates approximately 33% of the Company’s overall revenue. The defense market remains subject to the funding uncertainties of the current administration but the propensity for in-sourcing in many areas is significantly decreasing.  Although the current U.S. defense budget is the highest share of the budget compared to GDP since World War II, severe political pressure has increased cost consciousness in the Department of Defense with heavy scrutiny on maintaining test and production schedules. This is leading to increased outsourcing from government-run test facilities to independent private sector test labs.  Likewise, major defense prime contractors are beginning to outsource more testing and engineering services opportunities to lean out their operations.   In addition the U.S. is engaged in two expeditionary efforts in Iraq and Afghanistan that are likely to continue through 2014.  As directed by the President, the Pentagon will undertake a review of current capabilities and strategies that will shape the U.S. defense budget of the future.  This review will focus on real world conditions that are not improving in the foreseeable future. NTS is strategically positioned to take full advantage of this environment. The Company’s unique life cycle product services value proposition acts counter to defense market economic cycles, providing opportunities to fill gaps in declining market conditions. Although the U.S. defense budget is expected to decline in the near future, market conditions are such that NTS anticipates that it will increase revenues by growing market share. NTS’ competitive cost structure, breadth of capability, and continued investment in research to understand its clients changing needs and then aggressively developing capability to support these needs has resulted in increased defense related market share.

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

Index

ENERGY MARKET

The NTS Energy Market currently offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering and scientific problems in the areas of nuclear energy and smart grid. NTS will be transitioning into other energy services such as battery and energy storage, renewable generation, oil and gas, and other clean technologies. NTS also provides dedication and certification work for the domestic and international communities and believes this market has a very positive outlook as consumers, commercial businesses, industries and governments search for alternative energy solutions. NTS offers a full range of products, engineering and testing solutions. These services include seismic, environmental, EMI/RFI, radiation, equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and nuclear steam accident simulations such as loss of cooling accident (LOCA) and high expansion line breaks (HELB).  Seismic and vibration simulation tests are conducted on our single axis, dependent biaxial system, or independent tri-axial and electro-mechanical shaker tables and are used for a variety of customer products and applications. NTS provides technical functional knowledge of engineering fundamentals: mechanical, structural, electrical, reliability, and high technology communication and security software system test and monitoring solutions, with supply chain management focusing on assuring product integrity through quality process and product auditing, supplier improvement plans, and management of quality systems. NTS is currently evaluating new opportunities for performance testing of small wind turbines and reliability and life duration testing support on products for petroleum, liquid and gas applications.

AUTOMOTIVE MARKET

In the automotive industry, alternative fuel vehicle testing is presenting signs of growth especially in the pure electric and electric hybrid propulsion devices; the industry in general is in a modest rebound mode and gaining traction due to high fuel costs. NTS has experienced a slight increase in revenues over the past year as a result of increased traditional fuel efficient and hybrid vehicle sales.  NTS offers the commercial and military vehicle industries design engineering services, product testing, and verification and qualification services providing a one stop-shop for our customers. NTS' testing services include dynamometer operations on power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems, pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components. NTS performs testing to support requirements in emerging markets of pure electric vehicles and electrical hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules.   NTS also performs highly accelerated life tests (HALT) highly accelerated stress screen (HASS) and lithium battery testing to comply with UN T1-T8 test requirements (as specified on the transportation of dangerous goods manual). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted in the U.S. and internationally.

Notwithstanding the foregoing and because of factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

Index

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2011 cash and cash equivalents were $9,010,000 compared to $8,924,000 at January 31, 2011. In addition, at July 31, 2011, investments and accounts receivable were $3,159,000 and $29,645,000, respectively, compared to $2,796,000 and $28,452,000 at January 31, 2011. At July 31, 2011 the Company had working capital of $32,040,000, compared to working capital of $31,141,000 at January 31, 2011.

Net cash provided by operating activities was $3,413,000 in the six months ended July 31, 2011 and consisted of net income of $1,674,000 adjusted for depreciation and amortization of $4,041,000, share-based compensation of $348,000, deferred income taxes of $135,000, allowance for doubtful accounts of $62,000 and amortization of debt issuance cost and debt discount of $40,000, partially offset by changes in working capital of $2,845,000 and gain on investments of $42,000.

Net cash used in investing activities in the six months ended July 31, 2011 was $12,567,000 and was primarily attributable to cash used for acquisitions of businesses of $9,833,000 for the Ingenium acquisition, capital spending of $2,390,000 and investment in retirement funds of $344,000.

Net cash provided by financing activities in the six months ended July 31, 2011 of $9,238,000 consisted of net proceeds from Mill Road financing of $12,637,000, proceeds from borrowing of $4,655,000, proceeds from stock options exercised of $90,000 and tax benefit from restricted stock issuance and stock options exercised of $82,000, partially offset by repayment of debt of $8,226,000.

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

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital (MRC). Of the $14 million, $7 million is an interest-bearing, five-year subordinated note. The fair value of the $7 million in debt is estimated to be $5,960,000 as of June 27, 2011.

Long-term debt as of July 31, 2011 and January 31, 2011 consisted of the following:

	July 31, 2011	January 31, 2011
Revolving credit line (a)	$5,000,000	$10,023,000
Term loan (b)	18,150,000	20,000,000
Acquistition credit line (c)	10,544,000	8,215,000
Mill Road debt (d)	6,019,000	-
Secured and other notes payable	5,973,000	5,033,000
Total	$45,686,000	$43,271,000

(a)
The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio.  In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals).  The revolving credit line is limited to 85% of eligible accounts receivable, which equates to $14,713,000 as of July 31, 2011.  The available amount on the revolving credit line was $9,713,000 as of July 31, 2011.

(b)
The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either (I) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (II) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). Excess cash flow payments as required under the credit agreement are applied to the term loan.

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

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at July 31, 2011 was $9,000,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). The outstanding balance from equipment credit advances at July 31, 2011 was $1,544,000.

(d)
The outstanding principal and accrued and unpaid interest is due and payable on June 27, 2016.  Interest accrues at a rate of 10.0% per annum, which amount is payable quarterly, with the first payment due and paid on August 31, 2011. In addition, interest also accrues at a rate of 5.0% per annum, which amount is added automatically to the unpaid principal amount of the subordinated note on each date cash interest is payable.  The outstanding balance at July 31, 2011 was $6,019,000 calculated based on the fair value of the debt.

In addition to the Comerica agreement, the Company has an additional $4,560,000 at July 31, 2011 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 4.39% to 7.42%. The Company was in compliance with all of the covenants with its banks at July 31, 2011.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,413,000 at July 31, 2011 for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and principal financial officer, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes in Internal Controls Over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.

ITEM 1A. RISK FACTORS

Please see the risk factors set for in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, filed with the SEC on May 2, 2011, for a discussion of factors which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 27, 2011, the Company entered into a securities purchase agreement with Mill Road Capital, L.P. (MRC), pursuant to which in exchange for $14 million, the Company issued to MRC: (i) 933,333 shares of NTS common stock; (ii) a 5-year 15% subordinated note in the original principal amount of $7 million; and (iii) a warrant to purchase up to 300,000 shares of NTS common stock.  The financing resulted in net proceeds of $12.6 million, after deducting fees and expenses.  MRC is an accredited investor as such term is defined in Rule 501 promulgated under the Securities Act of 1933.  The offering and sale of our securities to MRC was made in a private placement under Section 4(2) of the Securities Act and/or Rule 506 promulgated under the Securities Act.  The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.

Date:	September 14, 2011	By:	/s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)

Index

Exhibit Index

Exhibit Number	Description of Exhibit

4.1
Common stock purchase warrant issued to Mill Road Capital, L.P. in connection with the June 2011 financing (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2011).

10.1
Securities Purchase Agreement, dated as of June 27, 2011, by and between National Technical Systems, Inc. and Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2011).

10.2
5-year 15% subordinated note issued to Mill Road Capital, L.P. in connection with the June 2011 financing (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2011).

10.3
Registration Rights Agreement, dated as of June 27, 2011, by and between National Technical Systems, Inc. and Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2011).

10.4
Asset Purchase Agreement dated July 20, 2011 between NTS and Ingenium Testing (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on July 26, 2011).

10.5
Agreement for Purchase and Sale of Assets dated September 1, 2011 between National Technical Systems, Inc. and Lightning Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Furnished herewith.