Form 10-Q
period 2011-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2011-12-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011

or

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The number of shares of common stock, no par value, outstanding as of December 7, 2011 was 11,299,910.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Index

PART I – FINANCIAL
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	October 31,	January 31,
	2011	2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,138,000	$8,924,000
Investments	3,153,000	2,796,000
Accounts receivable, less allowance for doubtful accounts of $623,000 at October 31, 2011 and $549,000 at January 31, 2011	32,644,000	28,452,000
Income taxes receivable, net	1,876,000	1,427,000
Inventories, net	3,651,000	4,270,000
Deferred income taxes	3,909,000	3,681,000
Prepaid expenses	2,810,000	1,639,000
Total current assets	56,181,000	51,189,000

Property, plant and equipment, at cost	130,689,000	116,984,000
Less: accumulated depreciation	(77,098,000)	(72,699,000)
Net property, plant and equipment	53,591,000	44,285,000

Goodwill	21,820,000	20,004,000
Intangible assets, net	17,910,000	11,110,000
Other assets	1,915,000	2,738,000

TOTAL ASSETS	$151,417,000	$129,326,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,747,000	$7,023,000
Accrued expenses	9,319,000	7,730,000
Deferred income	2,577,000	1,790,000
Current installments of long-term debt	4,012,000	3,505,000
Total current liabilities	23,655,000	20,048,000

Long-term debt, excluding current installments	46,044,000	39,766,000
Deferred income taxes	12,329,000	11,956,000
Deferred compensation	1,605,000	1,373,000
Other long-term liabilites	2,750,000	500,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,300,000 as of October 31, 2011 and 10,243,000 as of January 31, 2011	28,601,000	20,754,000
Retained earnings	35,030,000	34,120,000
Accumulated other comprehensive loss	(213,000)	(147,000)
Total shareholders' equity	63,418,000	54,727,000
Noncontrolling interests	1,616,000	956,000
Total equity	65,034,000	55,683,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$151,417,000	$129,326,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the Nine Months Ended October 31, 2011 and 2010

	2011	2010

Net revenues	$115,092,000	$108,391,000
Cost of sales	87,295,000	77,573,000
Gross profit	27,797,000	30,818,000

Selling, general and administrative expense	22,537,000	23,293,000
Equity loss from non-consolidated subsidiary	10,000	108,000
Operating income	5,250,000	7,417,000
Other income (expense):
Interest expense, net	(1,561,000)	(866,000)
Other (expense) income, net	(211,000)	3,742,000
Total other income (expense), net	(1,772,000)	2,876,000

Income before income taxes and noncontrolling interests	3,478,000	10,293,000
Income taxes	1,387,000	4,172,000

Net income from continuing operations	2,091,000	6,121,000
Loss from discontinued operations, net of tax	(322,000)	(50,000)
Net income	1,769,000	6,071,000

Net income attributable to noncontrolling interests	(660,000)	(400,000)

Net income attributable to NTS	$1,109,000	$5,671,000

Net income from continuing operations attributable to NTS	$1,431,000	$5,721,000
Net loss from discontinued operations attributable to NTS	$(322,000)	$(50,000)

Basic earnings attributable to NTS per common share:
Income from continuing operations	$0.13	$0.59
Loss from discontinued operations	(0.03)	(0.01)
Net income attributable to NTS	$0.10	$0.58

Diluted earnings attributable to NTS per common share:
Income from continuing operations	$0.13	$0.55
Loss from discontinued operations	(0.03)	-
Net income attributable to NTS	$0.10	$0.55

Weighted average common shares outstanding - basic	10,719,000	9,755,000
Dilutive effect of stock options, nonvested shares and warrants	382,000	559,000
Weighted average common shares outstanding - diluted	11,101,000	10,314,000

Cash dividends per common share	$-	$0.07

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the Three Months Ended October 31, 2011 and 2010

	2011	2010

Net revenues	$40,498,000	$38,613,000
Cost of sales	31,030,000	27,915,000
Gross profit	9,468,000	10,698,000

Selling, general and administrative expense	7,681,000	8,555,000
Equity loss from non-consolidated subsidiary	9,000	66,000
Operating income	1,778,000	2,077,000
Other income (expense):
Interest expense, net	(722,000)	(283,000)
Other (expense) income, net	(185,000)	515,000
Total other income (expense), net	(907,000)	232,000

Income before income taxes and noncontrolling interests	871,000	2,309,000
Income taxes	229,000	1,021,000

Net income from continuing operations	642,000	1,288,000
(Loss) income from discontinued operations, net of tax	(547,000)	43,000
Net income	95,000	1,331,000

Net income attributable to noncontrolling interests	(282,000)	(199,000)

Net (loss) income attributable to NTS	$(187,000)	$1,132,000

Net income from continuing operations attributable to NTS	$360,000	$1,089,000
Net (loss) income from discontinued operations attributable to NTS	$(547,000)	$43,000

Basic earnings attributable to NTS per common share:
Income from continuing operations	$0.03	$0.11
Loss from discontinued operations	(0.05)	-
Net (loss) income attributable to NTS	$(0.02)	$0.11

Diluted earnings attributable to NTS per common share:
Income from continuing operations	$0.03	$0.10
Loss from discontinued operations	(0.05)	-
Net (loss) income attributable to NTS	$(0.02)	$0.10

Weighted average common shares outstanding	11,299,000	10,096,000
Dilutive effect of stock options, nonvested shares and warrants	467,000	484,000
Weighted average common shares outstanding, assuming dilution	11,766,000	10,580,000

See accompanying notes.

Index

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Nine Months Ended October 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,769,000	$6,071,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,338,000	5,443,000
Amortization of debt issuance cost and debt discount	262,000	-
Allowance for doubtful accounts	74,000	(380,000)
Gain on sale of assets	-	(3,017,000)
Loss on retirement of assets	44,000	14,000
Loss (gain) on investments	110,000	(141,000)
Deferred income taxes	145,000	408,000
Share based compensation	512,000	398,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(2,946,000)	(3,874,000)
Inventories	629,000	(1,681,000)
Prepaid expenses	(676,000)	(234,000)
Other assets	862,000	243,000
Income taxes receivable, net	(449,000)	507,000
Accounts payable	(208,000)	1,291,000
Accrued expenses	906,000	1,969,000
Deferred income	787,000	139,000
Deferred compensation	232,000	189,000
Net cash provided by operating activities	8,391,000	7,345,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,879,000)	(8,975,000)
Investment in life insurance	(6,000)	(25,000)
Proceeds from sale of life insurance	-	1,826,000
Acquisition of Ingenium Testing	(12,002,000)	-
Acquisition of Lightning Technologies Inc.	(5,200,000)	-
Acquisition earn-out payments	-	(2,149,000)
Proceeds from sale of assets	-	2,293,000
Investment in retirement funds	(500,000)	(563,000)
Net cash used in investing activities	(22,587,000)	(7,593,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	10,038,000	4,482,000
Repayments of current and long-term debt	(9,289,000)	(6,744,000)
Net cash dividends paid by NQA, Inc.	(199,000)	(99,000)
Cash dividends paid	-	(710,000)
Proceeds from Mill Road financing, net	12,637,000	-
Proceeds from stock options exercised	168,000	800,000
Tax benefit from restricted stock issuance and stock options exercised	121,000	360,000
Net cash provided by (used in) financing activities	13,476,000	(1,911,000)
Effect of exchange rate changes on cash	(66,000)	(37,000)

Net decrease in cash and cash equivalents	(786,000)	(2,196,000)
Beginning cash and cash equivalents balance	8,924,000 (c)	7,102,000 (a)

ENDING CASH AND CASH EQUIVALENTS BALANCE	$8,138,000 (d)	$4,906,000 (b)

(a)	Cash and cash equivalents at January 31, 2010 includes cash from discontinued operations of $404,000.
(b)	Cash and cash equivalents at October 31, 2010 includes cash from discontinued operations of $371,000.
(c)	Cash and cash equivalents at January 31, 2011 includes cash from discontinued operations of $376,000.
(d)	Cash and cash equivalents at October 31, 2011 includes cash from discontinued operations of $105,000.

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

The statements presented as of October 31, 2011 and for the three and nine months ended October 31, 2011 and 2010 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.

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

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency translation and unrealized gains or losses on marketable securities. During the nine months ended October 31, 2011, total comprehensive income was $1,043,000 which included foreign currency translation loss of $66,000. During the nine months ended October 31, 2010, total comprehensive income was $5,634,000 which included foreign currency translation gain of $37,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited formerly NICEIC Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited. The balance in noncontrolling interests as of January 31, 2011 was $956,000. Net income attributable to noncontrolling interests for the nine months ended October 31, 2011 was $660,000, resulting in a noncontrolling interest balance of $1,616,000 as of October 31, 2011.

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

Index

7.	Intangible Assets

The following table summarizes the Company’s intangible assets:

	October 31, 2011				January 31, 2011
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$990,000	$656,000	$334,000	3-10 years	$890,000	$531,000	$359,000	3-10 years
Customer relationships	19,547,000	3,323,000	16,224,000	3-15 years	11,947,000	2,438,000	9,509,000	3-15 years
Accreditations and certifications	20,000	16,000	4,000	5 years	20,000	13,000	7,000	5 years
Trademarks and tradenames	258,000	40,000	218,000	3-10 years	58,000	23,000	35,000	3 years
GSA Schedule	800,000	70,000	730,000	10 years	800,000	-	800,000	10 years
Total	$21,615,000	$4,105,000	$17,510,000		$13,715,000	$3,005,000	$10,710,000

Intangible assets not subject to amortization:

Goodwill			$21,820,000				$20,004,000
Trademarks and tradenames			400,000				400,000
Total			$22,220,000				$20,404,000

8.	Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated and no further options will be granted under the 2002 stock option plan.

Additional information with respect to the option plans as of October 31, 2011 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2011	582,200	$4.09	2.86	$2,077,000
Granted	-	-
Exercised	(78,850)	2.45
Canceled, forfeited or expired	(8,000)	2.04
Outstanding at October 31, 2011	495,350	$4.39	2.44	$298,841
Exercisable at October 31, 2011	495,350	$4.39	2.44	$298,841

There was no compensation expense related to stock options for the nine months ended October 31, 2011 and 2010. As of October 31, 2011, there was no unamortized stock-based compensation expense related to unvested stock options, as the options are fully vested.

The Company’s non-vested restricted shares, which were part of the 2006 Equity Incentive Plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company’s consolidated statement of operations, relating to these grants was $200,000 for the nine months ended October 31, 2011. As of October 31, 2011, 117,000 non-vested shares were outstanding at a weighted average grant date value of $4.78. As of October 31, 2011, there was $564,000 of unamortized stock-based compensation cost related to unvested shares which is expected to be recognized over a remaining period of 47 months.

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

On October 18, 2011, the Company amended the Shareholders Rights Agreement to include within the definition of a “Permitted Acquisition” any acquisition of shares, whether from the Company or a third party, which is approved by the Company’s Board of Directors (the “Board”). The Board also approved the acquisition of 9,200 shares of common stock by Jeff Kaplan in open market purchases as a Permitted Acquisition.

The amendment of the Rights Agreement was taken in response to the filing of Amendment No. 2 to Schedule 13D and the Joint Filing Agreement by and among Jack Lin, Luis A. Hernandez, Sidney Meltzner and CAS Foundation, which is controlled by Sidney Meltzner, its trustee, and Jeff Kaplan (collectively, the “Shareholder Group”) on August 12, 2011. In that filing, the Shareholder Group reported the addition of Mr. Kaplan to the group and the acquisition by Mr. Kaplan of 9,200 shares of the Company’s common stock at various times between April 7, 2011 and August 5, 2011. Without the amendment of the Rights Agreement and approval by the Board, the Shareholder Group would have become an “Acquiring Person,” and a “Triggering Event” would have occurred granting rights to all other stockholders of the Company to purchase common stock or common stock equivalents, and resulting in substantial dilution to the Shareholder Group.

The Company previously announced, on a Current Report on 8-K filed with the SEC on August 22, 2011, that the Board was reviewing the facts and circumstances related to the Shareholder Group, for the purposes of determining whether a Triggering Event had occurred under the Rights Agreement. After investigation, the Board determined that the acquisition of the 9,200 shares by the Shareholder Group, while technically a Triggering Event under the Rights Agreement, was not by itself a material acquisition, and that the triggering of the rights under the circumstances was not in the best interest of the Company or its shareholders. The Board then acted to amend the Rights Agreement and voted to approve that acquisition as a Permitted Acquisition. The approval relates only to the acquisition of the 9,200 shares by Mr. Kaplan as reported on Amendment No. 2 to Schedule 13D filed by the Shareholder Group.

The Company previously announced, on a Current Report on 8-K filed on September 12, 2011, that, unless the Rights Agreement has been previously terminated, the Board will submit the Rights Agreement to the Company’s shareholders for approval on or before September 20, 2012. Provided that no Triggering Event shall have occurred before that date, the Board will take any action necessary to redeem all of the then outstanding Rights and effectively terminate the Rights Agreement if the Rights Agreement has not been ratified by a vote of the Company’s shareholders by September 20, 2012.

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

Index

The following inputs were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and embedded derivative at October 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,153,000	$3,153,000	$-	$-
Liability on earn-out for MSI acquisition	(500,000)	-	-	(500,000)
Liability on earn-out for Ingenium acquisition	(900,000)	-	-	(900,000)
Liability on earn-out for LTI acquisition	(600,000)	-	-	(600,000)
Embedded derivative in Mill Road debt	(64,000)	-	-	(64,000)

The fair value of the contingent consideration related to the MSI, Ingenium and LTI acquisitions was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which are considered to be Level 3 inputs. Key assumptions include the discount rate and probability adjusted future revenues.

10.	Mill Road Financing

On June 27, 2011, the Company entered into a securities purchase agreement with Mill Road Capital, L.P. (MRC), pursuant to which in exchange for $14,000,000, the Company issued to MRC: (i) 933,333 shares of NTS common stock valued at $5,503,000; (ii) a 5-year 15% subordinated note in the original principal amount of $7,000,000 recorded as long term debt, net of $1,040,000 debt discount and embedded derivative, and (iii) a warrant to purchase up to 300,000 shares of the Company’s common stock valued at $1,855,000 and recorded to common stock. Capitalized debt issuance costs of $682,000 were recorded to prepaid expenses. The net cash received was $12,637,000. The consideration received was allocated to the components of the transaction based on their relative fair values. The fair values were based serveral inputs, including: the market price of the Company’s common stock on the date of the transaction, volatility of the Company’s common stock, risk free interest rates, discount rate and probability of a change in control. Some of these inputs are considered Level 3 inputs in the fair value hierarchy as there is no observable market. Under the terms of the securities purchase agreement, for so long as MRC beneficially owns 5% or more of the outstanding shares of the Company’s common stock, the Company agreed to appoint a person designated by MRC to its board of directors. The agreement also imposes certain financial covenants on the Company which are determined as of the end of each fiscal quarter. The Company was in compliance with these covenants as of October 31, 2011. Proceeds from the Mill Road transaction were used for the acquisition of Ingenium Testing and Lightning Technologies, Inc. (LTI).

11.	Acquisition of Ingenium Testing

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing, a provider of product compliance and engineering services based in Rockford, Illinois. The acquisition gives NTS an important presence in the Chicago region, which reaches into Wisconsin, Indiana, Michigan and the rest of Illinois.

NTS acquired the business and assets of Ingenium and two affiliated companies for $12,525,000 which consisted of $12,002,000 in cash consideration and $523,000 in assumed net liabilities. The Company agreed to pay an additional maximum amount of $7,075,000 in earn-out consideration if certain performance targets are met related to EBITDA over the next three years. The Company estimates that the fair market value of this earn-out is $900,000 and has recorded this estimate as part of the purchase price. The valuation techniques that were used by the Company to determine the fair value of the assets acquired and liabilities assumed are the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost). The Company used significant assumptions in the valuation techniques used including the discount rate and forecasted profitability. The acquisition-related costs for the nine months ended October 31, 2011 were $350,000 and were recorded to selling, general and administrative expense. Amortization of the goodwill and other intangibles on this transaction is tax deductible. The results of operations for Ingenium are included in the Company’s consolidated statements of operations from July 21, 2011 to October 31, 2011.

Index

The fair values of acquired assets have not been finalized pending further information that may impact the valuation of assets. The Company has preliminarily estimated fair value at the date of acquisition of the acquired tangible and intangible assets of Ingenium Testing as follows:

Cash paid	$12,002,000
Estimated fair value of earn-out	900,000
Aggregate purchase price	12,902,000

Property, plant and equipment	8,007,000
Intangible assets	4,200,000
Net liabilities assumed	(523,000)
Estimated fair value of assets and liabilities acquired	11,684,000
Goodwill	$1,218,000

12.	Acquisition of Lightning Technologies, Inc

On September 1, 2011, the Company acquired Lightning Technologies, Inc. (LTI), a provider of testing and engineering services located in Pittsfield, Massachusetts. LTI is an engineering services and testing laboratory, specializing in the field of lightning protection. LTI’s customer base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets. The acquisition expands the Company’s non-defense industry businesses and particularly strengthens its aerospace business. Cash paid at closing was $5,200,000 and included $100,000 in working capital adjustment. An additional working capital adjustment payable is estimated at $134,000. $900,000 of the purchase price was held back to secure LTI's indemnification obligations under the purchase agreement and is payable 18 months after closing. The Company agreed to pay an additional maximum amount of $1,000,000 (earn-out) if LTI achieves a certain level of EBITDA over the next four years. The Company estimates that the fair value of the earn-out is $600,000, and has recorded this estimate as part of the purchase price. The valuation techniques that were used by the Company to determine the fair value of the assets acquired and liabilities assumed are the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost). The Company used significant assumptions in the valuation techniques used including the discount rate and forecasted profitability. The costs related to this acquisition were $27,000 for the nine months ended October 31, 2011. Amortization of the goodwill on this transaction is tax deductible. The results of operations for LTI are included in the Company’s consolidated statements of operations from September 1, 2011 to October 31, 2011.

The fair values of acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of LTI as follows:

Cash paid	$5,200,000
Estimated working capital adjustment payable	134,000
Estimated fair value of earn-out	600,000
Purchase price held back	900,000
Aggregate purchase price	6,834,000

Accounts receivable and other assets	1,062,000
Property, plant and equipment	1,702,000
Intangible assets	3,700,000
Net liabilities assumed	(228,000)
Estimated fair value of assets and liabilities acquired	6,236,000
Goodwill	$598,000

Index

13.	Discontinued Operations

On October 31, 2011 the Company closed its facility in Calgary, Canada due to non-renewal of the facility’s lease. The decision to shut down operations was based on the cost to relocate to a new facility in the area and the low operating profit of the existing business. Fixed assets with a net book value of $44,000 were disposed of. The remaining fixed assets with a net book value of $403,000 were relocated to other NTS facilities. These assets will be utilized and will not be sold. The facility was closed down as of October 31, 2011. Shut-down expenses of $553,000 were incurred and recorded in the third quarter.

The major classes of assets and liabilities of discontinued operations included in the Company’s consolidated balance sheets as of October 31, 2011 and January 31, 2011 are as follows:

	October 31, 2011	January 31, 2011
Cash and cash equivalents	$105,000	$376,000
Accounts receivable, less allowance for doubtful accounts of $19,000 at October 31, 2011 and $10,000 at January 31, 2011	527,000	377,000
Prepaid expenses	-	6,000
Property, plant and equipment, at cost	-	1,464,000
Accumulated depreciation	-	(976,000)
Total assets of discontinued operations	$632,000	$1,247,000

Accounts payable	$(198,000)	$(34,000)
Accrued expenses	(178,000)	(141,000)
Total liabilities of discontinued operations	$(376,000)	$(175,000)

In accordance with FASB ASC 205-20, Discontinued Operations, the Company determined that the Calgary facility became a discontinued operation in 2011, as the facility is a component of the Company that has clearly distinguishable operating activities and cash flows; and the Company will not have any continuing involvement, as the facility is closed. Accordingly, all revenues and expenses for the Calgary facility for the three and nine months ending October 31, 2011 are presented as “Income (loss) from discontinued operations, net of tax” in the accompanying statements of operation. Prior year numbers were reclassified to conform to the current year presentation.

The results from discontinued operations for the three and nine months ending October 31, 2011 are as follows:

Calgary results of operations for the nine months ending:

	October 31, 2011	October 31, 2010
Net revenues	$1,266,000	$1,288,000
Cost of sales	1,254,000	1,296,000
Gross profit	12,000	(8,000)
Selling, general and administrative expenses	19,000	19,000
Recovery of receivable previously written off	(261,000)	-
Other expense	23,000	23,000
Shut down expense	553,000	-
Loss from Calgary operations	$(322,000)	$(50,000)
Income taxes	-	-
Loss from discontinued operations, net of tax	$(322,000)	$(50,000)

Index

Calgary results of operations for the three months ending:

	October 31, 2011	October 31, 2010
Net revenues	$394,000	$409,000
Cost of sales	375,000	394,000
Gross profit	19,000	15,000
Selling, general and administrative expenses	13,000	(13,000)
Other expense (income), net	-	(15,000)
Shut down expense	553,000	-
(Loss) income from Calgary operations	$(547,000)	$43,000
Income taxes	-	-
(Loss) income from discontinued operations, net of tax	$(547,000)	$43,000

14.	Subsequent Events

Subsequent events have been evaluated up to and including the date these financial statements were issued.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company operates facilities throughout the United States and in Japan, Vietnam and Germany, providing highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation. In addition, it performs management registration and certification services to ISO related standards.

The following discussion should be read in conjunction with the consolidated quarterly financial statements and notes thereto. All information is based upon unaudited operating results of the Company for the three and nine-month periods ended October 31, 2011 and 2010.

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

The military aircraft markets are feeling the effects of government budget constraints which were intensified following the global recession of 2008 and 2009. The JSF (F35) is the only major aircraft program going forward at significant production quantities. UAVs are expected to show rapid growth from military and civil government programs.

The U.S. Space program will lose some inertia going forward as the space shuttle replacement program continues to drift in terms of schedules and U.S. Administration support, but the commercial space launches remain robust.

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

Index

Defense Market

The defense market generates approximately 33% of the Company’s overall revenue. The defense market remains subject to the funding uncertainties of the current administration but the propensity for in-sourcing in many areas continues to decrease. The current U.S. defense budget is at a historic low as a percentage of GDP since World War II. Severe political pressure is increasing cost consciousness in the Department of Defense (DoD) with heavy scrutiny on maintaining test and production schedules related to existing products. However, funding for newly proposed DoD programs are at risk. While we believe this will lead to increased testing for the production sector of the business, testing in the R&D sector is expected to decrease. As directed by the President, the Pentagon will undertake a review of current capabilities and strategies that will shape the U.S. defense budget of the future. This review will focus on real world conditions that are not improving in the foreseeable future. NTS is strategically positioned to take full advantage of this environment. The Company’s unique life cycle product services value proposition acts counter to defense market economic cycles, providing opportunities to fill gaps in declining market conditions. Although the U.S. defense budget is expected to decline in the near future, market conditions are such that NTS anticipates that it will increase revenues by growing market share. Our competitive cost structure, breadth of capability, and continued investment in research to understand our clients changing needs and then aggressively developing capability to support these needs has resulted in increased defense related market share.

Telecommunications Market

The telecommunications market is showing continued signs of improvement. The wireless market, a subset of the telecommunications market, is continuing to show a strong rebound. Carriers are delivering voice, video and data using fiber networks and other high-speed delivery methods. New means of delivery may increase the demand for certification of suppliers’ premises equipment, and certification of new central office equipment. The growing demand for cloud-based services may provide new opportunities for carriers and service providers to help businesses extend their budgets. The Company, with multiple telecommunications facilities, including its recent Network Equipment Building System (NEBS) approval from Verizon as a result of the expansion of the Silicon Valley facility and the addition of NEBS fire testing at Plano Texas facilities, is well equipped to grow in this market.

Energy Market

The NTS Energy Market currently offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering and scientific problems in the areas of nuclear energy and smart grid. NTS will be transitioning into other energy services such as battery and energy storage, renewable generation, oil and gas, cyber security and other clean technologies. NTS also provides dedication and certification work for the domestic and international communities and believes this market has a very positive outlook as consumers, commercial businesses, industries and governments search for alternative energy solutions. NTS offers a full range of products, engineering and testing solutions. These services include seismic, environmental, EMI/RFI, radiation, nuclear equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and nuclear steam accident simulations such as loss of cooling accident (LOCA) and high expansion line breaks (HELB). Seismic and vibration simulation tests are conducted on our single axis, dependent biaxial system, or independent tri-axial and electro-mechanical shaker tables and are used for a variety of customer products and applications. NTS provides technical functional knowledge of engineering fundamentals: mechanical, structural, electrical, reliability, and high technology communication and security software system test and monitoring solutions, with supply chain management focusing on assuring product integrity through quality process and product auditing, supplier improvement plans, and management of quality systems. NTS is currently evaluating new opportunities for performance testing of small wind turbines and reliability and life duration testing support on products for petroleum, liquid and gas applications.

Automotive Market

In the automotive industry, alternative fuel vehicle testing is presenting signs of growth especially in the pure electric and electric hybrid propulsion devices; the industry in general is in a modest rebound mode and gaining traction due to high fuel costs. NTS has experienced a slight increase in revenues over the past year as a result of increased traditional fuel efficient and hybrid vehicle sales. NTS offers the commercial and military vehicle industries design engineering services, product testing, and verification and qualification services, providing a one stop-shop for our customers. NTS’ testing services included dynamometer operations on power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems, pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components. NTS performs testing to support requirements in emerging markets of pure electric vehicles and electrical hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules. NTS also performs highly accelerated life tests (HALT) highly accelerated stress screen (HASS) and lithium battery testing to comply with UN T1-T8 test requirements (as specified on the transportation of dangerous goods manual). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted in the U.S. and internationally.

Index

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

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing, LLC, a provider of product compliance and engineering services based in Rockford, Illinois in exchange for $12,525,000 in cash. The Company agreed to pay an additional maximum amount of $7,075,000 in earn-out consideration if certain performance targets are met related to EBITDA over the next three years. The assets acquired under the asset purchase agreement include 12 fully-automated test chambers including a U.S. Federal Communications Commission-listed chamber; a reverberation chamber; multiple U.S. Department of Defense military-standard chambers; a lightning strike test area; and multiple, advanced resources for electromagnetic interference (EMI) and electromagnetic compatibility (EMC) testing situated in a modern EMC/EMI testing facility. The assets also include the assignment of specified customer contracts. Ingenium’s customer base, capabilities and service offerings are concentrated in the aerospace, heavy industry and automotive markets, all of which are among NTS’ core competencies. In connection with the acquisition, the Company entered into a new lease, with an initial five-year term, for Ingenium’s state-of-the-art, 84,000 square foot facility located in Rockford, Illinois. The acquisition gives the Company an important presence in the Chicago region, which reaches into Wisconsin, Indiana, Michigan and the rest of Illinois.

On September 1, 2011, the Company acquired Lightning Technologies, Inc. (LTI), a provider of testing and engineering services located in Pittsfield, Massachusetts for $6,000,000 in cash plus an earn-out of up to an additional $1,000,000. LTI is internationally recognized as a leading engineering services and testing laboratory, specializing in the field of lightning protection. LTI’s customer base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets. The acquisition expands the Company’s non-defense industry businesses and particularly strengthens its aerospace business.

On October 31, 2011 the Company closed its facility in Calgary, Canada due to non-renewal of the facility’s lease. Net loss from discontinued operations for the nine months ended October 31, 2011 was $322,000 and included $553,000 in shut-down expenses. All revenues and expenses from discontinued operations for the three and nine months ending October 31, 2011 are presented as “Income (loss) from discontinued operations, net of tax” in the accompanying Statements of Operations. Prior year numbers were reclassified to conform to the current year presentation.

Revenues for the third quarter of fiscal 2012 were $40.5 million, compared to $38.6 million in the third quarter of fiscal 2011. Revenues for the aerospace and defense markets were down as a result of reductions in government spending and delays in program funding. The decline in the Company's core aerospace and defense industries was offset by increases in revenues from the telecommunications and energy markets, as well as revenues from newly acquired businesses, including Mechtronic Solutions (MSI) in mid-December 2010, Ingenium Testing (Ingenium) in mid-July 2011 and Lightning Technologies, Inc. (LTI) on September 1, 2011.

Net income from continuing operations attributable to NTS for the third quarter of fiscal 2012 was $360,000 compared to $1.1 million for the year-earlier period. Inclusive of discontinued operations, NTS incurred a net loss in the quarter of $187,000, or $0.02 loss per basic and diluted share, which includes a loss of $547,000 from the closing of the Company’s facility in Calgary, Canada. This compares to net income attributable to NTS for the third quarter of fiscal 2011 of $1.1 million, or $0.11 per basic share and $0.10 per diluted share, which included the net income of $43,000 from discontinued operations.

The main factors affecting net income in the quarter, and corrective actions taken, are described below:

•
A slowdown in defense spending impacted the Company’s facilities focused on the defense industry. The Company experienced a decline in defense industry spending primarily from uncertainty regarding the U.S. budget and delays in the U.S. government’s continuing resolution process. This resulted in underutilization of assets and impacted gross profit margins at NTS' facilities that are designed to service the defense industry. NTS has consolidated and reduced the cost structures at these facilities, and expects more normalized margins in the fourth quarter and next year.

Index

•
Loss at Ingenium Testing. Ingenium experienced order delays during the third quarter and, as a result, revenues at the Rockford, Illinois facility were insufficient to support the cost structure, resulting in an operating loss for the period. Based upon increased orders and current operating levels, Ingenium is now expected to be profitable in the fourth quarter. The acquisition of Ingenium was an important strategic move for NTS and the Company remains confident in the long term prospects of this business.

•
Costs relating to proxy contest, litigation and acquisitions. Selling, general and administrative costs for the third quarter reflect approximately $300,000 of legal and related costs associated with the recent shareholder proxy contest, dissident shareholder issues, litigation and acquisitions. For the nine months of this fiscal year, costs relating to these matters exceeded $1.7 million.

•
Unexpected contract completion costs at MSI. At the time it was acquired by NTS in December, 2010, MSI was in the midst of performing a significant fixed-bid contract. MSI incurred significant cost overruns on this contract, causing MSI to incur operating expenses in the third quarter without being able to recognize attendant revenue, negatively impacting gross margins at this facility. The contract has since been completed and will not negatively impact MSI's gross margins going forward.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2011

REVENUES
Nine months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)
Total revenues	$115,092	6.2%	$108,391	$6,701

For the nine months ended October 31, 2011, consolidated revenues increased by $6,701,000 or 6.2% when compared to the same period in fiscal 2011. Of this growth, $1,988,000 or 1.8% was attributable to organic growth of the Company's businesses, primarily in the telecommunications, automotive and energy markets, partially offset by a decrease in the aerospace and defense markets. Revenue growth from businesses acquired during the fiscal year was $4,713,000 or 4.3% which was from the purchase of Mechtronic Solutions Inc. (MSI), on December 16, 2010, Ingenium Testing on July 20, 2011 and LTI on September 1, 2011.

GROSS PROFIT
Nine months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$27,797	(9.8)%	$30,818	$(3,021)
% to total revenues	24.2%		28.4%	-4.3%

Gross profit for the nine months ended October 31, 2011 decreased by $3,021,000 or 9.8% when compared to the same period in fiscal 2011. This decrease was primarily a result of underutilization at some of the Company’s facilities with fixed costs due in part to the Federal budget uncertainties in defense programs as well as delays in product delivery by a major aerospace customer that impacted the gross profit at some of the Company’s facilities.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$22,537	(3.2)%	$23,293	$(756)
% to total revenues	19.6%		21.5%	(1.9)%

Selling, general and administrative expenses decreased by $756,000 or 3.2% for the nine months ended October 31, 2011 when compared to the same period in fiscal 2011. This decrease was primarily due to a decrease in incentive compensation expense related to the lower profitability in the first nine months and a decrease in compensation and travel related expenses as a result of the Company’s recent reduction in force and cost cutting initiatives. These decreases were partially offset by increased legal and advisory expenses related to certain shareholder matters and litigation related to an employment matter and fee dispute and an increase in amortization expense related to recent acquisitions. For the first nine months of this fiscal year, costs relating to these matters exceeded $1,700,000 compared to $619,000 for the same period in the prior year.

Index

OPERATING INCOME
Nine months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$5,250	(29.2)%	$7,417	$(2,167)
% to total revenues	4.6%		6.8%	-2.3%

Operating income for the nine months ended October 31, 2011 decreased by $2,167,000 or 29.2% when compared to the same period in fiscal 2011, primarily as a result of the decrease in gross profit. Operating income as a percentage of revenues decreased to 4.6% in the current year when compared to 6.8% in the same period in the prior year.

INTEREST EXPENSE

Net interest expense increased by $695,000 to $1,561,000 in the nine months ended October 31, 2011 when compared to the same period in the prior year. This was primarily due to increased interest expense relating to the Mill Road Capital financing, as well as $262,000 in amortization of fees related to the Mill Road Capital financing and the Comerica senior credit facility.

OTHER EXPENSE

Other expense was $211,000 for the nine months ended October 31, 2011, compared to other income of $3,742,000 for the same period in the prior year. The other income in the prior year was primarily due to the gain on the sale of the Company’s Virginia property of $3,017,000.

INCOME TAXES

The income tax provision rate for the nine months ended October 31, 2011 was 39.9% compared to 40.5% for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

NET INCOME

Net income from continuing operations for the nine months ended October 31, 2011 was $2,091,000 compared to $6,121,000 for the same period in fiscal 2011. This decrease was primarily due to lower operating income and lower other income in the current year. As discussed above, the current year was impacted by delays in defense spending, a loss at Ingenium Testing, costs related to proxy contest, litigation and acquisitions, and unexpected contract completion costs at MSI. Net income in the prior year included $1,700,000 gain from the sale of land.

On October 31, 2011, the Company closed its Calgary facility. Net loss from the discontinued Calgary operation for the nine months ended October 31, 2011 was $322,000 and included $553,000 in shut-down expenses.

For the nine months ended October 31, 2011, net income attributable to noncontrolling interests was $660,000 compared to $400,000 in the prior year, an increase of $260,000 or 65.0%. This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year.

Net income attributable to NTS for the nine months ended October 31, 2011 was $1,109,000 compared to $5,671,000 for the same period in fiscal 2011. This decrease was primarily due to lower net income and the increase in net income attributable to noncontrolling interests.

Index

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2011

REVENUES
Three months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)
Total revenues	$40,498	4.9%	$38,613	$1,885

For the three months ended October 31, 2011, consolidated revenues increased by $1,885,000 or 4.9% when compared to the same period in fiscal 2011. Organic revenues decreased by $962,000 or 2.5% which was primarily related to a decrease in the aerospace and defense markets, partially offset by an increase in the telecommunications and energy markets. Revenues from acquisitions were $2,847,000 from the purchase of MSI on December 16, 2010, Ingenium Testing on July 20, 2011 and LTI on September 1, 2011.

GROSS PROFIT
Three months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$9,468	(11.5)%	$10,698	$(1,230)
% to total revenues	23.4%		27.7%	-4.3%

Gross profit for the three months ended October 31, 2011 decreased by $1,230,000 or 11.5% when compared to the same period in fiscal 2011. This decrease was primarily a result of underutilization at some of the Company’s facilities with fixed costs due in part to the Federal budget uncertainties in defense programs as well as delays in product delivery by a major aerospace customer that impacted the gross profit at some of the Company’s facilities.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$7,681	(10.2)%	$8,555	$(874)
% to total revenues	19.0%		22.2%	(3.2)%

Total selling, general and administrative expenses decreased by $874,000 or 10.2% for the three months ended October 31, 2011 when compared to the same period in fiscal 2011. This decrease was primarily due to a decrease in incentive compensation expense related to the lower profitability, a decrease in compensation and travel related expenses as a result of the Company’s recent reduction in force and cost cutting initiatives and a decrease in legal expenses. This was partially offset by increased amortization expense related to recent acquisitions.

OPERATING INCOME
Three months ended October 31,	2011	% Change	2010	Diff
(Dollars in thousands)

Total	$1,778	(14.4)%	$2,077	$(299)
% to total revenues	4.4%		5.4%	-1.0%

Operating income for the three months ended October 31, 2011 decreased by $299,000 or 14.4% when compared to the same period in fiscal 2011, primarily as a result of the decrease in gross profit, partially offset by the decrease in selling, general and administrative expense.

INTEREST EXPENSE

Net interest expense increased by $439,000 to $722,000 in the three months ended October 31, 2011 when compared to the same period in the prior year. This was primarily due to increased interest expense as well as $173,000 in amortization of fees related to the Mill Road Capital financing and the Comerica senior credit facility.

Index

OTHER EXPENSE

Other expense of $185,000 for the three months ended October 31, 2011 was primarily due to a loss on investments. Other income of $515,000 for the three months ended October 31, 2010 was primarily due the net gain recognized from insurance recovery.

INCOME TAXES

The income tax provision rate for the three months ended October 31, 2011 was 26.3% compared to 44.2% for the same period in the prior year. The current quarter tax provision included an adjustment for taxes related to discontinued operations. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

NET INCOME

Net income from continuing operations for the three months ended October 31, 2011 was $642,000 compared to $1,288,000 for the same period in fiscal 2011. This decrease was primarily due to lower operating income with higher interest expense and higher other expense in the current year, partially offset by lower income taxes.

On October 31, 2011, the Company closed its Calgary facility. Net loss from the discontinued Calgary operation for the three months ended October 31, 2011 was $547,000 and included $553,000 in shut-down expenses.

For the three months ended October 31, 2011, net income attributable to noncontrolling interests was $282,000 compared to $199,000 in the prior year, an increase of $83,000 or 41.7%. This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the first quarter of fiscal year 2012.

Net loss attributable to NTS for the three months ended October 31, 2011 was $187,000 compared to net income of $1,132,000 for the same period in fiscal 2011. This decrease was primarily due to lower net income from continuing operations and the loss from discontinued operations in the current quarter.

OFF BALANCE SHEET ARRANGEMENTS

None.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

At October 31, 2011 cash and cash equivalents were $8,138,000 compared to $8,924,000 at January 31, 2011. In addition, at October 31, 2011, investments and accounts receivable were $3,153,000 and $32,644,000, respectively, compared to $2,796,000 and $28,452,000 at January 31, 2011. At October 31, 2011 the Company had working capital of $32,526,000, compared to working capital of $31,141,000 at January 31, 2011.

Net cash provided by operating activities was $8,391,000 in the nine months ended October 31, 2011 and consisted of net income of $1,769,000 adjusted for depreciation and amortization of $6,338,000, share-based compensation of $512,000, amortization of debt issuance cost and debt discount of $262,000, deferred income taxes of $145,000, loss on investments of $110,000, allowance for doubtful accounts of $74,000 and loss on retirement of assets of $44,000, partially offset by changes in working capital of $863,000.

Net cash used in investing activities in the nine months ended October 31, 2011 was $22,587,000 and was primarily attributable to cash used for acquisitions of businesses of $12,002,000 for the Ingenium acquisition and $5,200,000 for the Lightning Technologies acquisition. Additional cash used for investing activities included capital spending of $4,879,000, investment in retirement funds of $500,000 and investment in life insurance of $6,000.

Net cash provided by financing activities in the nine months ended October 31, 2011 was $13,476,000 and consisted of net proceeds from Mill Road financing of $12,637,000, proceeds from borrowing of $10,038,000, proceeds from stock options exercised of $168,000 and tax benefit from restricted stock issuance and stock options exercised of $121,000, partially offset by repayment of debt of $9,289,000 and net cash dividend paid by NQA Inc. of $199,000.

Capital Resources

At October 31, 2011, the Company had cash and cash equivalents of $8,138,000 and working capital of $32,526,000. In addition to its cash and cash generated from operations, the Company has two existing credit facilities under which the Company can draw based on established guidelines.

Index

On November 10, 2010, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable. At October 31, 2011, 85% of eligible accounts receivable was $18,154,000 and the amount of available credit under the revolving credit line on that date was $13,154,000.

Under the acquisition line, the Company can borrow for the purposes of financing eligible machinery or equipment. Advances under the acquisition line can be made at up to 100% of the invoice cost of new eligible equipment and 80% of the invoice cost of used eligible equipment. At October 31, 2011, the Company had borrowed $15,458,000 under the acquisition line and had available credit on that date of $4,542,000 that could be used to finance eligible acquisitions.

Long-term Debt

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

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital (MRC). Of the $14 million, $7 million is an interest-bearing, five-year subordinated note. The fair value of the $7 million in debt was estimated to be $5,960,000 as of June 27, 2011.

Debt as of October 31, 2011 and January 31, 2011 consisted of the following:

	October 31, 2011	January 31, 2011
Revolving credit line (a)	$5,000,000	$10,023,000
Term loan (b)	17,650,000	20,000,000
Acquistition credit line (c)	15,458,000	8,215,000
Mill Road debt (d)	6,185,000	-
Secured and other notes payable (e)	5,763,000	5,033,000
Total	$50,056,000	$43,271,000

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

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance. In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at October 31, 2011 was $14,000,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). The outstanding balance from equipment credit advances at October 31, 2011 was $1,458,000.

(d)
The outstanding principal and accrued and unpaid interest is due and payable on June 27, 2016. Interest accrues at a rate of 10.0% per annum, which amount is payable quarterly, with the first payment due and paid on August 31, 2011. In addition, interest also accrues at a rate of 5.0% per annum, which amount is added automatically to the unpaid principal amount of the subordinated note on each date cash interest is payable. The outstanding balance at October 31, 2011 was $6,185,000 calculated based on the fair value of the debt.

(e)
In addition to the senior credit facility, the Company has an additional $4,443,000 at October 31, 2011 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 4.39% to 7.42%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,320,000 at October 31, 2011 for the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%. Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

NATIONAL TECHNICAL SYSTEMS, INC.

Date:	December 14, 2011	By:	/s/ Raffy Lorentzian
Raffy Lorentzian
Senior Vice President
Chief Financial Officer

(Signing on behalf of the
registrant and as principal
financial officer)

Index

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Agreement for Purchase and Sale of Assets dated September 1, 2011 between National Technical Systems, Inc. and Lightning Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.
__________________________________________
*	Furnished herewith.