Form 10-K
period 2012-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2012-05-01
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - $46,465,000 (as of July 31, 2011).

The number of shares of registrant's Common Stock outstanding on April 23, 2012 was 11,322,910.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2012

In this report, unless the context otherwise requires, the terms “NTS,” “Company,” “we,” “us,” and “our” refer to National Technical Systems, Inc., a California corporation and its subsidiaries.

Special Note Regarding Forward Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variations of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

●	anticipated results of operations including expected trends in revenues, gross margins, operating expenses and net income;

●	the future actions of our competitors, including pricing decisions and new service offerings;

●	our ability to obtain future financing or funds when needed;

●	anticipated economic trends in the industries we serve; and

●	our ability to complete or achieve the anticipated benefits from acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions.

The forward-looking statements in this report speak only as of the date of this report and, except to the extent required by law, we do not undertake any obligation to update any forward looking statements.  Forward-looking statements are subject to certain events, risks, and uncertainties, some of which are outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report, as well as in other reports and documents we file with the SEC.  Caution should be taken not to place undue reliance on any such forward-looking statements.

NATIONAL TECHNICAL SYSTEMS, INC.
Annual Report (Form 10-K)
For Year Ended January 31, 2012

PART I

ITEM 1.	BUSINESS.

General

NTS is a leading provider of testing solutions and highly trained technical personnel for product design and evaluation, safety testing, certification and supply chain management to enable customers to sell their products in world markets. NTS performs management registration and certification services to ISO related standards. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

NTS serves customers primarily in the aerospace, defense, telecommunications, automotive, energy, consumer products, commercial and industrial products and medical markets. The defense and aerospace markets combined accounted for approximately 65% of the Company’s revenues for the year ended January 31, 2012.  No single customer accounted for more than 10% of the Company’s revenues in the fiscal year 2012.

The Company’s business is conducted through a number of operating units, each with its own management.  NTS executive management sets the strategy and maintains overall supervision, coordination and financial control of the operating units, and manages the development of new services and the acquisition of related businesses.  The management of each operating unit has responsibility for achieving sales and profit goals of their unit.

NTS operates facilities in 23 cities in the United States and in 3 international cities. The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, California 91302 (telephone: 818-591-0776).

The Company is a California corporation and was founded in 1961.

Markets

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

Testing services include providing a wide range of test capabilities for structures and airborne equipment.  For structures, NTS has extensive capability and expertise in large component static and fatigue testing, including full scale airframe static and fatigue, sonic fatigue, vibration, modal, ground vibration, high pressure/high flow air and fluid compatibility.  Airborne equipment testing spans the full range of RTCA DO-160 requirements, including static and dynamic, electromagnetic effects (EME, EMI, EMC), electrostatic discharge (ESD), environmental, material and system compatibility, high intensity radiated field (HIRF), indirect lightning effects and highly accelerated life testing/stress screening (HALT/HASS).

Through its acquisition of Lightning Technologies, Inc. (LTI) in September, 2011, NTS now has the capability to do direct strike lightning testing. LTI, now NTS Pittsfield, is home of one of the most comprehensive lightning-simulation laboratories in the world and ranks as an international leader in the development of sophisticated lightning protection systems for customers in the aerospace industry as well as for industrial complexes, golf courses, wind turbine farms, theme parks and other high-risk locations.  Service offerings include consulting, in-house seminars on lightning protection, design of protection systems and testing services- both in-house and field testing.

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

NTS provides engineering services that design, develop, test, and integrate pods and payloads for unmanned aerial systems (UAS). This group has expanded from airborne platforms into ground, sea (surface and subsurface), and robotic platforms. NTS has conducted test programs for UAS components, systems, payloads and completely integrated air vehicles. NTS is actively engaged in a variety of unmanned system test programs, and has performed environmental, vibration and EMI testing on a number of UAS systems.

The Company’s initial aerospace market sector focus for offering integrated life cycle product services is in the large commercial transport and general aviation sectors.

Defense. NTS plays an active role in numerous U.S. defense-related programs, performing a wide variety of defense technology research, development, test, and evaluation (RDT&E) services for the Department of Defense (DOD), military, government and commercial industry.  These services evaluate the weapons, ordnance, munitions, avionics, electronics, hydraulic and pneumatic controls, engines and communication systems that make up the elements of today’s modern battlefield.  The Company’s testing platforms for the defense industry include fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command, control and communication systems and missiles and weapons systems.  Testing includes associated system and component level tests of structures, hardware, electronics, personal protective equipment, armor, weapons and ammunition.

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

NTS’ defense group is expanding to include energetic and prototype engineering services, including 2D and 3D CAD modeling; technical data package (TDP) development and modification; finite element analysis (FEA), projectile design and analysis; interior and exterior ballistics analysis, and design and development of custom test hardware and fixtures.  Other services include support of, and procurement and delivery of precision metal parts and explosive loading of prototype hardware.  Additional defense services include design, development, fabrication, and fielding of specialized high speed instrumentation and diagnostics for energetics and hazardous materials and ordnance testing.  This includes custom sensor suite design, fabrication and deployment, often through specialized test facility design.

Telecommunications. NTS provides engineering design, test evaluation and certification services for manufacturers of a broad array of telecommunications networking and storage equipment intended for commercial data centers, central/telecom office and customer premise environments.  The Company’s services are performed in accordance with domestic and international regulatory standards, the network equipment building systems (NEBS) specifications and fiber optics general requirements (GRs) as required by the telecommunications industry. Globally, NTS represents the largest network of independent test laboratories (ITL) certified and recognized by most regional bell operating companies’ (RBOCs) carriers.  The Company is also certified and accredited to support formal witness testing on behalf of the RBOC carriers at approved manufacturer’s internal test facilities.  As the wireless telecom industry continues to see significant growth, globally, the need for engineering design, testing evaluation and certification services for faster and more robust backhaul networking equipment will continue to increase. The Company is well positioned to support this accelerated growth currently providing accredited ITL services at laboratories in California, Massachusetts, New Jersey, Texas, and Germany.

Automotive. NTS supports the commercial and military vehicle industries with testing, including dynamometer operations on  power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems,  pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components.  NTS performs testing to support requirements in emerging markets of pure electric vehicles and electrical hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules.   It also performs highly accelerated life tests (HALT) and highly accelerated stress screen (HASS). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted throughout the U.S. and internationally.

Energy. NTS Energy offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering, and scientific problems in the areas of nuclear energy, renewable energy, energy storage and smartgrid. The services provided are:

•
Technical functional knowledge of engineering fundamentals: mechanical, structural, electrical, reliability, and high technology communication and security software system test and monitoring solutions.

•
Testing on a variety of smart energy/smart grid products with a focus on the communications functionality and network protocols of smart meters, smart outlets, thermostats/in-home displays and smart appliances.

•	Supply chain management focusing on assuring product integrity through quality process and product auditing, supplier improvement plans, and management of quality system
•
Multi-disciplinary expertise in global compliance and certification for components, devices, communication products, software/hardware interoperability, and system security vulnerability assessments and validation.

•
Seismic, environmental, EMI/RFI, radiation, equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and high expansion line breaks.  Seismic and vibration simulation tests conducted on our single axis, dependent biaxial systems, or independent tri-axial and electro-mechanical shaker tables are used for a variety of customer products.

•	Certification and evaluation services to nuclear utilities and suppliers worldwide.
•	A full range of products, engineering and testing services under our NUPIC and NIAC audited 10CFR50, Appendix B Quality Program.

Consumer Products. NTS provides engineering design, test evaluation and domestic and international certification services for a broad array of consumer products normally procured for use in a residence, school and recreation environments.  This typically includes personal computing, PC peripheral, residential networking and personal wireless devices. These products are subjected to a wide range of electromagnetic compatibility, product safety, reliability, usability. interoperability tests and certifications to assure market compliance, reliability and effective use.   The Company has been approved as an exclusive independent test laboratory (ITL) to offer Internet TV Set-top Box multimedia over coax (MoCA) certification. The Company is the exclusive certifications provider for Sirius/XM Radio Ready program and holds a number of domestic and international test accreditations throughout its network of commercial laboratories.  NTS is an accredited Telecommunication Certification Body (TCB) in North America and an appointed Notified Body for wireless devices in the European Union.  With the increased integration of wireless technology into traditional consumer products, the dramatic population growth, income gains, global macroeconomic shifts and the urbanization in regions throughout Asia, Central and South America and Africa, NTS is well positioned to support the growing market spaces to which manufacturers are seeking to sell.  The Company’s service offerings offer a ‘one-stop-shop’ to the consumer product market, ensuring a shorter time to market in the fierce ‘to market’ race manufacturers find themselves competing within.

Commercial & Industrial. NTS provides engineering design, testing evaluation and domestic and international certification services to manufacturers of a broad array of commercial and industrial products normally procured for light and heavy industrial applications. This covers a wide range of industries from shipbuilding, semiconductor manufacturing equipment, automation, robotics, laboratory and materials handling devices. Various types of commercial grade electronic, hydraulic and pneumatic systems are subjected to electrical, environmental and safety testing to ensure regulatory compliance and safe and reliable use.  Special combined mechanical and environmental testing processes such as highly accelerated life testing (HALT) are used to accelerate the effects of aging and wear to allow manufacturers to produce a more reliable product.  Once this has been accomplished, similar highly accelerated stress screening (HASS) testing can be used to ensure consistent quality on the production line.  Market trends are showing increased integration of Wireless Local Area Network (WLAN) and Wide Wireless Access Network (WWAN) communication technologies in such product lines.  NTS offers a complete turnkey engineering design, testing evaluation and domestic and international certification services for industrial products, including customer driven requirements.

Medical. NTS provides engineering design, testing evaluation and domestic and international certification services to manufacturers of a broad array of medical products typically including non-invasive devices.  Services include electromagnetic compatibility, electrical product safety and quality control/risk analysis consultation.  Through various industry partnerships, the Company has affiliations with consultants and Notified Bodies to support medical approval in North America and throughout the European Union.  With the increased integration of wireless communications into traditional medical device products, NTS is also well equipped to support domestic and international testing and approvals.

Market Opportunity

Manufacturers often fulfill their evaluation testing needs on an outsourcing basis in order to reduce costs, avoid large capital expenditures, save time and remain competitive.  Due to regulations requiring third party certification, manufacturers must use third party certifiers to position their products for sale in world markets.  NTS is geographically located to serve customers at locations close to their plants and NTS facilities are capable of providing the conformity assessment activity necessary to reduce product-handling costs and serve as a market gateway for manufacturers to sell products globally. NTS provides a “one stop” resource and single source responsibility for all conformity assessment requirements in the several markets it serves.

Strategies to drive growth and excellence:

Over the last few years, NTS restructured its executive leadership team and initiated a new growth strategy to provide significant focus on corporate development activities within the mid-to longer-term time horizon, while continuing to drive efficiencies and market penetration within the shorter-term fiscal planning time horizon.

NTS’ strategies for continued growth in fiscal 2013 include:

•	increasing market share through superior service that distinguishes it from its competition;
•	investing in human resources and physical assets to strengthen existing capabilities;
•	enhancing utilization of resources;
•	adding new, innovative service offerings to the Company’s repertoire;
•	continuing to seek, evaluate and acquire companies that can add significant value upon integration with NTS; and
•	continuing to integrate companies recently acquired.

Major initiatives in NTS’ business strategy are:

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

Enhance Utilization of Resources. This strategy is about having the right balance of resources (people and equipment) across the enterprise so that the Company can perform work at the level customers require and at the appropriate level NTS needs to meet the Company’s strategic goals. NTS is currently in the process of implementing an Enterprise Resource Planning (ERP) system that will allow measurement of equipment utilization thereby enhancing enterprise scheduling. This ERP system will also be deployed across all business departments and replace our current outdated system. The deployment of the ERP system is a major investment for the company. At January 31, 2012 the ERP system had been rolled out at 18 facilities. The remaining facilities are expected to be integrated by the end of the third quarter of fiscal year 2013.

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

Geographic Expansion and Access. This strategy deals with the concept of “easy to do business with.” Access is more than a geographical location. Even though NTS currently has 26 locations situated geographically so customers have local access to services, it means giving customers the ability to interact with NTS where, when and how they want and providing a professional environment that includes convenient hours, cleanliness, good maintenance and lay-out of facilities. NTS has also developed a software program, “LabInsight” that allows customers to witness testing while never leaving their location and receive test data streamed live via a web connection.

Growth through acquisitions. This strategy deals with acquiring test labs and niche engineering service organizations to increase capacity and capability, broaden our customer base, and expand our geographic reach. NTS has made several acquisitions over the last three years, and the Company’s ability to successfully integrate operations and retain technical staff and leadership, particularly when acquiring complementary and competitive testing organizations, has helped NTS grow.

Competition

In the aerospace and defense markets, the main competition for independent laboratories is the customers’ internal laboratories, including government laboratories. Within the telecommunications, consumer product, energy and transportation markets, the main NTS competition comes from commercial test laboratories of various sizes throughout the world. NTS also competes with a small number of large conformity assessment organizations, within each of the markets it serves, including multinational companies. The Company has competitive advantages in several areas which include the following:  (i) ability to service customers at facilities close to their locations; (ii) ability to provide complete conformity assessment activities at a single location, which reduces product-handling cost for the customers and enhances timeliness of service; (iii) diverse and technically competent employees; and (iv) accreditations that allow NTS test data to be accepted worldwide. Customers can use the Company’s complete services, including quality registration, to position their products for world markets.

Acquisitions

NTS’ growth strategy includes the acquisition of businesses to increase capacity and capability, provide complimentary service offerings, broaden its customer base, and expand its geographic reach.  A significant portion of the Company’s growth comes from acquisitions.  In the past three years, NTS has made four acquisitions, as follows:

On September 1, 2011, the Company acquired Lightning Technologies, Inc. (LTI), a provider of testing and engineering services located in Pittsfield, Massachusetts.   LTI specializes in the field of lightning protection. LTI’s customer base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets.  The acquisition expands the Company’s non-defense industry businesses and particularly strengthens its aerospace business.

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing, based in Rockford, Illinois, a provider of product compliance and engineering services in the aerospace market. The acquisition gives NTS an important presence in the midwest region.

On December 16, 2010, the Company acquired Mechtronic Solutions, Inc. (MSI), located in Albuquerque, New Mexico, a provider of engineering services primarily to the defense and industrial markets.  The addition of MSI advances the Company’s full-service integrated engineering services capabilities and provides additional established customers.

On November 30, 2009, NQA, Inc., a 50% owned consolidated subsidiary of NTS, acquired Unitek Technical Services, Inc., located in Centreville, Virginia.  This acquisition broadened the Company’s service offerings to include supply chain management.

Discontinuance

On October 31, 2011 the Company closed its facility in Calgary, Canada due to non-renewal of the facility’s lease.  The decision to shut down operations was based on the cost to relocate to a new facility in the area and the low operating profit of the existing business.

Backlog

The Company's backlog was $65,928,000 and $58,183,000 for the years ended January 31, 2012 and 2011, respectively.

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

Governmental Regulation

NTS is subject to various federal, state, local and foreign government requirements, including regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment. It is our policy to comply with these requirements, and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with our business. Some risk of environmental impact, however, is inherent in some of our operations, as it is with other companies engaged in similar businesses.

Employees

The Company employed 1,162 individuals at January 31, 2012 and 1,095 at January 31, 2011, as follows:

	2012	2011

Employees	812	784
Project Employees	350	311
	1,162	1,095

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

Our ability to implement our business strategy and achieve our intended operating results is subject to a number of risks and uncertainties, including the ones identified below, and additional risks not currently known to us or that we currently believe are immaterial.

A decline in the U.S. Government defense budget could negatively impact future revenues.

We have experienced significant growth in recent years, partly due to domestic and worldwide political and economic developments that have positively affected the markets for defense and advanced technology systems. Continued slowing in defense spending due to political or budget shifts may put downward pressure on the Company’s revenues and gross margins. Current spending levels for defense related programs by the U.S. Government may not be sustainable and future levels of spending may fail to increase or may actually decrease. An overall decline in the U.S. government defense budget would negatively impact future earnings.

Adverse general economic and market conditions could cause decreases in our revenues and earnings.

We are subject to the effects of general economic and market conditions (including economic disruption caused by terrorist acts). A severe and/or prolonged economic downturn or a negative or uncertain political climate could adversely affect our operating results and financial condition. In addition, any decreased collectability of accounts receivable whether resulting from customer bankruptcies or otherwise due to the current economic conditions, could negatively impact future earnings.

Our earnings and profit may be adversely impacted by failure to accurately estimate and manage costs, time and resources.

We derive revenues from various types of contracts, including fixed price, cost reimbursement and time and materials contracts. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and we are unable to negotiate additional billings with a customer for cost over-runs, we may incur losses on individual contracts.

We face competition that can impact our ability to obtain contracts and negatively impact future revenues and growth prospects.

We face competition from a number of competitors.  We compete for customers on the basis of the scale of our service offerings, geographic proximity to the customer, quality of our service and the certifications that we possess.  Nonetheless some of our competitors may be more specialized and able to concentrate their resources on particular areas. To remain competitive we must consistently provide superior service and performance on a cost-effective basis to our customers.

In addition, some of our customers have their own in-house testing laboratories or the resources to develop in-house facilities if we fail to provide competitive service. For government related work, we compete with the U.S. Government’s own testing laboratories. If customers increase utilization of existing in-house testing laboratories or expand their own internal testing capacity and capabilities, the amount of work outsourced to us could decrease.

Our failure to attract, train and retain a qualified workforce would adversely affect our future operations.

We are dependent on skilled employees in every facet of our organization.  We operate in a highly technical business and are dependent on our ability to provide our customers with highly skilled engineering and technical personnel.  In addition, as new technologies develop, or new commercial standards are introduced, we must provide appropriate training for our personnel.  To remain competitive, we must be able to hire, train and retain highly skilled management, sales, engineering and technical personnel. Any failure to do this could impair our ability to perform our contractual obligations efficiently and timely and to meet our customers’ needs and win new business, which could adversely affect our future results.

Disruptions or failures in our management information systems could disrupt our business.

We are currently implementing a new Enterprise Resource Planning (ERP) System which is designed to integrate various disparate systems that we currently use, including systems related to our sales, operations and accounting functions. Any system or service disruptions, including those caused by projects to improve our information technology systems, if not anticipated and appropriately mitigated, could have a material impact on operation and accounting functions such as quoting jobs, billing customers for work complete, collecting amounts that are owed to the Company, and preparing timely and accurate financial reports.

Adverse judgments or settlements in legal disputes could require NTS to pay potentially large damage awards, which would adversely affect cash balances and profitability.

We are subject to litigation or other claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements could result in significant monetary damages. If our insurance is not sufficient to recover all costs, including related legal expense, there could be a negative impact to the Company’s cash balance and profitability.

From time to time we evaluate potential acquisitions which, if consummated, may subject us to additional risks and uncertainties, and may result in substantial dilution to our stockholders.

We will, from time to time, consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current service offerings or expand the breadth of our markets or customer base. Acquisitions can be expensive and require significant management resources without significant return unless the acquisitions are completed successfully. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;
•	problems maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with the acquisition;
•	failure to adequately integrate operations or obtain anticipated operative efficiencies;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering new markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired businesses.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. Additionally, after acquisitions are made, unforeseen issues could arise which would adversely affect anticipated future cash flows, causing impairment to goodwill and other intangible assets. Total goodwill and intangible assets account for approximately $36 million or 24% of the Company’s total assets as of January 31, 2012. The Company's earnings were negatively impacted by an impairment charge of $2,208,000 in fiscal year 2012. Impairment charges could negatively impact future earnings.

Our business sometimes requires us to use, handle and dispose of a number of hazardous substances which exposes us to potentially significant liabilities if those materials are handled improperly.

Our operations sometimes involve the use, handling or disposal of hazardous substances. We are subject to various federal, state, local and foreign government requirements regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We have procedures intended to ensure that our operations comply with these requirements, and we believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and resulting financial liability, in connection with our business. Some risk of environmental impact, however, is inherent in some of our operations, as it is with other companies engaged in similar businesses. Failure to comply with regulations could result in civil, criminal, administrative or contractual sanctions, including fines and penalties.

We may not be able to procure sufficient insurance to cover all of operational and contractual risks on commercially reasonable terms.

Our business involves the testing of complex and sometimes dangerous systems and components.  In addition, customers rely upon our testing and certifications to verify their products’ compliance with applicable manufacturing and safety requirements.  We maintain insurance policies that are intended to cover our operational and contractual risks.  However, at any point in time the amount of our insurance coverage may prove insufficient to cover all of our operating risks.  There is also a risk that commercially available insurance will not continue to be available to the Company at a reasonable cost. If liability claims were to exceed our available insurance coverage, future earnings could be negatively impacted.

Our credit facility contains restrictive covenants that could limit our ability to pursue certain of our business strategies.

We maintain a credit facility which supports our working capital requirements as well as some of our acquisitions.  In connection with that credit facility we have agreed to certain positive and negative restrictive covenants with our lenders.  If we do not meet our covenants, the lenders may refuse to advance additional borrowings and may require us to pay down outstanding loans. If this were to occur, it would limit our ability to pursue our acquisition strategy, limit capital expenditures and would negatively impact our overall performance.

We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire the Company.

We adopted a shareholders rights plan which is intended to protect the Company from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its shareholders. The rights will be exercisable ten days following the earlier of the public announcement that a shareholder has acquired 15% or more of the Company's common stock without Board approval or the announcement of a tender offer which results in the ownership of 15% or more of the Company's common stock. The rights also will become exercisable if a person or group that already owns 15% or more of the Company's common stock, without Board approval, acquires any additional shares (other than pursuant to the Company's employee benefit plans). If the rights become exercisable, all rights holders (other than the person triggering the rights) will be entitled to acquire Company securities at a 50% discount.  Because the rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Board of Directors, the rights plan could make it more difficult for a third-party to acquire the Company or a significant percentage of the outstanding capital stock, without first negotiating with the Board of Directors.

We have adopted certain features in our charter documents that make it more difficult for a third party to acquire control of the Company without the approval of our Board of Directors.

Our articles of incorporation and our bylaws contain provisions that enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•	our directors may fill vacancies on our board of directors;
•	we maintain a classified board of directors where only one-third of our directors come up for election in any year;
•
stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year;

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Operation Properties

The Company owns/leases and operates the following properties:

	Owned Properties	Buildings	Land
State	City	(Sq.Ft.)	(Acres)
California	Fullerton	36,000	3
	Santa Clarita	60,000	145
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Total owned properties		152,000	158

	Leased Properties	Buildings	Land
State	City	(Sq.Ft.)	(Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	30,000	561
California	Calabasas	7,000	n/a
	Culver City	24,000	n/a
	Dana Point	900	n/a
	Fremont	26,400	n/a
	Fullerton	42,300	n/a
	Los Angeles (LAX)	16,000	2
	Newark	30,200	n/a
	Ventura	870	n/a
Colorado	Littleton	5,000	n/a
Illinois	Rockford	84,000	n/a
Indiana	Indianapolis	11,000	n/a
Kansas	Wichita	14,600	n/a
Massachusetts	Boxborough	24,000	n/a
	Pittsfield	20,000	3
Michigan	Detroit	65,000	n/a
New Jersey	Tinton Falls	17,000	n/a
New Mexico	Albuquerque	20,000	2
Texas	Plano	48,000	n/a
Virginia	Rustburg	8,000	33
	Centreville	5,000	n/a

International
Germany	Munich	300	n/a
Japan	Yokohama	500	n/a
Vietnam	Ho Chi Minh	1,000	n/a

Total leased properties		518,070	601

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

The Company sold property located in Fredericksburg, Virginia on April 22, 2010 for a sales price of $3,395,000. The gain of $3,017,000 from the sale of the property was included in other income in fiscal year 2011.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company’s business.  In the opinion of management, no pending claims or suits would materially affect the financial position or the results of the operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES..

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is traded on the Nasdaq Global Market under the symbol "NTSC".  The range of high and low sales prices as reported by the Nasdaq Global Market for each of the quarters of the fiscal years ended January 31, 2012 and 2011 is presented below:

	2012		2011
	High	Low	High	Low
First Quarter	$8.00	$6.95	$5.97	$4.90
Second Quarter	$7.50	$5.06	$9.01	$5.00
Third Quarter	$6.19	$4.22	$8.90	$6.39
Fourth Quarter	$6.25	$4.02	$8.35	$6.88

Holders

As of the close of business on April 10, 2012, there were 688 holders of record of the Company’s common stock.  The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

The Company did not pay any dividends in fiscal year 2012.  In the prior year, the Company paid a special $0.07 cash dividend per common share on July 19, 2010 to shareholders of record on July 6, 2010. The Company does not have a policy regarding a regular dividend payment and any future dividends declared will be at the discretion of the NTS board.

The Company’s credit facilities contain restrictions on the Company’s ability to make dividend distributions.  Those restrictions include a requirement that any dividend or distribution would not trigger a default under any of the financial covenants and amount to no more than 75% of the Company’s consolidated net income for the year in which the dividend distribution is being made.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

On July 10, 2009, the NTS board approved a share repurchase plan whereby the Company may repurchase up to 200,000 shares of its common stock. There were no share repurchases in fiscal year 2012.

Equity Compensation Plan Information.

The following table describes our equity compensation plans as of January 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities referenced in column (a) and c)) (c)
Equity compensation plans approved by our stockholders	484,050	$4.39	3,491
Equity compensation plans not approved by our stockholders	-	$-	-

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data are derived from and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below.

	Year Ended January 31,
	2012	2011	2010	2009	2008
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$155,407	$142,381	$120,755	$117,202	$97,947
Gross profit	37,585	38,961	33,741	32,131	25,492
Operating income	5,076	7,795	6,603	7,750	5,413
Interest expense, net	2,465	1,219	1,305	2,053	1,950
Income before income taxes and noncontrolling interests	3,849	10,537	5,703	5,402	4,405
Income taxes	2,111	4,676	2,292	2,342	1,709
Income from continuing operations before noncontrolling interests	1,738	5,861	3,411	3,060	2,696
Less: Net income attributable to noncontrolling interests	(866)	(433)	(106)	(82)	(84)
Net income from continuing operations attributable to NTS	872	5,428	3,305	2,978	2,612
Net (loss) income from discontinued operations attributable to NTS	(381)	(78)	(25)	168	335
Net income attributable to NTS	$491	$5,350	$3,280	$3,146	$2,947

Basic earnings per common share
Net income from continuing operations attributable to NTS	$0.08	$0.55	$0.35	$0.33	$0.30
Net (loss) income from discontinued operations attributable to NTS	(0.04)	(0.01)	-	0.02	0.04
Net income attributable to NTS	$0.05	$0.54	$0.35	$0.34	$0.34

Diluted earnings per common share
Net income from continuing operations attributable to NTS	$0.08	$0.52	$0.34	$0.31	$0.28
Net (loss) income from discontinued operations attributable to NTS	(0.03)	(0.01)	-	0.02	0.04
Net income attributable to NTS	$0.04	$0.51	$0.34	$0.33	$0.31

Weighted average common shares outstanding	10,865	9,861	9,334	9,141	8,795
Dilutive effect of stock options	374	535	415	456	662
Weighted average common shares outstanding, assuming dilution	11,239	10,396	9,749	9,597	9,457
Cash dividends paid per common share	$-	$0.07	$0.06	$0.02	$-

BALANCE SHEET DATA:
Working capital	$30,898	$31,141	$22,005	$23,379	$19,145
Total assets	152,703	129,326	110,001	106,522	90,892
Long-term debt, excluding current installments	45,710	39,766	31,560	33,913	32,274
Shareholders' equity	63,318	54,727	46,849	43,251	37,355

Certain amounts in the prior year financial statements have been reclassified to account for discontinued operations. See Note: 2.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters addressed in this Item 7 contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These matters contain certain statements that relate to future plans, events or performance. These forward-looking statements involve risks and uncertainties, including risks associated with uncertainties pertaining to customer orders, demand for services and products, development of markets for the Company's services and products and other risks identified in Item 1A included in this report.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company is a diversified business to business services organization that supplies technical services to the defense, aerospace, telecommunications, automotive, energy and high technology markets. Through its wide range of testing facilities and certification services, the Company’s services allow its customers the ability to sell their products globally and enhance their overall competitiveness. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.  The Company operates facilities throughout the United States and in Japan, Vietnam and Germany, providing highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation. In addition, it performs supply chain management and management registration and certification services to ISO related standards.

Aerospace Market

The aerospace market generates approximately 33% of the Company’s overall revenue.  NTS views the aerospace sector as having nine definable sectors: large commercial transports, regional transports, business aircraft, general aviation, space (launch vehicles and payloads), rotorcraft, military fighters, military transports and unmanned aerial vehicles and systems (UAVs and UASs).  Each has its own dynamics depending on social and economic circumstances and NTS tailors its service offerings accordingly, though certain trends cross over market sectors.  For example, original equipment manufacturers continue to move toward large scale integration, consolidation around core competencies, outsourcing, and globalization.  NTS believes that these trends have provided and will continue to present significant opportunities for NTS to fill capability gaps that have emerged in the product development cycles of its customers.  The Company seeks to position its life cycle product services-engineering, testing, and supply chain services to profit in both down and up markets.  In down markets, NTS fills the capability gaps that its customers cannot afford to maintain on a full-time basis.  When markets turn up, NTS fills capacity gaps during surge periods.

The large commercial transport sector accounts for the bulk of NTS’ aerospace revenue. The delay in delivery of the first production versions of the Boeing 787 Dreamliner and lack of market enthusiasm for the Airbus A380 continue to suppress the rebound of the sector.  This has been offset somewhat in the last year by increased production rates of the Boeing 737 and Airbus A320.  Market conditions are expected to improve with the Dreamliner now nearing completion of flight test and its competitor, the Airbus A350 XWB, now in early stages of production.  Aging, fuel-inefficient fleets will need to be replaced.   Industry forecasts anticipate as many as 29,000 new commercial aircraft valued at over $3.2 trillion to be manufactured through 2020.

With the exception of the UAV/UAS sector, all other aerospace sectors are flat to declining.  The regional transport sector is forecast to shrink through 2020 relative to the previous ten years by 8-10% to around 3,000 aircraft. Declining defense budgets and the uncertain future of the Joint Strike Fighter will shrink the military aerospace sectors. The space sector is transitioning from 30 years of dominance by the NASA shuttle program. However, currently NTS is experiencing an increase in proposals for the heavy lift vehicle.

Despite the relatively austere market conditions, NTS is positioning itself to make gains as market participants consolidate and non-core skills are outsourced.  Successful contributions to Boeing’s family of commercial airplanes are leading to follow-on revenue opportunities and we are also experiencing an increase in orders related to the A350 aircraft. In addition, the Company is focusing on the growing UAV/UAS market and has built relationships with several of the major companies building UAVs providing testing for the vehicle and design, assembly and testing for payloads. Also, NTS expects to participate in the $3.5 billion KC 46-A tanker contract awarded to Boeing by the U.S. Air Force.

Defense Market

The defense market generates approximately 32% of the Company’s overall revenue. The defense market remains subject to the funding uncertainties of the current administration but the propensity for in-sourcing in many areas continues to decrease.  The current U.S. defense budget is at a historic low as a percentage of GDP since World War II. Severe political pressure is increasing cost consciousness in the Department of Defense (DoD) with heavy scrutiny on maintaining test and production schedules related to existing products. However, funding for newly proposed DoD programs are at risk.  While we believe this will lead to increased testing for the production sector of the business, testing in the R&D sector is expected to decrease.  As directed by the President, the Pentagon will undertake a review of current capabilities and strategies that will shape the U.S. defense budget of the future.  This review will focus on real world conditions that are not improving in the foreseeable future. NTS is strategically positioned to take full advantage of this environment. The Company’s unique life cycle product services value proposition acts counter to defense market economic cycles, providing opportunities to fill gaps in declining market conditions. Although the U.S. defense budget is expected to decline in the near future, NTS will seek to increase revenues by growing market share on the basis of our competitive cost structure, breadth of capability, and continued investment in research to understand our clients changing needs and then aggressively developing capability to support these needs.

Telecommunications Market

The telecommunications market is showing signs of improvement and growth. The wireless market, a subset of the telecommunications market, is continuing to show a strong rebound. Carriers are delivering voice, video and data using fiber networks and other high-speed delivery methods. New means of delivery has increased the demand for certification of suppliers’ premises equipment, and certification of new central/telecom office backhaul networking equipment. The growing demand for cloud-based services is providing new opportunities for carriers and service providers to help businesses extend their budgets. The Company, with its network of NEBS ITL certified laboratories, is well equipped to grow in this market.

Consumer Products Market

The consumer product market is seeing a revolution within the traditional computing market segment with the advances of personal tablet technologies and other PC peripheral devices such as high quality residential printers, cameras and storage devices.  The convergence of multiple technological features within traditional consumer products is showing strong signs of increased growth.  Furthermore the market is experiencing resurgence in the residential networking sector with the integration of wireless communications within traditional products.  As traditional ‘Tier 1’ markets become overcrowded from a competitive perspective, the increase in demand for global market access is on a significant rise. The Company is well equipped to support such demand.

Commercial, Industrial and Medical Markets

The commercial, industrial and medical markets are seeing significant growth due to the integration of wireless communication networking integrated into traditional product lines.  Each market is seeing growth with automated systems, including automated surgical equipment.  The medical and laboratory markets are seeing significant growth with recent advances in analysis and sample processing equipment.  With the vast number of commercial EMC/EMI, product safety, environmental and reliability and wireless testing and certification services, NTS is well equipped to support domestic and international certification requirements.

Energy Market

The Company currently offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering and scientific problems in the areas of nuclear energy and smart grid. NTS expects to grow  into other energy services as well, such as transmission and distribution, battery and energy storage, renewable generation, oil and gas, and other clean technologies. NTS also provides dedication and certification work for the domestic and international communities and believes this market has a very positive outlook as consumers, commercial businesses, industries and governments search for alternative energy solutions. NTS offers a full range of products, engineering and testing solutions in the energy market. These services include seismic, environmental, EMI/RFI, radiation, equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and nuclear steam accident simulations such as loss of cooling accident (LOCA) and high expansion line breaks (HELB).  Seismic and vibration simulation tests are conducted on our single axis, dependent biaxial system, or independent tri-axial and electro-mechanical shaker tables and are used for a variety of customer products and applications. NTS provides technical functional knowledge of engineering fundamentals: mechanical, structural, electrical, reliability, and high technology communication and security software system test and monitoring solutions, with supply chain management focusing on assuring product integrity through quality process and product auditing, supplier improvement plans, and management of quality systems. NTS is currently evaluating new opportunities for performance testing of wind turbines and reliability and life duration testing support on products for petroleum, liquid and gas applications.

Automotive Market

In the automotive industry, alternative fuel vehicle testing is presenting signs of growth especially in the pure electric and electric hybrid propulsion devices; the industry in general is in a rebound mode and gaining traction due to high fuel costs. NTS has experienced an increase in revenues in the automotive market over the past year as a result of increased traditional fuel efficient and hybrid vehicle sales.  NTS offers the commercial and military vehicle industries design engineering services, product testing, and verification and qualification services providing a one stop-shop for our customers. NTS testing services included dynamometer operations on power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems, pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components. NTS performs testing to support requirements in emerging markets of pure electric vehicles and electrical hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules.   NTS also performs highly accelerated life tests (HALT) highly accelerated stress screen (HASS) and lithium battery testing to comply with UN T1-T8 test requirements (as specified on the transportation of dangerous goods manual). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted in the U.S. and internationally.

Recent Developments

Revenues for fiscal 2012 were $155.4 million, compared to $142.4 million in the prior year.  The increase in revenues resulted from increases in the telecommunications and energy markets, as well as revenues from newly acquired businesses. Gross margins for fiscal 2012 were 24.2% compared to 27.4% in fiscal 2011.  Net income from continuing operations attributable to NTS for fiscal 2012 was $491,000 compared to $5.4 million for the prior year.

Net income for the year ended January 31, 2012, was impacted by a non-cash impairment loss in the amount of $2,208,000 which consisted of $1,791,000 in goodwill impairment, $300,000 write-down of trade name intangibles and $117,000 write-off of a covenant not to compete.  The goodwill impairment loss was related to the Mechtronic Solutions Inc. (MSI) acquisition in December 2010 and was due to lower than expected results. Net income for fiscal 2011 included a $1.7 million gain from the sale of real property.

Significant factors affecting operations in fiscal 2012 were:

•
A decline in defense industry spending primarily from uncertainty regarding the U.S. budget and delays in the U.S. government’s continuing resolution process resulted in underutilization of assets and impacted gross profit margins at NTS facilities that are designed to service the defense industry.  NTS has consolidated and reduced the cost structures at these facilities, and expects more normalized margins in fiscal 2013.

•
At the time it was acquired by NTS in December, 2010, MSI was in the midst of performing a significant fixed-bid contract.  MSI incurred significant cost overruns on this contract, causing MSI to incur operating expenses during the year without being able to recognize attendant revenue, negatively impacting gross margins at this facility. The contract has since been completed and will not negatively impact MSI's gross margins going forward. However, due to lower than expected results, an impairment loss of $1,791,000 was recorded in the fourth quarter.

•
Ingenium experienced order delays during the third quarter and, as a result, revenues at the Rockford Illinois facility were insufficient to support the cost structure, resulting in an operating loss at that facility for the year.  Based upon increased orders and current operating levels, Ingenium is expected to be profitable in fiscal 2013.

•
Selling, general and administrative costs for the year reflect approximately $1.7 million in one-time legal and related costs associated with the recent shareholder proxy contest, dissident shareholder issues, litigation and acquisitions.  The Company does not expect significant costs relating to unusual matters in fiscal year 2013.

During fiscal 2012, the Company continued to execute on its long term strategy of growing through strategic acquisitions.  On June 27, 2011, the Company entered into a securities purchase agreement with Mill Road Capital, L.P. (“Mill Road”), raising $14,000,000 in capital in exchange for: (i) 933,333 shares of NTS common stock valued at $5,503,000; (ii) a 5-year 15% subordinated note in the original principal amount of $7,000,000 recorded as long term debt, net of $1,040,000 debt discount and embedded derivative, and (iii) a warrant to purchase up to 300,000 shares of the Company’s common stock valued at $1,855,000 and recorded to common stock. Capitalized debt issuance costs of $682,000 were recorded to prepaid expenses. The net cash received was $12,637,000. Under the terms of the securities purchase agreement, for so long as Mill Road beneficially owns 5% or more of the outstanding shares of the Company’s common stock, the Company agreed to appoint a person designated by Mill Road to its board of directors.  The agreement also imposes certain financial covenants on the Company which are determined as of the end of each fiscal quarter. The Company was in compliance with these covenants as of January 31, 2012. Proceeds from the Mill Road transaction were used for the acquisition of Ingenium Testing.

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing, LLC, a provider of product compliance and engineering services based in Rockford, Illinois in exchange for $12,525,000 in cash.  The Company agreed to pay an additional maximum amount of $7,075,000 in earn-out consideration if certain performance targets are met related to EBITDA over the next three years.  The assets acquired under the asset purchase agreement include 12 fully-automated test chambers including a U.S. Federal Communications Commission-listed chamber; a reverberation chamber; multiple U.S. Department of Defense military-standard chambers; a lightning strike test area; and multiple, advanced resources for electromagnetic interference (EMI) and electromagnetic compatibility (EMC) testing situated in a modern EMC/EMI testing facility.   The assets also include the assignment of specified customer contracts.  Ingenium’s customer base, capabilities and service offerings are concentrated in the aerospace, heavy industry and automotive markets, all of which are among NTS’ core competencies.  In connection with the acquisition, the Company entered into a new lease, with an initial five-year term, for Ingenium’s state-of-the-art, 84,000 square foot facility located in Rockford, Illinois.  The acquisition gives the Company an important presence in the mid-west region.

On September 1, 2011, the Company acquired Lightning Technologies, Inc. (“LTI”), a provider of testing and engineering services located in Pittsfield, Massachusetts for $6,000,000 in cash plus an earn-out of up to an additional $1,000,000.   LTI is internationally recognized as a leading engineering services and testing laboratory, specializing in the field of lightning protection. LTI’s customer base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets.  The acquisition expands the Company’s non-defense industry businesses and particularly strengthens its aerospace business.

On October 31, 2011 the Company closed its facility in Calgary, Canada due to non-renewal of the facility’s lease. Net loss from discontinued operations for the year ended January 31, 2012 was $381,000 and included $566,000 in shut-down expenses.

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

To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. There was no valuation allowance as of January 31, 2012. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets of an acquired business.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

Goodwill and intangible assets not subject to amortization are tested annually for impairment.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach.  The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any.  The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit.  The Company has identified eleven reporting units, which constitute components of its business that include goodwill.  The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts and discount rates.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” in the Notes to the consolidated financial statements, which is incorporated herein by reference.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this report.

Revenues

REVENUES
Twelve months ended January 31,	2012	% Change	2011	Diff
(Dollars in thousands)
Total revenues	$155,407	9.1%	$142,381	$13,026

For the year ended January 31, 2012, revenues increased by $13,026,000 or 9.1% as compared to the prior year. $8,520,000, or 6.0% of this increase, came from the acquisitions of MSI on December 16, 2010, Ingenium on July 20, 2011 and LTI on September 1, 2011. Organic growth of $4,506,000 or 3.1% was primarily due to growth in the telecommunications, automotive and energy markets, partially offset by a decrease in the aerospace and defense markets.

Gross profit

GROSS PROFIT
Twelve months ended January 31,	2012	% Change	2011	Diff
(Dollars in thousands)

Total	$37,585	(3.5)%	$38,961	$(1,376)
% to total revenues	24.2%		27.4%	-3.2%

For the year ended January 31, 2012, gross profit decreased by $1,376,000 or 3.2%.  This decrease was primarily a result of underutilization at some of the Company’s facilities and lower absorption of fixed costs due in part to the Federal budget uncertainties in defense programs as well as reduced business from space programs and delays in product deliveries by aerospace customers.  In addition, MSI incurred significant cost overruns on a fixed contract during fiscal 2012, causing MSI to incur operating expenses during the year without being able to recognize attendant revenue, negatively impacting gross margins at this facility.  Please see discussion above under recent developments for additional detail.

Selling General and Administrative Expenses

SELLING, GENERAL & ADMINISTRATIVE
Twelve months ended January 31,	2012	% Change	2011	Diff
(Dollars in thousands)

Total	$30,272	(2.0)%	$30,897	$(625)
% to total revenues	19.5%		21.7%	(2.2)%

For the year ended January 31, 2012, selling, general and administrative expenses decreased by $625,000 or 2.2%.  This decrease was primarily due to a reduction in incentive compensation expense related to the lower profitability and a decrease in compensation and travel related expenses. These decreases were partially offset by increases in legal and advisory expenses related to certain shareholder matters and litigation related to an employment matter and fee dispute and an increase in amortization expense related to recent acquisitions.

Impairment Loss

For the year ended January 31, 2012, the Company recorded an impairment loss in the amount of $2,208,000 which consisted of $1,791,000 in goodwill impairment, $300,000 write-down of trade name intangibles and $117,000 write-off of a covenant not to compete.  The goodwill impairment loss was related to the MSI acquisition in December 2010 and was due to lower than expected results.

Equity Loss from Non-Consolidated Subsidiary

For the year ended January 31, 2012, equity loss was $29,000 compared to $269,000 in the prior year. The loss from the Company’s non-consolidated 50% owned subsidiary in Japan in the prior year was primarily due to a write-down of deferred taxes.

Operating Income

OPERATING INCOME
Twelve months ended January 31,	2012	% Change	2011	Diff
(Dollars in thousands)

Total	$5,076	(34.9)%	$7,795	$(2,719)
% to total revenues	3.3%		5.5%	-2.2%

For the year ended January 31, 2012, operating income decreased by $2,719,000 or 2.2%.  The decrease was primarily a result of impairment loss of $2,208,000 and the decrease in gross profit, partially offset by the decrease in selling, general and administrative expenses. Operating income as a percentage of revenues decreased to 3.3% in the current year when compared to 5.5% in the prior year.

Interest Expense

Interest expense increased by $1,246,000 to $2,465,000 in fiscal 2012 when compared to fiscal 2011. This was primarily due to increased interest expense relating to the Mill Road Capital financing, as well as $485,000 in amortization of fees related to the Mill Road Capital financing and the Comerica senior credit facility.

Other Income

For the year ended January 31, 2012, other income was $1,238,000, compared to $3,961,000 in the prior year.  Other income in the current year was primarily due to the net gain recognized from insurance recovery related to the fire at the Company’s Fullerton facility in November of 2009. Other income in the prior year was primarily comprised of the gain on the sale of the Company’s Virginia property of $3,017,000 and the net gain recognized from insurance recovery related to fires at the Company’s Fullerton and Plano facilities, partially offset by other non-recurring expenses.

Income Taxes

The provisional income tax rate for fiscal year 2012 is 54.9%, compared to 44.4% in the prior year. The higher income tax rate in fiscal 2012 was primarily due to non-tax deductible goodwill impairment cost of $1,791,000. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

Management has determined that it is more likely than not that the Company's deferred tax asset, will be realized on the basis of offsetting it against deferred tax liabilities and future income.  The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Net Income

For the year ended January 31, 2012, net income from continuing operations was $1,738,000 compared to $5,861,000 for the prior year. This decrease was primarily due to lower operating income, impairment loss, higher interest expense and lower other income in the current year.  As discussed above, the current year was impacted by delays in defense spending, a loss at Ingenium Testing, costs related to proxy contest, litigation and acquisitions, and unexpected contract completion costs at MSI.  Net income in the prior year included $1,700,000 gain from the sale of land.

On October 31, 2011, the Company closed its Calgary facility.  Net loss from the discontinued Calgary operation for the year ended January 31, 2012 was $381,000 and included $566,000 in shut-down expenses.

For the year ended January 31, 2012, net income attributable to noncontrolling interests was $866,000 compared to $433,000 in the prior year, an increase of $433,000 or 100.0%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year.

Net income attributable to NTS for the year ended January 31, 2012 was $491,000 compared to $5,350,000 in the prior year. This decrease was primarily due to lower net income and the increase in net income attributable to noncontrolling interests.

Liquidity and Capital Resources

Liquidity

Summary of cash flows:

	FY 2012	FY 2011	Change
	(Dollars in thousands)
Net cash provided by operating activities	$11,314	$11,725	$(411)
Net cash used in investing activities	(29,353)	(17,998)	(11,355)
Net cash provided by financing activities	13,491	8,115	5,376
Effect of exchange rate changes on cash	(41)	(20)	(21)
Net (decrease) increase in cash	$(4,589)	$1,822	$(6,411)

At January 31, 2012 cash and cash equivalents were $4,335,000 compared to $8,924,000 at January 31, 2011. In addition, at January 31, 2012, investments and accounts receivable were $3,318,000 and $34,775,000, respectively, compared to $2,796,000 and $28,452,000 at January 31, 2011. At January 31, 2012 the Company had working capital of $30,898,000, compared to working capital of $31,141,000 at January 31, 2011.

Net cash provided by operating activities was $11,314,000 in the twelve months ended January 31, 2012 and consisted of net income of $1,357,000 adjusted for depreciation and amortization of $8,715,000, impairment loss of $2,208,000, deferred income taxes of $1,315,000, share-based compensation of $554,000, amortization of debt issuance cost and debt discount of $485,000, loss on investments of $91,000, allowance for doubtful accounts of $123,000 and loss on retirement of assets of $75,000, partially offset by changes in working capital of $3,209,000 and other long term liabilities of $400,000.

Net cash used in investing activities in the twelve months ended January 31, 2012 was $29,353,000 and was primarily attributable to cash used for acquisitions of businesses, including $12,002,000 for the Ingenium acquisition and $5,348,000 for the LTI acquisition.  Additional cash used for investing activities included capital spending of $11,341,000, investment in retirement funds of $656,000 and investment in life insurance of $6,000.

Net cash provided by financing activities in the twelve months ended January 31, 2012 was $13,491,000 and consisted of net proceeds from Mill Road financing of $12,637,000, proceeds from borrowing of $10,615,000, proceeds from stock options exercised of $196,000 and tax benefit from restricted stock issuance and stock options exercised of $77,000, partially offset by repayment of debt of $9,834,000.

Capital Resources

At January 31, 2012, the Company had cash and cash equivalents of $4,335,000 and working capital of $30,898,000.  In addition to its cash and cash generated from operations, the Company has two existing credit facilities under which the Company can draw based on established guidelines.

On November 10, 2010, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable.  At January 31, 2012, 85% of eligible accounts receivable was $21,245,000 and the amount of available credit under the revolving credit line on that date was $16,245,000.

Under the acquisition line, the Company can borrow for the purposes of financing eligible machinery or equipment.  Advances under the acquisition line can be made at up to 100% of the invoice cost of new eligible equipment and 80% of the invoice cost of used eligible equipment.  At January 31, 2012, the Company had borrowed $16,251,000 under the acquisition line and had available credit on that date of $3,406,000 that could be used to finance eligible acquisitions.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would have increased interest expense by $384,000 for the fiscal year ended January 31, 2012.

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

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets - January 31, 2012 and 2011

Consolidated Statements of Operations - Years ended January 31, 2012 and 2011

Consolidated Statements of Shareholders' Equity - Years ended January 31, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended January 31, 2012 and 2011

Notes to Consolidated Financial Statements

Schedule
Schedule Supporting Financial Statements:

Valuation and Qualifying Accounts and Reserves	II
___________________________

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Technical Systems, Inc.

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  We did not audit the financial statements of NQA, Inc., a 50% consolidated subsidiary, which statements reflect total assets of $8,400,000 and $8,917,000 as of January 31, 2012 and 2011, respectively, and total revenues of $26,930,000 and $22,791,000, for the years then ended.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NQA, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
April 30, 2012

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	January 31,	January 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,335,000	$8,924,000
Investments	3,318,000	2,796,000
Accounts receivable, less allowance for doubtful accounts of $671,000 at January 31, 2012 and $549,000 at January 31, 2011	34,775,000	28,452,000
Income taxes receivable, net	2,691,000	1,427,000
Inventories, net	4,247,000	4,270,000
Deferred income taxes	3,900,000	3,681,000
Prepaid expenses	2,964,000	1,639,000
Total current assets	56,230,000	51,189,000

Property, plant and equipment, at cost
Land	1,449,000	1,449,000
Buildings	7,748,000	7,726,000
Machinery and equipment	111,454,000	91,753,000
Leasehold improvements	16,480,000	16,056,000
Property, plant and equipment, at cost	137,131,000	116,984,000
Less: accumulated depreciation	(78,979,000)	(72,699,000)
Net property, plant and equipment	58,152,000	44,285,000

Goodwill	19,444,000	20,004,000
Intangible assets, net	16,986,000	11,110,000
Other assets	1,891,000	2,738,000

TOTAL ASSETS	$152,703,000	$129,326,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,708,000	$7,023,000
Accrued expenses	8,129,000	7,730,000
Deferred income	2,017,000	1,790,000
Current installments of long-term debt	4,478,000	3,505,000
Total current liabilities	25,332,000	20,048,000

Long-term debt, excluding current installments	45,710,000	39,766,000
Deferred income taxes	13,490,000	11,956,000
Deferred compensation	1,672,000	1,373,000
Other long-term liabilites	1,800,000	500,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,306,000 as of January 31, 2012 and 10,243,000 as of January 31, 2011	28,654,000	20,754,000
Retained earnings	34,852,000	34,361,000
Accumulated other comprehensive loss	(188,000)	(147,000)
Total shareholders' equity	63,318,000	54,968,000
Noncontrolling interests	1,381,000	715,000
Total equity	64,699,000	55,683,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$152,703,000	$129,326,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
for the Twelve  Months Ended January 31, 2012 and 2011

	2012	2011

Net revenues	$155,407,000	$142,381,000
Cost of sales	117,822,000	103,420,000
Gross profit	37,585,000	38,961,000

Selling, general and administrative expense	30,272,000	30,897,000
Impairment loss	2,208,000	-
Equity loss from non-consolidated subsidiary	29,000	269,000
Operating income	5,076,000	7,795,000
Other income (expense):
Interest expense, net	(2,465,000)	(1,219,000)
Other income, net	1,238,000	3,961,000
Total other income (expense), net	(1,227,000)	2,742,000

Income before income taxes and noncontrolling interests	3,849,000	10,537,000
Income taxes	2,111,000	4,676,000

Net income from continuing operations	1,738,000	5,861,000
Loss from discontinued operations, net of tax	(381,000)	(78,000)
Net income	1,357,000	5,783,000

Net income attributable to noncontrolling interests	(866,000)	(433,000)

Net income attributable to NTS	$491,000	$5,350,000

Net income from continuing operations attributable to NTS	$872,000	$5,428,000
Net loss from discontinued operations attributable to NTS	$(381,000)	$(78,000)

Basic earnings attributable to NTS per common share:
Income from continuing operations	$0.08	$0.55
Loss from discontinued operations	(0.04)	(0.01)
Net income attributable to NTS *	$0.05	$0.54

Diluted earnings attributable to NTS per common share:
Income from continuing operations	$0.08	$0.52
Loss from discontinued operations	(0.03)	(0.01)
Net income attributable to NTS *	$0.04	$0.51

Weighted average common shares outstanding - basic	10,865,000	9,861,000
Dilutive effect of stock options, nonvested shares and warrants	374,000	535,000
Weighted average common shares outstanding - diluted	11,239,000	10,396,000

Cash dividends per common share - NTS	$-	$0.07

* Per share data may not always add to the total for the year because each figure is independenty calculated.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

	Number of Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total NTS Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 31, 2010	9,449,000	$17,297,000	$29,679,000	$(127,000)	$46,849,000	$523,000	$47,372,000
Net income	-	-	5,350,000	-	5,350,000	433,000	5,783,000
Foreign currency translation	-	-	-	(20,000)	(20,000)	-	(20,000)
Comprehensive income	-	-	-	-	5,330,000	-	5,763,000
Stock retired for option exercise	(65,000)	(468,000)	-	-	(468,000)	-	(468,000)
Stock options exercised	471,000	1,347,000	-	-	1,347,000	-	1,347,000
Stock issued for acquisition of Elliott Laboratories, Inc.	230,000	1,263,000	-	-	1,263,000	-	1,263,000
Stock issued for acquisition of Mechtronic Solutions, Inc.	66,000	500,000	-	-	500,000	-	500,000
Vesting of restricted stock	62,000	-	-	-	-	-	-
Issuance of restricted stock	-	306,000	-	-	306,000	-	306,000
Issuance of common stock	30,000	165,000	-	-	165,000	-	165,000
Tax benefit from stock options exercise	-	344,000	-	-	344,000	-	344,000
Dividends	-	-	(809,000)	-	(809,000)	(100,000)	(909,000)
Reclassification of prior dividend			141,000		141,000	(141,000)	-

Balance at January 31, 2011	10,243,000	$20,754,000	$34,361,000	$(147,000)	$54,968,000	$715,000	$55,683,000
Net income	-	-	491,000	-	491,000	866,000	1,357,000
Foreign currency translation	-	-	-	(41,000)	(41,000)	-	(41,000)
Comprehensive income	-	-	-	-	450,000	-	1,316,000
Stock retired for option exercise	(4,000)	(26,000)	-	-	(26,000)	-	(26,000)
Stock options exercised	86,000	222,000	-	-	222,000	-	222,000
Stock issued to Mill Road	933,000	5,503,000	-	-	5,503,000	-	5,503,000
Vesting of restricted stock	48,000	-	-	-	-	-	-
Issuance of restricted stock	-	269,000	-	-	269,000	-	269,000
Tax benefit from stock options exercise	-	77,000	-	-	77,000	-	77,000
Dividend paid to noncontrolling interests	-	-	-	-	-	(200,000)	(200,000)
Warrants issued to Mill Road	-	1,855,000	-	-	1,855,000	-	1,855,000

Balance at January 31, 2012	11,306,000	$28,654,000	$34,852,000	$(188,000)	$63,318,000	$1,381,000	$64,699,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Twelve Months Ended January 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,357,000	$5,783,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,715,000	7,384,000
Amortization of debt issuance cost and debt discount	485,000	-
Impairment loss	2,208,000	-
Allowance for doubtful accounts	123,000	(451,000)
Gain on sale of assets	-	(3,017,000)
Loss on retirement of assets	75,000	16,000
Loss (gain) on investments	91,000	(214,000)
Deferred income taxes	1,315,000	2,318,000
Share based compensation	554,000	471,000
Other long term liabilities	(400,000)	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(5,126,000)	824,000
Inventories	33,000	(1,317,000)
Prepaid expenses	(953,000)	(637,000)
Other assets	896,000	519,000
Income taxes receivable, net	(1,264,000)	(1,312,000)
Accounts payable	2,855,000	1,166,000
Accrued expenses	(176,000)	(365,000)
Deferred income	227,000	353,000
Deferred compensation	299,000	204,000
Net cash provided by operating activities	11,314,000	11,725,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,341,000)	(11,693,000)
Investment in life insurance	(6,000)	(25,000)
Proceeds from sale of life insurance	-	1,826,000
Acquisition of Mechtronic Solutions, Inc.	-	(6,500,000)
Acquisition of Ingenium Testing	(12,002,000)	-
Acquisition of Lightning Technologies Inc.	(5,348,000)	-
Acquisition earn-out payments	-	(3,149,000)
Proceeds from sale of assets	-	2,293,000
Investment in retirement funds	(656,000)	(750,000)
Net cash used in investing activities	(29,353,000)	(17,998,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	10,615,000	44,121,000
Repayments of current and long-term debt	(9,834,000)	(36,320,000)
Net cash dividends paid by NQA, Inc.	(200,000)	(200,000)
Cash dividends paid	-	(709,000)
Proceeds from Mill Road financing, net	12,637,000	-
Proceeds from stock options exercised	196,000	879,000
Tax benefit from restricted stock issuance and stock options exercised	77,000	344,000
Net cash provided by financing activities	13,491,000	8,115,000
Effect of exchange rate changes on cash	(41,000)	(20,000)

Net (decrease) increase in cash and cash equivalents	(4,589,000)	1,822,000
Beginning cash and cash equivalents balance	8,924,000 (b)	7,102,000 (a)

ENDING CASH AND CASH EQUIVALENTS BALANCE	$4,335,000 (c)	$8,924,000 (b)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$2,029,000	$1,377,000
Income taxes	$2,087,000	$3,353,000

(a)	Cash and cash equivalents at January 31, 2010 includes cash from discontinued operations of $404,000.
(b)	Cash and cash equivalents at January 31, 2011 includes cash from discontinued operations of $376,000.
(c)	Cash and cash equivalents at January 31, 2012 includes cash from discontinued operations of $15,000.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 31, 2012

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

XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have operating control.  XXCAL Japan’s financial statements are prepared in accordance with generally accepted accounting principles in Japan.  There are no material adjustments that need to be made to XXCAL Japan’s financial statements for them to be in conformity with U.S. generally accepted accounting principles.  The equity investment recorded in the accompanying balance sheets in other assets is $627,000 and $655,000 at January 31, 2012 and 2011, respectively.  The Company’s equity loss recorded in the accompanying income statements totaled $29,000 and $269,000 for the years ended January 31, 2012 and 2011, respectively.

In accordance with authoritative guidance released by the Financial Accounting Standards Board (FASB) clarifying that a noncontrolling interest held by others in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section as a distinct item separate from the Company’s equity, minority interests have been re-captioned to noncontrolling interests and are reported separately on the balance sheet.  Net income attributable to noncontrolling interests was $866,000 and $433,000 for years ended January 31, 2012 and 2011, respectively.  Noncontrolling interests balances were $1,381,000 as of January 31, 2012 and $956,000 as of January 31, 2011.

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

The Company did not have revenues from a single customer in fiscal year 2011which represented in excess of 10% of the Company’s total revenues.  Total revenues from customers in foreign countries were $7,731,000 in fiscal 2012 and $5,228,000 in fiscal 2011, adjusted for discontinued operations.

The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Fair Value of Financial Instruments

The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at January 31, 2012 and 2011, due to their short-term maturities and the relatively stable interest rate environment.

The fair values of the Company’s investment securities and contingent consideration obligations on past acquisitions are disclosed in Note 6.

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

Depreciation expense for the years ended January 31, 2012 and January 31, 2011 were $7,108,000 and $6,420,000 respectively.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach.  The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any.  The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit.  The Company has identified eleven reporting units, which constitute components of its business that include goodwill.  Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors including future revenue forecasts and discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future.

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

Share-Based Compensation

No stock options have been granted by the Company during fiscal years 2012 or 2011. Any stock options granted to existing and newly hired employees or directors will generally vest over a four-year period from the date of grant. Any share-based compensation expense relating to stock options incurred by the Company in fiscal years 2012 or 2011 was from stock options granted in prior years.  The Company may use other types of equity incentive awards, such as restricted stock.  The Company’s equity incentive plan also allows for performance-based vesting for equity incentive awards.

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

The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for fiscal years 2012 and 2011 was immaterial.

Restricted shares have been granted to Directors as part of their compensation package. Restricted shares generally vest over a four-year period from the date of grant. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.

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

Foreign Currency

The accounts of the foreign divisions are translated into U.S. dollars. All balance sheet accounts, except for certain fixed assets accounts, have been translated using the current rate of exchange at the balance sheet date.  Certain fixed assets accounts are held at the exchange rate in place at the date of purchase.  Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are recorded in accumulated other comprehensive loss. The translation of the balance sheet accounts resulted in $41,000 and $20,000 in unrealized loss in fiscal years 2012 and 2011, respectively.

Related Party Transactions

NTS provides management and consulting services to NQA, Inc. for an agreed-upon management fee.  Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company.  Management fees earned by the Company for fiscal 2012 and 2011 were $600,000 and $602,000, respectively.

Ascertiva Group Limited, formerly NICEIC Group Limited, the noncontrolling shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates.  Ascertiva Group Limited charges NQA, Inc. an agreed-upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service (UKAS) and Raad Voor Accreditatie (RVA) levy.  Certification fees for fiscal 2012 and 2011 were $600,000 and $602,000, respectively.

NQA, Inc. leases space from NTS and was assessed $83,000 and $81,000 for rent and utilities in fiscal years 2012 and 2011, respectively.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.  The Company reclassified dividends paid to noncontrolling interest holders of $241,000 to retained earnings for the year ended January 31, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective for the Company on February 1, 2012. This guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company has not elected to early adopt this revised standard. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

(2)           Business Acquisitions and Dispositions

Acquisition of Mechtronic Solutions, Inc.

On December 16, 2010, the Company acquired Mechtronic Solutions, Inc. (MSI), an engineering services company, located in Albuquerque, New Mexico.  The addition of MSI advances the Company’s full-service integrated engineering services capabilities and provides additional established customers. The purchase price paid at closing was $6,500,000 in cash and $500,000 in Company stock.  The $500,000 in Company stock consisted of 65,703 shares of common stock calculated at the closing price as of the acquisition date.  The Company agreed to pay an additional maximum amount of $1,600,000 (earn-out) if MSI achieves a certain level of revenue and EBITDA over the next three years. The Company originally estimated the fair market value of the earn-out to be $500,000, and had recorded this estimate as part of the purchase price. Subsequently the earn-out was adjusted to $100,000, and the difference was recorded to selling, general and administrative expense in the current year. The Company incurred $130,000 in legal expense related to this acquisition. Amortization of the goodwill on this transaction is not tax deductible.  The results of operations for Mechtronic Solutions, Inc. are included in the Company’s consolidated statements of operations from December 16, 2010 to January 31, 2012.

The aggregate purchase price is comprised of the following:

Cash paid	$6,500,000
Stock issued to sellers	500,000
Estimated fair value of earn-out	500,000
$7,500,000

The purchase price allocation has been finalized. The Company has allocated the aggregate purchase price of $7,500,000 to the estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of Mechtronic Solutions, Inc. as follows:

Accounts receivable	$932,000
Other current assets	48,000
Inventories	294,000
Property, plant and equipment, net	534,000
Goodwill	3,865,000
Intangible assets	3,700,000
Deposits	11,000
Accounts Payable	(59,000)
Accrued expenses	(61,000)
Other current liabilities	(81,000)
Deferred income taxes, non-current	(1,683,000)
$7,500,000

Acquisition of Ingenium Testing

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing, a provider of product compliance and engineering services based in Rockford, Illinois. The acquisition gives NTS a presence in the Chicago region, which reaches into Wisconsin, Indiana, Michigan and the rest of Illinois.

NTS acquired the business and assets of Ingenium and two affiliated companies for $12,525,000 which consisted of $12,002,000 in cash consideration and $523,000 in assumed net liabilities. The Company agreed to pay an additional maximum amount of $7,075,000 in earn-out consideration if certain performance targets are met related to EBITDA over the next three years. The Company estimates that the fair market value of this earn-out is $400,000 and has recorded this estimate as part of the purchase price. The intangible assets acquired consist of customer relations and will be amortized over 10 years.

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

The acquisition-related costs for the twelve months ended January 31, 2012 were $350,000 and were recorded to selling, general and administrative expense. Amortization of the goodwill and other intangibles on this transaction is tax deductible. The results of operations for Ingenium are included in the Company’s consolidated statements of operations from July 21, 2011 to January 31, 2012.

The fair values of acquired assets have not been finalized pending further information that may impact the valuation of the property, plant and equipment acquired. The Company has preliminarily estimated fair value at the date of acquisition of the acquired tangible and intangible assets of Ingenium Testing as follows:

Cash paid	$12,002,000
Estimated fair value of earn-out	400,000
Aggregate purchase price	12,402,000

Property, plant and equipment	8,007,000
Intangible assets	4,200,000
Net liabilities assumed	(523,000)
Estimated fair value of assets and liabilities acquired	11,684,000
Goodwill	$718,000

Acquisition of Lightning Technologies, Inc

On September 1, 2011, the Company acquired Lightning Technologies, Inc. (“LTI”), a provider of testing and engineering services located in Pittsfield, Massachusetts.   LTI is an engineering services and testing laboratory, specializing in the field of lightning protection. LTI’s customer base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets.  The acquisition expanded the Company’s non-defense industry businesses and particularly strengthens its aerospace business.

Cash paid at closing was $5,200,000 and included $100,000 in working capital adjustment. An additional working capital adjustment of $148,000 was subsequently paid.  $900,000 of the purchase price was held back to secure LTI's indemnification obligations under the purchase agreement and is payable 18 months after closing. The Company agreed to pay an additional maximum amount of $1,000,000 (earn-out) if LTI achieves a certain level of EBITDA over the next four years. The Company estimates the fair value of the earn-out to be $500,000.

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

The costs related to this acquisition were $40,000 for the twelve months ended January 31, 2012 and were recorded to selling, general and administrative expense. Amortization of the goodwill on this transaction is tax deductible.  The results of operations for LTI are included in the Company’s consolidated statements of operations from September 1, 2011 to January 31, 2012.

The fair values of acquired assets have not been finalized pending further information that may impact the valuation of the property, plant and equipment acquired.  The Company has preliminarily estimated fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of LTI as follows:

Cash paid	$5,200,000
Working capital adjustment paid	148,000
Estimated fair value of earn-out	500,000
Purchase price held back	900,000
Aggregate purchase price	6,748,000

Accounts receivable and other assets	1,062,000
Property, plant and equipment	1,702,000
Intangible assets	3,700,000
Net liabilities assumed	(228,000)
Estimated fair value of assets and liabilities acquired	6,236,000
Goodwill	$512,000

Discontinued Operations

On October 31, 2011 the Company closed its facility in Calgary, Canada due to non-renewal of the facility’s lease.  The decision to shut down operations was based on the cost to relocate to a new facility in the area and the low operating profit of the existing business.  Fixed assets with a net book value of $44,000 were disposed of. The remaining fixed assets with a net book value of $403,000 were relocated to other NTS facilities. These assets will be utilized and will not be sold.  The facility was closed down as of October 31, 2011. Shut-down expenses of $566,000 were incurred and recorded.

The major classes of assets and liabilities of discontinued operations included in the Company’s consolidated balance sheets as of January 31, 2012 and January 31, 2011 are as follows:

	January 31, 2012	January 31, 2011
Cash and cash equivalents	$15,000	$376,000
Accounts receivable, less allowance for doubtful accounts of $15,000 at January 31, 2012 and $10,000 at January 31, 2011	105,000	377,000
Prepaid expenses	-	6,000
Property, plant and equipment, at cost	-	1,464,000
Accumulated depreciation	-	(976,000)
Total assets of discontinued operations	$120,000	$1,247,000

Accounts payable	$-	$(34,000)
Accrued expenses	(84,000)	(141,000)
Total liabilities of discontinued operations	$(84,000)	$(175,000)

In accordance with FASB ASC 205-20, Discontinued Operations, the Company determined that the Calgary facility became a discontinued operation in 2011, as the facility is a component of the Company that has clearly distinguishable operating activities and cash flows; and the Company will not have any continuing involvement, as the facility is closed.  Accordingly, all revenues and expenses for the Calgary facility for the twelve months ending January 31, 2012 are presented as “Loss from discontinued operations, net of tax” in the accompanying statements of operation.  Prior year numbers were reclassified to conform to the current year presentation.

The results from discontinued operations for the twelve months ending January 31, 2012 and 2011 are as follows:

	January 31, 2012	January 31, 2011
Net revenues	$1,278,000	$1,688,000
Cost of sales	1,305,000	1,710,000
Gross profit	(27,000)	(22,000)
Selling, general and administrative expenses	26,000	26,000
Recovery of receivable previously written off	(261,000)	-
Other expense	23,000	30,000
Shut down expense	566,000	-
Loss from Calgary operations	$(381,000)	$(78,000)
Income taxes	-	-
Loss from discontinued operations, net of tax	$(381,000)	$(78,000)

(3)	Debt

On November 10, 2010, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility, which will mature on November 10, 2015, includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  Interest rates under the new credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.  Commitment fees on the revolving credit line and acquisition line are 25 basis points and 35 basis points, respectively.

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital L.P. (“Mill Road”). Of the $14 million, $7 million is an interest-bearing, five-year subordinated note. The fair value of the $7 million in debt was estimated to be $5,960,000 as of June 27, 2011.

Long-term debt as of January 31, 2012 and 2011 consisted of the following:

	January 31, 2012	January 31, 2011
Revolving credit line (a)	$5,000,000	$10,023,000
Term loan (b)	17,150,000	20,000,000
Acquistition credit line (c)	16,251,000	8,215,000
Mill Road debt (d)	6,337,000	-
Secured and other notes payable (e)	5,450,000	5,033,000
Subtotal	50,188,000	43,271,000
Less current installments	4,478,000	3,505,000
Total	$45,710,000	$39,766,000

(a)
The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio.  In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from revolving credit lines at January 31, 2012 was $5,000,000.  The revolving credit line is limited to 85% of eligible accounts receivable, which equates to $21,245,000 as of January 31, 2012.  The available amount on the revolving credit line was $16,245,000 as of January 31, 2012.  The interest rate applicable at January 31, 2012 was 3.18%.

(b)
The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either (I) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (II) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). Excess cash flow payments as required under the credit agreement are applied to the term loan. During fiscal year 2012, the Company made an excess cash flow payment of $850,000 as a result of an excess cash flow obligation for fiscal year ended January 31, 2011. The outstanding balance from term loans at January 31, 2012 was $17,150,000. The interest rate applicable at January 31, 2012 was 3.43%.

(c)
With respect to any credit advance under this line that is used to finance eligible acquisitions, the Company is required to make quarterly principal payments commencing one year after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). No principal payments are due during the first year. The amount of such quarterly principal payments is 1.25% of the aggregate original principal amount of such credit advance during the second year, increasing to 2.50% during the third year and increasing to 3.75% during the fourth and fifth years. The interest rate applicable at January 31, 2012 was 3.43%.

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at January 31, 2012 was $14,000,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). The outstanding balance from equipment credit advances at January 31, 2012 was $2,251,000.

(d)
The Mill Road outstanding balance at January 31, 2012 of $6,337,000 was calculated based on the fair value of the debt. The balance consists of $7,215,000 in debt and $61,000 in derivative liability partially offset by $939,000 in debt discount.  The outstanding principal and accrued and unpaid interest is due and payable on June 27, 2016.  Interest accrues at a rate of 10.0% per annum, which amount is payable quarterly, with the first payment due and paid on August 31, 2011. In addition, interest also accrues at a rate of 5.0% per annum, which amount is added automatically to the unpaid principal amount of the subordinated note on each date cash interest is payable.

(e)
In addition to the senior credit facility, the Company has an additional $4,224,000 at January 31, 2012 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 0.00% to 7.42%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,226,000 at January 31, 2012 for its prior acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

Fees related to debt are amortized over the life of the loans.  As of January 31, 2012 the net amount of capitalized loan fees was $1,391,000.

Substantially all the assets of the Company are pledged as collateral.

Both the senior credit facility and the Mill Road Capital agreements impose certain financial covenants on the Company which are determined as of the end of each fiscal quarter. The Company was in compliance with these covenants as of January 31, 2012.

Maturities of long-term debt for five fiscal years subsequent to January 31, 2012 are as follows:

2013	$4,478,000
2014	5,061,000
2015	5,741,000
2016	28,380,000
2017	6,528,000
$50,188,000

A reasonable estimate of fair value for the Company’s fixed rate debt was based on a discounted cash flow analysis.  The carrying amount of variable rate debt, including borrowings under the Company’s revolving lines of credit, approximate their fair values.

The carrying amounts and estimated fair values of the Company’s financial instruments are:

	2012	2012	2011	2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Secured and other notes payable	$45,188,000	$45,084,000	$33,248,000	$33,141,000
Revolving lines of credit	5,000,000	5,000,000	10,023,000	10,023,000

(4)           Income Taxes

The provision for income taxes from continuing operations consists of:

	2012	2011
Current:
Federal	$507,000	$1,530,000
State	251,000	825,000
Foreign	37,000	4,000
	795,000	2,359,000
Deferred:
Federal	1,183,000	2,220,000
State	133,000	97,000
	1,316,000	2,317,000
Income tax expense	$2,111,000	$4,676,000

The effective income tax rate from continuing operations for fiscal year 2012 was 54.9%, compared to  the previous year’s provisional tax rate of 44.4%.  The higher income tax rate in fiscal 2012 was primarily due to non-tax deductible impairment loss of $1,791,000.

Foreign operations had a pre-tax loss of $307,000 in fiscal 2012 compared with $263,000 in pre-tax loss in fiscal 2011. Calgary facility shutdown cost was $566,000, which was included in the fiscal 2012 foreign operation pre-tax loss.  The earnings associated with the Company’s foreign subsidiary in Japan are reported net of tax and are included in operating income.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2012	2011
Income before income taxes and noncontrolling interest	$3,468,000	$10,459,000
Federal income tax computed at statutory rate	$1,178,000	$3,556,000
State income taxes, net of federal benefits	254,000	608,000
Foreign income not subject to US tax	104,000	89,000
Foreign tax	37,000	4,000
Goodwill impairment	609,000	-
Earn-out adjustment	(136,000)	-
Other, principally non-deductible expenses	65,000	419,000
Income tax expense	$2,111,000	$4,676,000

Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2012		2011
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$263,000	$-	$214,000	$-
Vacation accrual	1,065,000	-	915,000	-
State taxes	493,000	-	567,000	-
Deferred compensation	1,219,000	-	1,301,000	-
Net operating loss	211,000	-	211,000	-
Accrued costs on discontinued operations	188,000	-	188,000	-
Acquisition costs	242,000	-	127,000	-
Other	219,000	-	158,000	-
Total deferred tax assets	$3,900,000	$-	$3,681,000	$-

Deferred tax liabilities:
Goodwill & other intangibles	$-	$(3,317,000)	$-	$(3,562,000)
Gain on involuntary conversion	-	(1,176,000)	-	(572,000)
Tax over book depreciation	-	(8,761,000)	-	(7,345,000)
Sale of property	-	(92,000)	-	(428,000)
Other	-	(144,000)	-	(49,000)
Total deferred tax liabilities	$-	$(13,490,000)	$-	$(11,956,000)
Net deferred tax asset (liability)	$3,900,000	$(13,490,000)	$3,681,000	$(11,956,000)

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

(5)	Stock Options, Warrants, Equity Incentive and Pension Plans

The Company had two employee incentive stock option plans; the “2002 stock option plan” and the “1994 stock option plan.”

Under both stock option plans, officers, key employees, non-employee directors and consultants were granted options to purchase shares of the Company’s authorized but unissued common stock.  During fiscal 2012 and 2011 there were no shares granted under the 2002 stock option plan. The 1994 stock option plan is terminated. No additional options will be granted under either plan.

Outstanding options under all plans are exercisable at 100% or more of fair market value (as determined by the compensation committee of the Board of Directors) at the date of grant.  The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant.  Options currently expire ten years from the date of grant.  Proceeds received by the Company from the exercises are credited to common stock.  A summary of option activity under the plan as of January 31, 2012, and changes during the two years then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2010	1,071,617	$3.53	2.85	$2,269,000
Granted	-	-
Exercised	(470,542)	2.86
Canceled, forfeited or expired	(18,875)	2.99
Outstanding at January 31, 2011	582,200	$4.09	2.86	$2,077,000
Granted	-	-
Exercised	(89,850)	2.69
Canceled, forfeited or expired	(8,300)	2.13
Outstanding at January 31, 2012	484,050	$4.39	2.18	$438,000
Exercisable at January 31, 2012	484,050	$4.39	2.18	$438,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock at the end of each fiscal year and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised at the end of each fiscal year.

The total intrinsic value of options exercised during the years ended January 31, 2012 and 2011 was $333,000 and $1,990,000, respectively.

The range of exercise prices for options outstanding at January 31, 2012 was $1.35 to $5.58.  The range of exercise prices for options is wide due primarily to the fluctuating price of the Company’s stock over the period of the grants.

The following table summarizes information about options outstanding at January 31, 2012:

Range of exercise prices	Outstanding at January 31, 2012	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$1.00 to $2.00	10,000	0.2	$1.35	10,000	$1.35
$2.01 to $3.00	51,500	0.7	$2.76	51,500	$2.76
$3.01 to $4.00	-	0.0	$-	-	$-
$4.01 to $5.00	379,050	2.4	$4.61	379,050	$4.61
$5.01 to $6.00	43,500	2.7	$5.09	43,500	$5.09
	484,050			484,050

These options will expire if not exercised at specific dates ranging from April 2012 to December 2015.  During the year ended January 31, 2012, 89,850 options were exercised at prices from $1.81 to $2.04 per share.

On June 27, 2011, in connection with the securities purchase agreement with Mill Road, the Company issued : (i) 933,333 shares of NTS common stock valued at $5,503,000; (ii) a common stock purchase warrant to purchase up to 300,000 shares of the Company’s common stock, no par value, at an exercise price of $0.75 per share, valued at $1,855,000.  The warrants were issued and exercisable as of June 27, 2011.

The Company has an equity incentive plan, the 2006 Equity Incentive Plan (EIP), under which a total of 300,000 new shares of common stock were reserved for issuance. As of January 31, 2012, 296,509 shares of the Company’s common stock had been issued under the 2006 EIP and 3,491 shares were reserved for future issuance.  Shares are issued under the EIP as compensation to certain employee and non-employee directors of the Company.

The shares issued under the EIP have been issued as restricted shares, subject to vesting.  The non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to the equity incentive plan was $267,000 for fiscal year 2012 and $306,000 for fiscal year 2011.

The following table summarizes the non-vested shares transactions for fiscal year 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Outstanding at January 31, 2010	181,101	$4.38
Granted	28,064	$7.92
Vested	(61,674)	$4.95
Forfeited	-
Outstanding at January 31, 2011	147,491	$4.81
Granted	41,468	$5.36
Vested	(48,891)	$5.02
Forfeited	(22,684)	$4.11
Outstanding at January 31, 2012	117,384	$5.06

Total share based compensation amounts of $269,000 and $471,000 were recorded to common stock during fiscal years 2012 and 2011, respectively.  In addition, the tax benefit realized for the tax deduction from option exercises and restricted stock totaled $77,000 and $344,000 for fiscal years 2012 and 2011, respectively and were credited to common stock. As of January 31, 2012, there were no unrecognized compensation costs related to stock options granted under the Company’s equity incentive plans and there were $498,000 of total unrecognized compensation costs related to the share-based compensation arrangements granted under the 2006 Equity plan.  That cost is expected to be recognized over 44 months.

The Company offers two defined contribution employee benefit plans: National Technical Systems 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company.  The Company’s employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make.  Employer contributions are allocated based on participants’ own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2012, the Company contributed $485,000 to the 401(k) profit sharing plan as compared to $436,000 in 2011.

The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments.  The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.  The deferred compensation benefits are accrued and recognized over each employee’s expected term of employment.  The Company’s total deferred compensation expenses were $71,000 and $70,000 for the years ended January 31, 2012 and 2011, respectively. Included in other assets is $1,178,000 and $1,126,000 for the cash surrender values as of January 31, 2012 and 2011, respectively.

In fiscal year 2007, the Company started a Supplemental Executive Retirement Plan (SERP). The Company contributed to the plan $656,000 in fiscal year 2012 and $750,000 in fiscal year 2011  and paid premium charges of $43,000 and $61,000 in fiscal years 2012 and 2011, respectively, for life insurance policies with the Company designated as the beneficiary.  The SERP includes investments with a fair value of $3,318,000 at January 31, 2012, consisting of money market and mutual funds.

(6)	Fair Value

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

The following inputs were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and imbedded derivative at January 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,318,000	$3,318,000	$-	$-
Liability on earn-out for MSI acquisition	(100,000)	-	-	(100,000)
Liability on earn-out for Ingenium acquisition	(400,000)	-	-	(400,000)
Liability on earn-out for LTI acquisition	(500,000)	-	-	(500,000)
Embedded derivative in Mill Road debt	(61,000)	-	-	(61,000)

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligation at January 31, 2011:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$2,796,000	$2,796,000	$-	$-
Earn-out for MSI acquisition	(500,000)			(500,000)

A Level 3 obligation was added in fiscal year 2011 for the contingent consideration obligation of $500,000 related to the Mechtronic Solutions Inc. acquisition. The fair value of the contingent consideration was reduced to $100,000 in fiscal year 2012 due to lower than expected results in year one of the earn-out period.  The difference was recorded to selling, general & administrative expense in the fourth quarter.  In fiscal year 2012, Level 3 obligations were added for the contingent consideration earn-out of $400,000 related to the Ingenium acquisition and $500,000 related to the Lightning Technologies, Inc. acquisition.  The fair values were estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which are referred to as Level 3 inputs.  Key assumptions included in the Level 3 are the discount rate and probability adjusted revenues. The impairment losses recognized in fiscal year 2012 were measured using Level 3 inputs

(7)	Capital Stock

As of January 31, 2012 and 2011, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2012 and January 31, 2011, 11,306,000 shares and, 10,243,000 were issued and outstanding, respectively.

During fiscal year 2012, there were 86,000 stock options exercised, 4,000 shares retired and 48,000 shares of restricted stock became vested under the 2006 equity incentive plan. In addition, 933,000 shares were issued as part of the Mill Road securities purchase agreement. During fiscal year 2011, there were 471,000 stock options exercised, 65,000 shares retired, 62,000 shares of restricted stock became vested under the 2006 equity incentive plan and 30,000 shares of common stock were issued for services rendered. In addition, 230,000 shares were issued as part of the earn-out payment for Elliott Laboratories, Inc and 66,000 shares were issued for the acquisition of Mechtronic Solutions Inc.

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

(8)	Commitments

The Company leases certain of its operating facilities under operating leases which principally expire at various dates through fiscal year 2020.  The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses.  Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  Total rental expense was $4,298,000 and $4,034,000 for the years ended January 31, 2012 and 2011, respectively.

At January 31, 2012, minimum rental payment obligations under operating leases were as follows:

2013	$3,792,000
2014	2,391,000
2015	2,227,000
2016	2,072,000
2017	1,185,000
Thereafter	1,477,000
$13,144,000

(9)	Intangible Assets

	January 31, 2012				January 31, 2011
	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life	Gross Carrying Amount	Accum. Amort.	Net Carrying Amount	Estimated Useful Life

Intangible assets subject to amortization:

Covenants not to compete	$790,000	$615,000	$175,000	3 years	$890,000	$531,000	$359,000	3-10 years
Customer relationships	19,547,000	3,757,000	15,790,000	3-15 years	11,947,000	2,438,000	9,509,000	3-15 years
Accreditations and certifications	20,000	17,000	3,000	5 years	20,000	13,000	7,000	5 years
Trademarks and tradenames	258,000	50,000	208,000	3-10 years	58,000	23,000	35,000	3 years
GSA Schedule	800,000	90,000	710,000	10 years	800,000	-	800,000	10 years
Total	$21,415,000	$4,529,000	$16,886,000		$13,715,000	$3,005,000	$10,710,000

Intangible assets not subject to amortization:

Goodwill			$19,444,000				$20,004,000
Trademarks and tradenames			100,000				400,000
Total			$19,544,000				$20,404,000

Amortization expense for intangible assets was $1,606,000 and $964,000 for the twelve months ended January 31, 2012 and 2011, respectively.  The aggregate amortization for the next five years is estimated to be $1,927,000, $1,877,000, $1,834,000, $1,814,000 and $1,814,000 for fiscal years 2013 through 2017, respectively.

The changes in the carrying amount of goodwill were as follows:

Net balance as of January 31, 2010	$14,769,000
Acquisitions and other (a)	5,235,000
Net balance as of January 31, 2011	$20,004,000
Acquisitions (b)	1,231,000
Impairment ( c)	(1,791,000)
Net balance as of January 31, 2012	$19,444,000

(a) Acquisitions and other include $3,865,000 in Goodwill from the Mechtronic Solutions acquisition, $1,359,000 related to Elliott Laboratories earn-out and $11,000 related to the USTL earn-out.
(b) Acquisitions include $718,000 in Goodwill from the Ingenium acquisition and $512,000 in Goodwill from the LTI acquisition.
( c) Impairment loss of $1,791,000 is related to MSI.

For the year ended January 31, 2012, the Company recorded an impairment loss in the amount of $2,208,000 which consisted of $1,791,000 in goodwill impairment, $300,000 write-down of trade name intangibles and $117,000 write-off of a covenant not to compete.  The goodwill impairment loss was related to the Mechtronic Solutions Inc. (MSI) acquisition in December 2010 and was due to lower than expected operating results as a result of significant, cost overruns on a fixed-bid contract, which also impacted future estimated cash flows.

During the course of the annual impairment testing, we noted one reporting unit with a fair value that was only 1.2% in excess of its carrying amount. Deterioration in estimated future cash flows in this reporting unit could result in future goodwill impairment. The goodwill carrying value at January 31, 2012 of this reporting unit was $8,260,000. Other reporting units with goodwill were not at risk of failing the step one impairment test as of January 31, 2012 as their fair values were at least 12% in excess of their carrying values. The Company continues to monitor events and circumstances which may affect the fair values of the reporting units.

(10)	Accrued Expenses

A summary of accrued expenses at January 31 is as follows:

	2012	2011
Compensation and employee benefits	$5,608,000	$5,876,000
Other	2,521,000	1,854,000
Total accrued expenses	$8,129,000	$7,730,000

(11)	Contingencies

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(12)	Quarterly Financial Data (Unaudited)

2012	Three months ended,
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$37,078,000	$37,516,000	$40,498,000	$40,315,000
Gross profit	9,261,000	9,068,000	9,468,000	9,788,000
Net income (loss) from continuing operations attributable to NTS	568,000	763,000	100,000	(559,000)
Net loss from discontinued operations attributable to NTS	(9,000)	(26,000)	(287,000)	(59,000)

Basic earnings (loss) per common share
Net income (loss) from continuing operations attributable to NTS	$0.06	0.07	0.01	(0.05)
Net loss from discontinued operations attributable to NTS	-	-	(0.03)	(0.01)
Net income (loss) attributable to NTS	$0.05	$0.07	$(0.02)	$(0.05)

Diluted earnings per common share
Net income (loss) from continuing operations attributable to NTS	$0.05	0.07	0.01	(0.05)
Net loss from discontinued operations attributable to NTS *	-	-	(0.02)	-
Net income (loss) attributable to NTS	$0.05	$0.07	$(0.02)	$(0.05)

Weighted average common shares outstanding	10,243,000	10,616,000	11,299,000	11,300,000
Dilutive effect of stock options	407,000	395,000	467,000	501,000
Weighted average common shares outstanding, assuming dilution	10,650,000	11,011,000	11,766,000	11,801,000

* Per share data may not always add to the total for the year because each figure is independently calculated.

2011	Three months ended,
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$35,638,000	$34,140,000	$38,613,000	$33,990,000
Gross profit	10,774,000	9,346,000	10,698,000	8,143,000
Net income from continuing operations attributable to NTS	3,592,000	1,040,000	1,089,000	(293,000)
Net (loss) income from discontinued operations attributable to NTS	(46,000)	(47,000)	43,000	(28,000)

Basic earnings (loss) per common share
Net income (loss) from continuing operations attributable to NTS *	$0.38	$0.11	$0.11	$(0.03)
Net loss from discontinued operations attributable to NTS *	-	-	-	-
Net income attributable to NTS *	$0.37	$0.10	$0.11	$(0.03)

Diluted earnings per common share
Net income (loss) from continuing operations attributable to NTS *	$0.36	$0.10	$0.10	$(0.03)
Net loss from discontinued operations attributable to NTS *	-	-	-	-
Net income (loss) attributable to NTS *	$0.35	$0.10	$0.11	$(0.03)

Weighted average common shares outstanding	9,465,000	9,705,000	10,096,000	10,179,000
Dilutive effect of stock options	559,000	577,000	484,000	446,000
Weighted average common shares outstanding, assuming dilution	10,024,000	10,282,000	10,580,000	10,625,000

* Per share data may not always add to the total for the year because each figure is independently calculated.

(13)	Subsequent Events

On April 17, 2012, The Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA.  The aggregate purchase price was $5,090,000.  Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its credit facility. $750,000 of the purchase price was held back to secure Garwood’s indemnification obligations under the purchase agreement and is payable 18 months after closing.  The remaining purchase amount of $1,175,000 is payable on or before April 17, 2013.   The Company agreed to pay an additional maximum amount of $450,000 (earn-out) if Garwood meets certain targets related to customer retention for the 24 months following the purchase date.  The purchase accounting has not been finalized.

Subsequent events have been evaluated up to and including the date these financial statements were issued.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurances that material information related to the Company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2012.

Our management’s report on internal control over financial reporting is furnished with this annual report and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act or Exchange Act.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules pertaining to smaller reporting companies that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended January 31, 2012, the Company rolled out an integrated Enterprise Resource Planning or ERP solution across a number of its operating units.  The ERP solution is intended to improve internal controls over financial reporting in a number of respects.  The new system will provide a unified platform for financial and accounting information, superseding a number of disparate legacy systems.  The ERP solution will enable the Company to conduct more accounting operations on the system, and reduce the utilization of “off system” records such as accounting workpapers.  Finally the system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.  At January 31, 2012 the ERP system had been rolled out at 18 facilities.  The remaining facilities are expected to be integrated during fiscal 2013.

Limitations of the Effectiveness

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MEMBERS OF THE BOARD OF DIRECTORS

The following sets forth the names, age and certain information concerning the Company's directors:

Name	Age	Position or Office	Director Since	End of Term
Class I Directors:
Dr. John Foster	53	Chairman and Chief Executive Officer of Ow\ Biomedical\	2009	2012
William McGinnis	53	Chief Executive Officer and President of the Company	1994	2012
Donald Tringali	54	Chairman of the Board of the Company and President of Augusta Advisory Group	1999	2012

Class II Directors:
Aaron Cohen (1)	75	Co-founder and Vice Chairman of the Board of the Company	1997	2013
Justin Jacobs	37	Managing Director of Mill Road Capital, L.P.	2011	2013
Dan Yates	51	President and CEO of Regents Bank and President of Grandpoint Capital	2003	2013

Class III Directors:
John Gibbons	63	Independent Consultant	2003	2014
Robert Lin	54	President and Chief Executive Officer of MTI Marketing Techniques, Inc.	1988	2014
Norman Wolfe	64	President and Chief Executive Officer of Quantum Leaders, Inc.	2001	2014

(1)
Mr. Cohen began serving as a director of the Company in 1975 and has served every year since then, except for the period of time from June 1988 until 1997 when he served as a director of the Company's spin off United Education & Software, Inc. (“UES”). Small Business Administration regulations prohibited Mr. Cohen from serving as a director of the Company while he served on the board of UES.

Dr. John Foster is the CEO and Chairman of Owl Biomedical, Inc. a company providing instruments and disposables to the medical community for a variety of applications.  He has served in this position since 2012.  From 2000 to 2012 has was the Chief Executive Officer of Innovative Micro Technology, Inc., a MEMS (micro-electromechanical systems) contract manufacturer and foundry, and served as Chairman of that company from 2001 to 2012. The Nominating Committee believes that Dr. Foster's background and experience in technology-driven companies, his prior experience serving as the chief executive officer of a publicly traded company, foreign company operational responsibilities, and experience in the development of innovative technologies provide substantial support for his nomination and service as a director of the Company.

William McGinnis is President and Chief Executive Officer of the Company. He has been associated with the Company continuously since 1980. The Nominating Committee believes that Mr. McGinnis' extensive management, operational and engineering experience and acumen, his long history with the Company, and his proven record of attaining operational and financial objectives under a variety of economic and competitive conditions provide substantial support for his nomination and service as a director of the Company.

Donald Tringali became Chairman of the Board effective May 1, 2010. Prior to that, he was Vice Chairman of the Board from June 1996.  He also has been President of the Augusta Advisory Group, a management consulting company, for more than five years. The Nominating Committee believes that Mr. Tringali's extensive experience as a senior corporate officer of a public company, consulting work with various businesses and organizations, experience as a lawyer, and broad knowledge of mergers, acquisitions, legal and financial matters affecting public companies provide substantial support for his nomination and service as a director of the Company.

Aaron Cohen is a founder, Vice Chairman of the Board and Senior Vice President, Corporate Development of the Company. He has been associated with the Company since 1961. Mr. Cohen has served on the Board of Directors of Tetragenix Pharmaceuticals, Inc., a publicly traded pharmaceutical company.  He currently serves as a member of the audit and compensation committees of that company. The Nominating Committee believes that Mr. Cohen's long-time history with and significant knowledge of the Company as one of its founders, his experience as a chief executive officer, Chairman of the Board, director of public companies and extensive expertise in engineering operations provide significant support for his nomination and service as a director of the Company.

Justin Jacobs is a managing director with Mill Road Capital Partners L.P, a private investment firm focused on investing in and partnering with publicly traded micro-cap companies in the U.S. and Canada. Mr. Jacobs has been associated with Mill Road Capital since 2005.  Prior to joining Mill Road Capital, Mr. Jacobs worked at LiveWire Capital, an investment and management group focused on control and operationally-intensive buy-outs of small companies. Prior to joining LiveWire, Mr. Jacobs was an investment professional in the private equity group at The Blackstone Group.  Mr. Jacobs is a member of the Board of Directors of Galaxy Nutritional Foods. He earned a B.S. with dual concentrations in finance and accounting from the McIntire School of Commerce at the University of Virginia where he graduated Beta Gamma Sigma, the highest academic distinction in the undergraduate business program.

Dan Yates has served as President and Chief Executive Officer of Regents Bank since its founding in 2001.  In 2012 he was also appointed President of Grandpoint Capital, a privately-held multi-bank holding company, following its acquisition of Regents Bank. The Nominating Committee believes that Mr. Yates' significant experience as president of a commercial bank, his extensive knowledge of commercial lending, and intimate knowledge of financing of a variety of commercial businesses and attainment of financial objectives provide substantial support for his nomination and service as a director of the Company.

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

Robert Lin has been President and Chief Executive Officer of MTI-Marketing Techniques, Inc., a manufacturer and distributor of products for the advertising specialty and premium markets, for more than five years. The Nominating Committee believes that Mr. Robert Lin's substantial service as the chief executive officer of a manufacturing and distribution company, operational responsibilities, significant experience with the Company and track record of achievement provide substantial support for his nomination and service as a director of the Company.

Norman Wolfe has been President and Chief Executive Officer of Quantum Leaders, Inc., a management consulting firm specializing in strategy execution since 2002. Mr. Wolfe holds an Advanced Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization. He led the Forum for Corporate Directors’ Director Institute for director education as writes on corporate governance issues. The Nominating Committee believes that Mr. Wolfe's substantial experience as chief executive officer of a company, extensive experience in providing consulting services to a broad spectrum of businesses, and deep knowledge and experience in corporate governance matters provide substantial support his nomination and service as a director of the Company.

Mr. Jacobs was selected to serve as the designee of Mill Road Capital L.P. (“Mill Road”).  On June 27, 2011, we entered into a securities purchase agreement with Mill Road, pursuant to which in exchange for $14 million, we issued to MRC: (i) 933,333 shares of our common stock; (ii) a 5-year 15% subordinated note in the original principal amount of $7 million, which we sometimes refer to as the subordinated note; and (iii) a warrant to purchase up to 300,000 shares of our common stock.  The financing resulted in net proceeds to us of $13.2 million, after deducting fees and expenses. In connection with the Mill Road financing we entered into certain agreements that gave Mill Road the right to appoint a member to our Board of Directors for so long as they own 5% of our outstanding common stock.  Mill Road designated Justin Jacobs as their initial designee to our Board of Directors.  Mr. Jacobs was appointed to serve as a Class II director on July 20, 2011.

If at any point in time Mr. Jacobs ceases to serve, and Mill Road does not have a designee on our Board of Directors, we have agreed to give Mill Road notice of any shareholder meeting where directors shall be elected and, if they provide us with notice, to add their designee to our slate of nominees for election to the Board in the proxy statement for the meeting.  To the extent it is not reasonably practicable to add the Mill Road designee in the proxy statement before the meeting, or the Mill Road designee declines to be added, we have agreed to take such action as may be necessary, including increasing the size of the Board, in accordance with the bylaws of the Company, to appoint a Mill Road designee to our Board immediately after the conclusion of such meeting.

CORPORATE GOVERNANCE AND OTHER MATTERS

Leadership Structure

Effective May 1, 2010, the Company's Board of Directors appointed Mr. Tringali as its chairman.  Mr. Tringali, an independent, nonexecutive director, was formerly a Vice Chairman of the Board of Directors and has been a director of the Company since 1999. We believe that the separation of the roles of the chairman and the chief executive officer presents the best governance structure for the Company and provides for independent oversight of management at the Board leadership level. The chairman role provides our outside directors with a platform to control agendas and discussion for board meetings.  In addition, the role creates a focal point for efficient communication between the directors and company management

The Board of Directors and Committees

The Board of Directors is responsible for the supervision of the overall affairs of the Company.  The Board of Directors held ten meetings during the last fiscal year. Each director attended at least 75 percent of the meetings of the Board of Directors and each Committee on which he served during the fiscal year ended January 31, 2012.

Audit Committee

The Company's Board of Directors has an Audit Committee consisting of Messrs. Gibbons, Foster and Yates.  Mr. Gibbons is Chairman of the Audit Committee. The function of the Audit Committee is to (a) select the independent registered public accounting firm to be engaged by the Company, (b) review the scope and findings of the annual audit, (c) review accounting policies and procedures and the Company's financial reports, and (c) evaluate the internal controls employed by the Company. The Audit Committee held nine meetings during the year. The Board has determined that each of the Audit Committee members are "independent," as defined under the applicable Nasdaq listing standards and SEC rules and regulations. The Board of Directors has determined that John Gibbons qualifies as an "audit committee financial expert" under SEC rules and regulations.  A copy of the written charter of the Audit Committee is available on our corporate website at www.nts.com. The charter may be found as follows: From our main web page, click on “Corporate Governance” at the bottom of the page.

Compensation Committee

The Company's Board of Directors has a Compensation Committee consisting of Messrs. Yates, Foster and Jacobs.  Mr. Yates is the Chairman of the Compensation Committee.  The function of the Compensation Committee is to consider and make recommendations to the Board of Directors on salaries, bonuses, and other forms of compensation for the Company's executive officers and to review Board compensation.  The Compensation Committee also administers the Company's stock option plan, long term incentive plan and senior executive retirement plan.  The Compensation Committee held six meetings during the year.  The Board of Directors has determined that all Compensation Committee members are "independent," as defined under the applicable Nasdaq listing standards and SEC rules and regulations. The Compensation Committee operates under a written charter, a copy of the charter is available on our corporate website at www.nts.com. The charter may be found as follows: From our main web page, click on “Corporate Governance” at the bottom of the page.

The Compensation Committee has retained Vision Link Advisory group to assist the Committee with its responsibilities regarding the Company's executive and director compensation programs during fiscal 2012.  Vision Link's fees for the consulting services provided to the Committee in fiscal year 2012 were $25,000 and $3,400 for additional services.

Governance Committee

The Company's Board of Directors has a Governance Committee consisting of Messrs. Wolfe, Gibbons and Tringali.   Mr. Wolfe is Chairman of the Governance Committee.   The function of the Governance Committee is to consider and make recommendations on matters related to the practices, policies and procedures of the Board of Directors and to take a leadership role in shaping the corporate governance of the Company.   The Governance Committee assesses the size and structure of the Board of Directors and Board committees.  The Governance Committee also administers an annual evaluation of the Board of Directors’ performance and effectiveness.  The Governance Committee held four meetings during the year.

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

Nominating Committee

The Nominating Committee assists the Board of Directors in the selection of nominees for election to the Board.  The Nominating Committee consists of Messrs. Tringali Gibbons, and Jacobs.  Mr. Tringali is Chairman of the Nominating Committee.   The Board of Directors has determined that each of Messrs. Gibbons, Tringali and Jacobs are "independent," as defined under the applicable NASDAQ listing standards.  The Nominating Committee held five meetings during the 2012 fiscal year.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to the principal executive officer and senior financial executives, including the chief executive officer and chief financial officer of the Company, as well as all employees and directors of the Company. The Code of Ethics is published on the Company's website located on the Internet at www.nts.com, under "Corporate Governance."

Board’s Role in Risk Oversight

Our Board of Directors has an oversight role in managing our risk. Our Audit Committee regularly receives reports from senior management on areas of material risk, including operational, financial, legal and strategic risks. The Audit Committee receives these reports in order to enable it to understand management’s views on risk identification, risk management and risk mitigation strategies. The Audit Committee, or if appropriate the full Board of Directors or another committee, will periodically request that management evaluate additional potential risks, provide additional information on identified risks, or implement risk remediation procedures.

Board Effectiveness

It is important that our Board of Directors and its committees are performing effectively and in the best interests of our company and our stockholders. Toward that end, our board of directors performs an annual self-assessment, led by the chair of the Governance Committee, to evaluate its effectiveness in fulfilling its obligations.

Director Attendance at Annual Meeting

The Company does not have a policy regarding director attendance at the Company's annual meetings of shareholders, although it encourages all directors to attend. Eight of our current directors attended the Company's 2011 annual meeting of shareholders.

EXECUTIVE OFFICERS

The following table sets forth the names, age and certain information concerning the Company's executive officers who do not also serve as directors:

Name	Age	Position
Douglas Briskie	48	Senior Vice President, Corporate Development. Mr. Briskie has served as Senior Vice President Corporate Development since 2007, and has been associated with the Company since 1987.
Derek Coppinger	42	Senior Vice President, Corporate Development. Mr. Coppinger has been Senior Vice President Corporate Development since 2007, and has been associated with the Company since 1998.
Raffy Lorentzian	56
Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Corporate Secretary. Mr. Lorentzian has been the Chief Financial Officer since 2007.  He has been associated with the Company since 1997.

Dwight Moore	49	Senior Vice President, Chief Operating Officer. Mr. Moore has been the Chief Operating Officer since 2006 and has been associated with the Company since 1997.

None of the executive officers was selected pursuant to any arrangement or understanding other than with the Company's executive officers acting within their capacities as such.

On April 5, 2012, we entered into a letter agreement with Raffy Lorentzian, our Chief Financial Officer, regarding his separation from the Company.  The separation agreement became effective on April 12, 2012.  Mr. Lorentzian’s last day of employment with the Company will be April 30, 2012, unless Mr. Lorentzian elects to extend his employment until up to July 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for each of the two fiscal years ended January 31, 2012 and 2011.

Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
William McGinnis,	2012	$347,162	$32,633	----	----	----	$94,028	(5)	$473,823
President and Chief Executive Officer	2011	$347,162	$100,742	----	----	$158,855	$83,325	(5)	$690,084
Dwight Moore,	2012	$241,900	$16,933	----	----	----	$29,801	(6)	$288,634
Sr. Vice President and Chief Operating Officer	2011	$241,900	$67,035	----	----	$93,043	$22,492	(6)	$424,470
Raffy Lorentzian,	2012	$220,420	$17,634	----	----	----	$49,376	(6)	$287,430
Sr. Vice President and Chief Financial Officer	2011	$220,420	$63,963	----	----	$100,860	$36,257	(6)	$421,500

(1)	Represents bonuses awarded in accordance with the Company’s existing short term bonus plan which is based on the Company achieving certain performance targets.
(2)	We did not grant any stock awards to our named executive officers for the fiscal years ended January 31, 2012 and 2011.
(3)	We did not grant any stock option awards to our named executive officers for the fiscal years ended January 31, 2012 and 2011.
(4)
Represents the amount earned by the named executive officers pursuant to the "Long-Term Incentive Plan" (LTIP) adopted by the Company in fiscal year 2007. The amounts reflected on the "Summary Compensation Table" represent amounts vested or paid out to the LTIP plan participants. The amount indicated represents amount vested and not amounts paid. In general, LTIP participants only receive payments under the plan if the Company’s earnings per share increase over the award period (three years). There were no incentive amounts earned in fiscal year 2012 due to the decrease in earnings per share for the fiscal year ended January 31, 2012.

(5)
Includes annual vested amount of $65,553 pursuant to the Company’s 2006 Supplemental Executive Retirement Plan, reimbursements of uninsured medical expenses of $19,375 and premiums towards life insurance of $9,100.

(6)	Represents annual vested amount pursuant to the Company’s 2006 Supplemental Executive Retirement Plan.

Outstanding Equity Awards

The table below summarizes the current holdings of option awards and stock awards by our named executive officers for fiscal year ending January 31, 2012.  Each equity grant has a 10 year life and is shown separately for each named executive officer and vests at a rate of 25% on each anniversary of the date of grant.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Options UnExercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	($)		(#)	($)	(#)	($)
William	22,000	-	$4.45	6/27/2013	-	-	-	-
McGinnis	15,000	-	$4.56	6/28/2014	-	-	-	-
	25,000	-	$4.76	12/1/2015	-	-	-	-
Dwight	11,000	-	$4.45	6/27/2013	-	-	-	-
Moore	5,000	-	$4.56	6/28/2014	-	-	-	-
	17,500	-	$4.76	12/1/2015	-	-	-	-
Raffy	5,000	-	$2.92	12/13/2012	-	-	-	-
Lorentzian	4,000	-	$4.45	6/27/2013	-	-	-	-
	5,000	-	$4.56	6/28/2014	-	-	-	-
	13,000	-	$4.76	12/1/2015	-	-	-	-

Employment Agreements

The Company has not entered into employment agreements with any of its named executive officers.

On April 5, 2012, we entered into a letter agreement with Raffy Lorentzian, our Chief Financial Officer, regarding his separation from the Company.  Under the terms of the separation agreement, we agreed to make certain severance payments to Mr. Lorentzian, including a lump sum payment on April 30, 2012 in the total gross amount of one year’s base salary ($220,420), less applicable withholdings, and reimbursement of the expense of maintaining Mr. Lorentzian’s current health benefits under COBRA for 12 months following the termination date.  Mr. Lorentzian is also entitled to receive any bonus amount earned under the company’s short term bonus plan for fiscal 2012, as well as payment of any vested rights under the company’s 2006 Long-Term Incentive Plan and Supplemental Executive Retirement Plan in accordance with the terms of those plans.  In exchange for the severance payments, Mr. Lorentzian and the Company have executed a release.

The separation agreement also provides that if the Company meets the financial performance targets adopted under the short term bonus plan for fiscal 2013, Mr. Lorentzian will be entitled to receive a pro rata portion of his bonus, based on the actual number of months he was employed during the fiscal year.  In addition, the separation agreement modifies the rights that Mr. Lorentzian had under his change in control agreement (discussed below) to provide that if a change in control event occurs within eighteen months following the termination date, Mr. Lorentzian will be entitled to payment of a bonus equal to one year’s base salary, or a prorated portion of that amount if the change in control event occurs within 36 months following the termination date.

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

Regardless of the manner in which an executive officer terminates, he or she is entitled to receive amounts earned during his or her term of employment.  Such amounts include:

●	non-equity incentive compensation earned during the fiscal year, to the extent vested;
●	equity awarded pursuant to the “1994 stock option plan”, the “2002 stock option plan” and the LTIP to the extent vested;
●	amounts contributed and vested under our qualified retirement plan; and
●	unused vacation pay.

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

Risk Considerations in our Compensation Programs

Our Compensation Committee does not believe our compensation program encourages excessive or inappropriate risk taking. We structure our pay to consist of primarily fixed compensation with cash and non-cash incentive programs.  The base salary portion of compensation is designed to provide a steady income regardless of our stock price performance, so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics.  Our cash incentive program has traditionally been weighted on multiple financial metrics including revenues, operating income and other management objectives.  Those metrics are evaluated each year based on perceptions of operating issues most critical to the company's short and long term success.  Our equity incentive grants have traditionally been structured to provide longer term incentive.  Our Compensation Committee feels that this compensation package strikes a balance between providing secure compensation and appropriate short term and long term incentives, such that our executives are not encouraged to take unnecessary or excessive risks.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board.  In setting director compensation, we consider the significant amount of time that our directors spend fulfilling their duties to our Company as well as the skill level required by our board members.  We seek to provide director compensation that is competitive with the compensation offered by our peer group of companies and is fair and appropriate in light of the responsibilities and obligations of our independent directors.

Cash Compensation Paid to Board Members

For the fiscal year ended January 31, 2012, members of our board who are not employees of our Company received an annual cash retainer and additional cash compensation based upon committee memberships and chairmanships.  Directors who are also our employees receive no compensation for their services as directors.

Restricted Stock Program

Our compensation philosophy has been moving away from making grants of stock options.  Therefore, no option awards were granted in the fiscal year ended January 31, 2012.  Our non-employee directors did, however, receive restricted stock awards.  Restricted stock awards vest over four years of service at the rate of 25% annually on the anniversary of the date of grant. On September 27, 2011 we granted our non-employee directors an aggregate of 41,468 shares of restricted stock. The stock price on the date of grant was $5.36 per share.

The Company does not have sufficient shares of common stock reserved for issuance under a shareholder approved plan to continue the issuance of restricted stock to directors.  After reviewing alternatives for replacing the equity compensation, including recommendations from Frederick W. Cooke & Co., Inc., an independent compensation consultant, the Compensation Committee recommended, and the Board of Directors approved, a program of paying non-employee directors additional cash compensation in an amount equal to the dollar value of the equity compensation that would have otherwise been paid in restricted stock after July 1, 2011.  The program includes a policy requesting that the directors (other than the Mill Road Designee) purchase shares of the Company’s common stock in the open market equal to a minimum of $144,000 over five years.  The Compensation Committee will evaluate the efficacy of the program in light of insider trading restrictions, the limited liquidity in the corporation’s public float, and changes in market conditions.

Director Summary Compensation Table

The table below summarizes the compensation we paid to our non-employee directors for the fiscal year ended January 31, 2012.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name (1)	($)(2)	($)(3)	($)(4)	($)
John Foster	66,198	31,752	-	97,950
John Gibbons	97,198	31,752		128,950
Justin Jacobs	34,597	-	-	34,597
Robert Lin	48,198	31,752	-	79,950
Donald Tringali	200,220	63,504	-	263,724
Norman Wolfe	60,198	31,752	-	91,950
Dan Yates	77,198	31,752	-	108,950

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

(2)	During fiscal 2012, Mr. Tringali received $97,500, Mr. Gibbons received $13,000 and Mr. Yates received $13,000 as compensation related to special committee services.
(3)
Reflects the value as of the grant date of stock awards received in fiscal year 2012.  As of January 31, 2012, each director has the following number of non-vested restricted stock awards outstanding: John Foster: 12,931; John Gibbons: 15,289; Robert Lin: 15,289; Donald Tringali: 30,578; Norman Wolfe: 15,289 and Dan Yates: 15,289.

(4)
We granted no stock option awards to our directors for the fiscal year ended January 31, 2012.  As of January 31, 2012, each director has the following number of outstanding options: John Gibbons: 17,500; Norman Wolfe: 10,000 and Dan Yates: 17,500.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Stock

The following table presents information concerning the beneficial ownership of the shares of our common stock as of April 13, 2012 by:

●	each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

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

The percentage of beneficial ownership is based on 11,438,287 shares outstanding on April 13, 2012, including 117,381 restricted shares which remain subject to vesting. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 13, 2012 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Owner	Title of Class of Stock	Amount and Nature of Beneficial Ownership		Percent of Class
5% Shareholders

Mill Road Capital, L.P.	Common Stock	1,662,556	(1)	14.2%
382 Greenwich Avenue, Suite One
Greenwich, CT 06830
Dr. Jack Lin	Common Stock	1,086,997	(2)	9.5%
24780 Hermosilla Court,
Calabasas, California 91302
Sandler Capital Management	Common Stock	1,040,289	(3)	9.1%
711 Fifth Avenue
New York, NY 10022
Dimensional Fund Advisors Inc.	Common Stock	649,477	(4)	5.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
Luis Antonio Hernandez	Common Stock	620,160	(5)	5.4%
3069 Misty Harbour Drive,
Las Vegas, Nevada 89117
Sidney Meltzner	Common Stock	608,002	(6)	5.3%
404 21st Street
Santa Monica, California 90402

Current Directors and Named Executive Officers:
Aaron Cohen	Common Stock	1,346,861	(7) (8)	11.8%
Robert Lin	Common Stock	196,359	(7) (8)	1.7%
William McGinnis	Common Stock	194,892	(7)	1.7%
Donald Tringali	Common Stock	158,322	(7) (8)	1.4%
John Gibbons	Common Stock	71,941	(7) (8)	**
Raffy Lorentzian	Common Stock	58,935	(7)	**
Norman Wolfe	Common Stock	57,276	(7) (8)	**
Dan Yates	Common Stock	53,233	(7) (8)	**
Dwight Moore	Common Stock	52,356	(7)	**
Dr. John Foster	Common Stock	17,933	(7)	**
All current directors and executive officers as a group (twelve persons)	Common Stock	2,292,608	(7) (8)	19.6%

** Indicates less than 1.0%
(1)
Based on Schedule 13D filed by this holder with the SEC on July 7, 2011. According to the Schedule 13D includes (a) 1,362,556 shares of Common Stock, and (b) warrants to purchase 300,000 shares of Common Stock that are exercisable within 60 days from the date of the Schedule 13D.

(2)
Based on Schedule 13D/A filed by this holder with the SEC on December 15, 2011. According to the Schedule 13D/A includes (a) 961,469 shares of Common Stock held directly by Dr. Lin, over which Dr. Lin has sole voting and dispositive power, (b) options to purchase 42,000 shares of Common Stock that have vested or will vest within 60 days from the date of this Schedule 13D and (c) 83,528 shares of Common Stock held by Dr. Lin jointly with his spouse, BettyAnn Lin, over which Dr. and Mrs. Lin share voting and dispositive power.

(3)	Based on Schedule 13D/A filed by this holder with the SEC on March 14, 2012.
(4)	Based on Schedule 13G/A filed by this holder with the SEC on February 14, 2012.
(5)
Based on Schedule 13D/A filed by this holder with the SEC on December 15, 2011. According to the Schedule 13D/A includes (a) 518,000 shares of common stock held by Mr. Hernandez jointly with his spouse, Jacqueline Hernandez, over which Mr. and Mrs. Hernandez share voting and dispositive power, and (b) an aggregate of 102,160 shares of common stock of the issuer held in the names of Mr. Hernandez’s four children, over which Mr. Hernandez and his children share voting and dispositive power. Mr. Hernandez disclaims beneficial ownership of the shares held by his children.

(6)
Based on Schedule 13D/A filed by this holder with the SEC on December 15, 2011. According to the Schedule 13D/A includes (a) 252,500 shares of common stock directly held by Mr. Meltzner, over which Mr. Meltzner has sole voting and dispositive power, (b) 17,500 shares of common stock held by Mr. Meltzner jointly with his spouse, Carole Meltzner, over which Mr. and Mrs. Meltzner share voting and dispositive power, and (c) 338,002 shares of common stock of the issuer directly held by CAS Foundation, over which Mr. Meltzner, as trustee of CAS Foundation, has sole voting and dispositive power. Mr. Meltzner disclaims beneficial ownership of the shares held by CAS Foundation.

(7)
Includes shares covered by options exercisable within 60 days of July 1, 2011, as follows: Cohen, 21,000; Gibbons, 17,500; Lorentzian, 27,000; McGinnis, 62,000; Moore, 33,500; Wolfe, 10,000 and Yates, 17,500.

(8)
Includes non-vested restricted shares as to which the holder has the power to vote but does not have the power to dispose, as follows: Cohen, 12,716; Foster, 12,931; Gibbons, 15,289; R. Lin, 15,289; Tringali, 30,578; Wolfe, 15,289 and Yates, 15,289.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's officers, directors and consultants are required to file initial reports of ownership and reports of change in ownership with the SEC. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on information provided to the Company by individual officers and directors, the Company believes that during the fiscal year ended January 31, 2012 all filing requirements applicable to officers and directors have been complied with.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Family Relationships

Robert I. Lin, a member of our Board of Directors, is the son of Dr. Jack Lin, a co-founder and former Chairman of the Board.  Effective April 7, 2011 Dr. Lin resigned his position as a director.  There are no other family relationships among the Company's current directors and executive officers.

Policies for Review of Related Party Transactions

Our Board of Directors has approved a written policy for the review, approval or ratification of all related party transactions with a value above $120,000, including loans between us and our officers, directors and principal stockholders and their affiliates. Under the charter of the Audit Committee of our board of directors, that committee is responsible for considering related party transactions and for recommendation of what action is to be taken, if any, by our Board of Directors. All related party transactions are to be on terms no less favorable to us than those that we could obtain from unaffiliated third parties. We believe that all of the transactions described below were reviewed and approved under the foregoing policies and procedures.

Related Party Transactions

Except for compensation of our officers and directors reflected in the tables below, we had no related party transactions within the meaning of applicable SEC rules for the year ended January 31, 2012.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Other Fees

The Company paid the following fees to Ernst & Young LLP during fiscal years ending January 31, 2012 and 2011, respectively:

	2012	2011
Audit Fees	$485,300	$427,300
Audit-Related Fees	100,000	115,200
Tax-Related Fees	-	-
All Other Fees	-	-

The audit and audit-related fees for the years ended January 31, 2012 and January 31, 2011 were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory audits, consents, financial due diligence on prospective transactions and assistance with review of documents filed with the SEC.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee administers the Company's engagement of Ernst &Young LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis. All services provided by Ernst & Young LLP during the fiscal years ended January 31, 2012 and 2011 were pre-approved by the Audit Committee. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Ernst & Young LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent auditor to perform the services. The Audit Committee has determined that performance by Ernst & Young LLP of the non-audit services related to the fees on the table above did not affect their independence.

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

Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2012 for filing with the SEC.

The Committee also recommended to the Board of Directors, and the Board has appointed, Ernst & Young LLP to audit the corporation's financial statements for the fiscal year ending January 31, 2013, subject to shareholder ratification of that appointment.

AUDIT COMMITTEE
John Gibbons, Chairman
John Foster
Dan Yates

The information contained in this report shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference in such filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements and Schedules.

The following financial states are including in Item 8 above:

Consolidated Balance Sheets - January 31, 2012 and 2011

Consolidated Statements of Income - Years ended January 31, 2012 and 2011

Consolidated Statements of Shareholders' Equity - Years ended January 31, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended January 31, 2012 and 2011

Notes to Consolidated Financial Statements

The following financial schedules appear immediately following the signature page below:
Schedule
Schedule Supporting Financial Statements:

Valuation and Qualifying Accounts and Reserves	II

Exhibits.

Exhibit No.	Document Description
2.1
Agreement of Purchase and Sale of Stock dated November 30, 2009 by and between U.S. Laboratories, Inc. and  NQA, Inc. (incorporated by reference to the exhibit filed with the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011).

2.2
Stock Purchase Agreement dated December 16, 2010 among NTS Technical Systems, National Technical Systems, Inc., Mechtronic Solutions, Inc., La Luz Ascensions, LLC, Lemna Hunter, Richard Hunter, New Tech I, LP And Quatro Ventures, LLC. (incorporated by reference to the exhibit filed with the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011).

2.3
Asset Purchase Agreement dated July 20, 2011 by and between NTS Technical Systems, Inc. and Ingenium Testing, LLC, Lab Nine, LLC, Lab Eight, Inc., Cliff Smith and Dennis Wingate (incorporated by reference to the exhibit filed with the registrant’s Current Report on Form 8-K filed on July 26, 2011).

2.4
Agreement of Purchase and Sale of Assets dated September 1, 2011 by and between NTS Technical Systems, Inc. and Lightning Technologies, Inc. (incorporated by reference to the exhibit filed with the registrant’s Current Report on Form 8-K filed on September 2, 2011).

3.1
Articles of Incorporation of the registrant, as amended to date (incorporated by reference to the exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011).

3.2	Bylaws of the registrant, as amended to date (incorporated by reference to the exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011).
3.3
Form of Certificate of Determination of the Series A Junior Participating Preferred Stock of the registrant (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on September 22, 2010).

4.1
Shareholder Rights Agreement dated September 21, 2010 between the registrant and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on September 22, 2010).

4.2
First Amendment to Shareholder Rights Agreement dated June 27, 2011 between the registrant and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on June 28, 2011).

4.3
Common Stock Purchase Warrant issued to Mill Road Capital in connection with June 2011 financing (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on June 28, 2011).

10.1#
National Technical Systems, Inc. 2002 Stock Option Plan (incorporated by reference to the exhibit to the registrant’s Annual Report on Form 10-K for the period ending January 31, 2011 filed on May 2, 2011).

10.2#
National Technical Systems, Inc. 2006 Long-Term Incentive Plan, as amended and restated, effective December 31, 2008 (incorporated by reference to the exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010 and incorporated herein by reference).

10.3#
National Technical Systems, Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, effective December 31, 2008 (incorporated by reference to the exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010).

10.4#	National Technical Systems Inc. 2006 Equity Incentive Plan (incorporated by reference to the exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010).
10.5#
Form of Indemnification Agreement between the registrant and certain of its directors and officers (incorporated by reference to the exhibit to the registrant’s Current Report on 8-K filed on October 21, 2011).

10.6#	Form of Change in Control Agreement between the registrant and certain of its directors and officers.
10.7#	Employment and Retirement Benefits Agreement between the registrant and Aaron Cohen dated January 1, 2012.
10.8#	Letter Agreement between the registrant and Raffy Lorentzian dated April 5, 2012.
10.9
Amended and Restated Credit Agreement made as of November 10, 2010, by and among the financial institutions from time to time signatory thereto, Comerica Bank, as Administrative Agent, Joint Lead Arranger and Bookrunner, U.S. Bank National Association, as Joint Lead Arranger and Syndication Agent, and National Technical Systems, Inc. and certain of its subsidiaries (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on November 17, 2010).

10.10
Amended and Restated Security Agreement dated November 10, 2010, by and among National Technical Systems, Inc. and certain of its subsidiaries in favor of Comerica Bank as administrative agent for and on behalf of the lenders (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on November 17, 2010).

Exhibit No.	Document Description
10.11
5-year 15% subordinated note issued to Mill Road Capital L.P. in connection with June 2011 financing (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on June 28, 2011).

10.12
Securities Purchase Agreement, dated as of June 27, 2011 by and between the registrant and Mill Road Capital L.P. (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on June 28, 2011).

10.13
Registration Rights Agreement, dated as of June 27, 2011 by and between the registrant and Mill Road Capital L.P. (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on June 28, 2011).

21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PKF, P.C., Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.

#	Indicates management contract or compensatory plan.

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

NATIONAL TECHNICAL SYSTEMS, INC.

April 30, 2012	By	/s/ William McGinnis
William McGinnis,
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints William McGinnis and Donald J. Tringali, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William McGinnis	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2012
William McGinnis

/s/ Raffy Lorentzian	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2012
Raffy Lorentzian

/s/ Donald J. Tringali	Chairman of the Board	April 30, 2012
Donald J. Tringali

/s/ Aaron Cohen	Senior Vice President and Vice Chairman of the Board	April 30, 2012
Aaron Cohen

/s/ John Foster	Director	April 30, 2012
John Foster

/s/ John Gibbons	Director	April 30, 2012
John Gibbons

/s/ Justin C. Jacobs	Director	April 30, 2012
Justin C. Jacobs

/s/ Robert I. Lin	Director	April 30, 2012
Robert I. Lin

/s/ Norman S. Wolfe	Director	April 30, 2012
Norman S. Wolfe

/s/ Dan Yates	Director	April 30, 2012
Dan Yates

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2012 and 2011

Description	Balance at beginning of period	Accrual amount - charged to expenses	Recoveries (Write-offs), net	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended January 31,
2012	$549,000	$(71,000)	$193,000	$671,000
2011	$1,000,000	$60,000	$(511,000)	$549,000