Form 10-Q
period 2012-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2012-06-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-16438

NATIONAL TECHNICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	95-4134955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24007 Ventura Boulevard, Suite 200 Calabasas, California	91302
(Address of principal executive offices)	(Zip Code)

(818) 591-0776
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 11, 2012
Common Stock, no par value	11,335,910 shares

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

-i-

EXPLANATORY NOTE

In this report, unless the context otherwise requires, the terms “NTS,” “Company,” “we,” “us,” and “our” refer to National Technical Systems, Inc., a California corporation, and our consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our business, are forward-looking statements. Forward-looking statements in this report may include statements about:

●	anticipated results of operations including expected trends in our revenues, gross margins, operating expenses, adjusted EBITDA and net income;

●	the future actions of our competitors, including pricing decisions and new service offerings;

●	our ability to obtain future financing or capital when needed;

●	anticipated economic trends in the industries that we serve;

●	our ability to complete or achieve the anticipated benefits from acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions.

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2012 Annual Report on Form 10-K, as well as in other reports and documents we file with the SEC.

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	At	At
	April 30,	January 31,
	2012	2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,028,000	$4,335,000
Investments	2,841,000	3,318,000
Accounts receivable, less allowance for doubtful accounts of $758,000 at April 30, 2012 and $671,000 at January 31, 2012	40,331,000	34,775,000
Income taxes receivable, net	1,968,000	2,691,000
Inventories, net	3,559,000	4,247,000
Deferred income taxes	4,051,000	3,900,000
Prepaid expenses	2,817,000	2,964,000
Total current assets	60,595,000	56,230,000

Property, plant and equipment, at cost	142,269,000	137,131,000
Less: accumulated depreciation	(80,910,000)	(78,979,000)
Net property, plant and equipment	61,359,000	58,152,000

Goodwill	21,399,000	19,444,000
Intangible assets, net	17,783,000	16,986,000
Other assets	1,860,000	1,891,000

TOTAL ASSETS	$162,996,000	$152,703,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,825,000	$10,708,000
Accrued expenses	10,889,000	8,129,000
Deferred income	3,160,000	2,017,000
Current installments of long-term debt	4,626,000	4,478,000
Total current liabilities	26,500,000	25,332,000

Long-term debt, excluding current installments	50,583,000	45,710,000
Deferred income taxes	15,314,000	13,490,000
Deferred compensation	1,677,000	1,672,000
Other long-term liabilites	2,750,000	1,800,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,323,000 as of April 30, 2012 and 11,306,000 as of January 31, 2012	28,784,000	28,654,000
Retained earnings	35,806,000	34,852,000
Accumulated other comprehensive loss	(67,000)	(188,000)
Total shareholders' equity	64,523,000	63,318,000
Noncontrolling interests	1,649,000	1,381,000
Total equity	66,172,000	64,699,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$162,996,000	$152,703,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the Three Months Ended April 30, 2012 and 2011

	2012	2011

Net revenues	$43,453,000	$37,078,000
Cost of sales	32,132,000	27,817,000
Gross profit	11,321,000	9,261,000

Selling, general and administrative expense	8,412,000	7,789,000
Equity loss (income) from non-consolidated subsidiary	13,000	(21,000)
Operating income	2,896,000	1,493,000
Other income (expense):
Interest expense, net	(877,000)	(291,000)
Other income, net	28,000	58,000
Total other income (expense), net	(849,000)	(233,000)

Income before income taxes and noncontrolling interests	2,047,000	1,260,000
Income taxes	833,000	526,000

Net income from continuing operations	1,214,000	734,000
Income (loss) from discontinued operations, net of tax	8,000	(9,000)
Net income	1,222,000	725,000

Net income attributable to noncontrolling interests	(268,000)	(165,000)

Net income attributable to NTS	$954,000	$560,000

Net income from continuing operations attributable to NTS	$946,000	$569,000
Net income (loss) from discontinued operations attributable to NTS	$8,000	$(9,000)

Basic earnings attributable to NTS per common share:
Net income from continuing operations	$0.08	$0.06
Net income (loss) from discontinued operations	-	-
Net income attributable to NTS	$0.08	$0.05

Diluted earnings attributable to NTS per common share:
Net income from continuing operations	$0.08	$0.05
Net income (loss) from discontinued operations	-	-
Net income attributable to NTS	$0.08	$0.05

Weighted average common shares outstanding	11,320,000	10,243,000
Dilutive effect of stock options, nonvested shares and warrants	506,000	407,000
Weighted average common shares outstanding, assuming dilution
	11,826,000	10,650,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income
for the Three Months Ended April 30, 2012 and 2011

	2012	2011

Net income	$1,222,000	$725,000
Other comprehensive income, net of tax:
Foreign currency translation adjustment	121,000	30,000
Comprehensive income	$1,343,000	$755,000
Comprehensive income attributable to non-controlling interest	(268,000)	(165,000)
Comprehensive income attributable to NTS	$1,075,000	$590,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended April 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,222,000	$725,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,434,000	2,028,000
Amortization of debt issuance cost and debt discount	175,000	-
Allowance for doubtful accounts	87,000	67,000
Gain on investments	(9,000)	(96,000)
Deferred income taxes	(5,000)	(17,000)
Share based compensation	152,000	73,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(4,852,000)	(2,765,000)
Inventories	688,000	(311,000)
Prepaid expenses	47,000	(168,000)
Other assets	65,000	(905,000)
Income taxes receivable, net	723,000	(233,000)
Accounts payable	(3,040,000)	50,000
Accrued expenses	1,371,000	261,000
Deferred income	1,143,000	1,406,000
Deferred compensation	5,000	78,000
Net cash provided by operating activities	206,000	193,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,000,000)	(1,385,000)
Investment in life insurance	(1,000)	-
Cash surrender of insurance policy	476,000	-
Acquisition of Garwood Laboratories, net of cash aquired	(3,116,000)	-
Investment in retirement funds	-	(187,000)
Net cash used in investing activities	(4,641,000)	(1,572,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	7,111,000	872,000
Repayments of current and long-term debt	(2,165,000)	(867,000)
Proceeds from stock options exercised	34,000	-
Tax benefit from restricted stock issuance and stock options exercised	27,000	28,000
Net cash provided by financing activities	5,007,000	33,000
Effect of exchange rate changes on cash	121,000	30,000

Net increase (decrease) in cash and cash equivalents	693,000	(1,316,000)
Beginning cash and cash equivalents balance	4,335,000 (c)	8,924,000 (a)

ENDING CASH AND CASH EQUIVALENTS BALANCE	$5,028,000 (d)	$7,608,000 (b)

(a)	Cash and cash equivalents at January 31, 2011 includes cash from discontinued operations of $376,000.
(b)	Cash and cash equivalents at April 30, 2011 includes cash from discontinued operations of $464,000.
(c)	Cash and cash equivalents at January 31, 2012 includes cash from discontinued operations of $15,000.
(d)	Cash and cash equivalents at April 30, 2012 includes cash from discontinued operations of $18,000.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The statements presented as of April 30, 2012 and for the three months ended April 30, 2012 and 2011 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment became effective for the Company on February 1, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency.  During the three months ended April 30, 2012, total comprehensive income was $1,343,000 which included foreign currency translation gain of $121,000.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited formerly NICEIC Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.  The balance in noncontrolling interests as of January 31, 2012 was $1,381,000.  Net income attributable to noncontrolling interests for the three months ended April 30, 2012 was $268,000, resulting in a noncontrolling interest balance of $1,649,000 as of April 30, 2012.

6.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

7.	Intangible Assets

The following table summarizes the Company’s intangible assets as at April 30, 2012 and January 31, 2012:

	April 30, 2012				January 31, 2012
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$990,000	$651,000	$339,000	3-5 years	$790,000	$615,000	$175,000	3 years
Customer relationships	20,647,000	4,193,000	16,454,000	3-15 years	19,547,000	3,757,000	15,790,000	3-15 years
Accreditations and certifications	20,000	18,000	2,000	5 years	20,000	17,000	3,000	5 years
Trademarks and tradenames	258,000	60,000	198,000	3-10 years	258,000	50,000	208,000	3-10 years
GSA Schedule	800,000	110,000	690,000	10 years	800,000	90,000	710,000	10 years
Total	$22,715,000	$5,032,000	$17,683,000		$21,415,000	$4,529,000	$16,886,000

Intangible assets not subject to amortization:

Goodwill			$21,399,000				$19,444,000
Trademarks and tradenames			100,000				100,000
Total			$21,499,000				$19,544,000

8.	Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated and no further options will be granted under the 2002 stock option plan.

A summary of our stock option activity under the 2002 stock option plan and 2006 equity incentive plan as of April 30, 2012 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2012	484,050	$4.39	2.18	$438,000
Granted	-	-
Exercised	(10,000)	1.35
Canceled, forfeited or expired	-	-
Outstanding at April 30, 2012	474,050	$4.45	1.98	$498,000
Exercisable at April 30, 2012	474,050	$4.45	1.98	$498,000

There was no compensation expense related to stock options for the three months ended April 30, 2012 and 2011. As of April 30, 2012, there was no unamortized stock-based compensation expense related to unvested stock options, as the options are fully vested.

The Company’s restricted shares, which were issued under the 2006 equity incentive plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of operations, relating to these grants was $69,000 for the three months ended April 30, 2012.  As of April 30, 2012, 115,000 non-vested restricted shares were outstanding at a weighted average grant date value of $5.08. As of April 30, 2012, there was $429,000 of unamortized stock-based compensation cost related to these non-vested shares which is expected to be recognized over a remaining period of 41 months.

Shareholders Rights Plan

On September 21, 2010 our Board of Directors adopted a shareholders rights plan.  Pursuant to the Shareholders Rights Agreement entered into in order to effect the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock on the record date of October 1, 2010.  The rights also attach to subsequently issued shares of common stock. Each right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of the Company's Series A Junior Participating Preferred Stock, no par value ("Preferred Stock"), at a per-share exercise price of $30.00 in cash, subject to adjustment.  The rights will expire at the close of business on September 20, 2020, unless earlier redeemed or exchanged by the Company.  The Board will review the rights plan at least once every year to determine whether any action by the Board is necessary or appropriate.  This summary description of the shareholders rights plan does not purport to be complete and is qualified in its entirety by reference to the Shareholder Rights Agreement and the other documents referenced therein.

On September 12, 2011, the Company announced in a Current Report on Form 8-K that, unless the Rights Agreement has been previously terminated, the Board of Directors will submit the Shareholder Rights Agreement to the Company’s shareholders for approval on or before September 20, 2012.  Unless a Triggering Event shall have occurred before that date, the Board will take any action necessary to redeem all of the then outstanding Rights and effectively terminate the rights plan if the Shareholder Rights Agreement has not been ratified by a vote of the Company’s shareholders by September 20, 2012.

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

The following table summarizes the input levels that were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and embedded derivative at April 30, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$2,841,000	$2,841,000	$-	$-
Liability on earn-out for MSI acquisition	(100,000)	-	-	(100,000)
Liability on earn-out for Ingenium acquisition	(400,000)	-	-	(400,000)
Liability on earn-out for LTI acquisition	(500,000)	-	-	(500,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)
Embedded derivative in Mill Road debt	(61,000)	-	-	(61,000)

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligation at January 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,318,000	$3,318,000	$-	$-
Liability on earn-out for MSI acquisition	(100,000)	-	-	(100,000)
Liability on earn-out for Ingenium acquisition	(400,000)	-	-	(400,000)
Liability on earn-out for LTI acquisition	(500,000)	-	-	(500,000)
Embedded derivative in Mill Road debt	(61,000)	-	-	(61,000)

The fair value of the contingent earn-out consideration related to the MSI, Ingenium, LTI and Garwood acquisitions was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are considered to be Level 3 inputs.  Key assumptions in establishing the fair value of these liabilities include the discount rate and probability adjusted future revenues.

10.	Acquisition of Garwood Laboratories

On April 17, 2012, The Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. $750,000 of the purchase price was held back to secure Garwood’s indemnification obligations under the purchase agreement and is payable 18 months after closing. $1,175,000 of the purchase price was paid in the form of a promissory note which is due and payable to the seller on or before April 17, 2013. In addition to the base purchase price, the Company agreed to pay an additional earn-out consideration up to a maximum amount of $450,000 (earn-out) if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value or the earn-out liability at April 30, 2012. A working capital adjustment receivable has been recorded at a preliminary amount of $198,000.

The intangible assets acquired consist of customer relations of $1,100,000 which will be amortized over 10 years and a covenant not to compete of $200,000 which will be amortized over the 5-year life of the agreement. The valuation techniques that were used by the Company to determine the fair value of the assets acquired and liabilities assumed are a combination of the market approach, the income approach and the cost approach and therefore the fair value is based on level 3 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost). The Company used significant assumptions in the valuation techniques used including the discount rate and forecasted profitability.

The acquisition-related costs for the three months ended April 30, 2012 were $73,000 and were recorded to selling, general and administrative expense. Amortization of the goodwill and other intangibles on this transaction is not tax deductible. The Company’s consolidated statements of operations include Garwood’s results of operations for the period from April 17, 2012, the acquisition date, to April 30, 2012.

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities of Garwood as follows:

Cash paid	$3,165,000
Note payable	1,175,000
Purchase price held back	750,000
Working capital adjustment receivable	(198,000)
Estimated fair value of earn-out	200,000
Aggregate purchase price	$5,092,000

Cash	49,000
Account Recievable, net	593,000
Property, plant and equipment	3,138,000
Other assets	23,000
Intangible assets	1,300,000
Accounts payable	(157,000)
Accrued expenses	(131,000)
Deferred taxes	(1,678,000)

Estimated fair value of assets and liabilities acquired	3,137,000
Goodwill	$1,955,000

11.	Subsequent Events

Subsequent events have been evaluated up to and including the date these financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K.  Actual results, events and performance may differ materially from those anticipated in the forward looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  See the note at the beginning of this report.

Overview

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

NTS serves customers primarily in the aerospace, defense, telecommunications, automotive, energy, consumer products, commercial and industrial products and medical markets. The Company operates facilities throughout the United States and in Japan, Vietnam and Germany.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012 and the consolidated quarterly financial statements and notes thereto contained in this report.  All information in this report is based upon unaudited operating results of the Company for the three-month periods ended April 30, 2012 and 2011.

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

Testing services include a wide range of test capabilities for structures and airborne equipment. For structures, NTS has extensive capability and expertise in large component static and fatigue testing, including full scale airframe static and fatigue, sonic fatigue, vibration, modal, ground vibration, high pressure/high flow air and fluid compatibility. Airborne equipment testing spans the full range of RTCA DO-160 requirements, including static and dynamic, electromagnetic effects (EME, EMI, EMC), electrostatic discharge (ESD), environmental, material and system compatibility, high intensity radiated field (HIRF), indirect lightning effects and highly accelerated life testing/stress screening (HALT/HASS).

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

The Company’s initial sector focus in the aerospace market has been in the large commercial transport and general aviation sectors. NTS is increasingly providing engineering services that design, develop, test, and integrate pods and payloads for unmanned aerial systems (UAS). This group has expanded from airborne platforms into ground, sea (surface and subsurface), and robotic platforms. NTS has conducted test programs for UAS components, systems, payloads and completely integrated air vehicles. NTS is actively engaged in a variety of unmanned system test programs, and has performed environmental, vibration and EMI testing on a number of UAS systems.

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

Consumer Products.

NTS provides engineering design, test evaluation and domestic and international certification services for a broad array of consumer products normally procured for use in a residence, school and recreation environments. This typically includes personal computing, PC peripheral, residential networking and personal wireless devices. These products are subjected to a wide range of electromagnetic compatibility, product safety, reliability, usability, interoperability tests and certifications to assure market compliance, reliability and effective use. The Company has been approved as an exclusive independent test laboratory (ITL) to offer Internet TV Set-top Box multimedia over coax (MoCA) certification. The Company is the exclusive certifications provider for Sirius/XM Radio Ready program and holds a number of domestic and international test accreditations throughout its network of commercial laboratories. NTS is an accredited Telecommunication Certification Body (TCB) in North America and an appointed Notified Body for wireless devices in the European Union. With the increased integration of wireless technology into traditional consumer products, the dramatic population growth, income gains, global macroeconomic shifts and the urbanization in regions throughout Asia, Central and South America and Africa, NTS is well positioned to support the growing market spaces to which manufacturers are seeking to sell. The Company’s service offerings offer a ‘one-stop-shop’ to the consumer product market, ensuring a shorter time to market in the fierce ‘to market’ race manufacturers find themselves competing within.

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

Growth Strategy

Over the last few years, NTS restructured its executive leadership team and initiated a new growth strategy to provide significant focus on corporate development activities within the mid-to longer-term time horizon, while continuing to drive efficiencies and market penetration within the shorter-term fiscal planning time horizon.

NTS’ strategies for continued growth in fiscal 2013 include:

•	increasing market share through superior service;

•	investing in human resources and physical assets to strengthen existing capabilities;

•	enhancing utilization of resources;

•	adding new, innovative service offerings;

•	identifying, qualifying and acquiring businesses with the potential to add significant value

Recent Developments

Consolidated revenues for the three months ended April 30, 2012, were $43,453,000, an increase of $6,375,000 or 17.2% over the same period last year.  Despite continuing weakness in western economies, the majority of this increase came from organic growth particularly in the aerospace, automotive and energy markets.  The increased revenues combined with prudent cost controls resulted in net income for the period of $1,222,000.

During the fiscal quarter ended April 30, 2012, the Company continued the roll out of an integrated Enterprise Resource Planning or ERP solution across a number of its operating units.  The ERP solution is intended to improve internal controls over financial reporting in a number of respects.  The new system will provide a unified platform for financial and accounting information, superseding a number of disparate legacy systems.  The ERP solution will enable the Company to conduct more accounting operations on the system, and reduce the utilization of “off system” records such as accounting workpapers.  Finally the system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.  At April 30, 2012 the ERP system had been rolled out at 18 facilities.  The remaining facilities are expected to be integrated during fiscal 2013.

On April 17, 2012, The Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region.  The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. $750,000 of the purchase price was held back to secure Garwood’s indemnification obligations under the purchase agreement and is payable 18 months after closing. $1,175,000 of the purchase price was paid in the form of a promissory note which is due and payable to the seller on or before April 17, 2013. In addition to the base purchase price, the Company agreed to pay an additional earn-out consideration up to a maximum amount of $450,000 (earn-out) if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value or the earn-out liability at April 30, 2012. The purchase price was established based on a set amount of working capital in the business.  A working capital adjustment receivable has been recorded at a preliminary amount of $198,000.  The Company’s consolidated statement of operations includes the operations of Garwood from April 17, 2012 to April 30, 2012.

Unaudited Results of Operations for the Three Months Ended April 30, 2012

Revenues
REVENUES
Three months ended April 30,	2012	% Change	2011	Diff
(Dollars in thousands)
Total revenues	$43,453	17.2%	$37,078	$6,375

For the three months ended April 30, 2012, consolidated revenues increased by $6,375,000 or 17.2% when compared to the same period in fiscal 2012.  Organic revenues (revenues from businesses owned throughout both reporting periods) increased by $3,842,000 or 10.4% which was primarily related to an increase in the aerospace, automotive and energy markets. The Company’s aerospace business increased in part as a result of the federal government’s commercialization of the space program to private industry. Revenues from acquisitions were $2,533,000 or 6.8% from the purchase of Ingenium Testing on July 20, 2011, Lightning Technologies on September 1, 2011, and Garwood Laboratories on April 17, 2012.

Gross Profit
GROSS PROFIT
Three months ended April 30,	2012	% Change	2011	Diff
(Dollars in thousands)

Total	$11,321	22.2%	$9,261	$2,060
% to total revenues	26.1%		25.0%	1.1%

Gross profit for the three months ended April 30, 2012 increased by $2,060,000 or 22.2% when compared to the same period in fiscal 2012. Gross profit as a percentage of revenue, or gross margin, increased from 25.0% to 26.1%.  This increase in gross profit was primarily due to the increase in revenues discussed above as well as improvement at our MSI facility, which had experienced losses on contracts in the first quarter of fiscal 2012.

Selling, General & Administrative
SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,	2012	% Change	2011	Diff
(Dollars in thousands)

Total	$8,412	8.0%	$7,789	$623
% to total revenues	19.4%		21.0%	(1.6)%

Total selling, general and administrative expenses increased by $623,000 or 8.0% for the three months ended April 30, 2012 when compared to the same period in fiscal 2012. Selling, general and administrative expenses related to acquisitions were $379,000, consisting primarily of intangible amortization and legal expense.  The remaining increase of $244,000 or 3.1% was primarily due to an increase in compensation, severance and incentive related expense, partially offset by a decrease in legal expenses.

Operating Income
OPERATING INCOME
Three months ended April 30,	2012	% Change	2011	Diff
(Dollars in thousands)

Total	$2,896	94.0%	$1,493	$1,403
% to total revenues	6.7%		4.0%	2.6%

Operating income for the three months ended April 30, 2012 increased by $1,403,000 or 94.0% when compared to the same period in fiscal 2012, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expense.

Interest Expense

Net interest expense increased by $586,000 to $877,000 in the three months ended April 30, 2012 when compared to the same period in fiscal 2012. The increase was due to interest on additional borrowings, higher overall interest rates, as well as $175,000 in debt issuance cost and debt discount  amortization related to the Mill Road Capital financing and the Comerica senior credit facility.

Other Income

Other income was $28,000 for the three months ended April 30, 2012, consisting of various minor transactions.

Income Taxes

The income tax provision rate for the three months ended April 30, 2012 was 40.7% compared to 41.7% for the same period in the prior year.  Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

Net income for the three months ended April 30, 2012 was $1,222,000 compared to $725,000 for the same period in fiscal 2012. This increase was primarily due to higher operating income, partially offset by higher interest expense and income taxes.

For the three months ended April 30, 2012, net income attributable to noncontrolling interests was $268,000 compared to $165,000 in the prior year, an increase of $103,000 or 62.4%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the first quarter of fiscal year 2013.

Net income from continuing operations for the three months ended April 30, 2012 was $946,000 compared to $569,000 for the same period in fiscal 2012. This increase was primarily due to higher net income partially offset by the increase in net income attributable to noncontrolling interests.

On October 31, 2011, the Company closed its Calgary facility.  Net income from the discontinued Calgary operation for the three months ended April 30, 2012 was $8,000 compared to a $9,000 loss in the same period in fiscal 2012.

Net income attributable to NTS for the three months ended April 30, 2012 was $954,000 compared to $560,000 for the same period in fiscal 2012. This increase was primarily due to higher net income from continuing operations in the current quarter.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense or "adjusted EBITDA", was $5,518,000 for the first three months of fiscal 2013 compared to $3,643,000 in the same period for the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity.  Our senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  A reconciliation of the Company's adjusted EBITDA to net income for the three months ended April 30, 2012 and 2011 is included in the table below.

	Three months ended
	April 30,
	2012	2011

Net Income	$1,222,000	$725,000
Add
Interest	877,000	291,000
Taxes	833,000	526,000
Depreciation	1,931,000	1,707,000
Amortization	503,000	321,000
EBITDA	5,366,000	3,570,000
Add
Share based compensation	152,000	73,000
Adjusted EBITDA	$5,518,000	$3,643,000

Outlook

For fiscal 2013, the Company is projecting revenues of between $164 million and $169 million.  The Company also expects gross margins for the full fiscal year to be between 26.5% and 27.5% of revenues and Adjusted EBITDA to be between $20 million and $22 million.  Selling, general and administrative expenses are expected to decline as a percentage of revenue from fiscal year 2012.  Additionally, the Company does not expect acquisition and legal costs at the levels experienced in fiscal year 2012.

The foregoing outlook is based on management's expectations based on assumptions about market conditions and the Company's future operating performance, which the Company believes to be reasonable at this time.  The Company's business involves procuring and performing on larger contracts, the timing of receipt of those contracts can have a significant impact on operating results for any quarter. Consequently the Company's results may vary significantly from quarter to quarter.   In addition, changes in macroeconomic conditions, delays in government spending and other factors can cause actual results to vary from expectations.  See the note on "Forward-Looking Statements" at the beginning of this report.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Liquidity

At April 30, 2012 cash and cash equivalents were $5,028,000 compared to $4,335,000 at January 31, 2012. In addition, at April 30, 2012, investments and accounts receivable were $2,841,000 and $40,331,000, respectively, compared to $3,318,000 and $34,775,000 at January 31, 2012. At April 30, 2012 the Company had working capital of $34,095,000, compared to working capital of $30,898,000 at January 31, 2012.

Net cash provided by operating activities was $206,000 in the three months ended April 30, 2012 and consisted of net income of $1,222,000 adjusted for depreciation and amortization of $2,434,000, amortization of debt issuance cost and debt discount of $175,000, share-based compensation of $152,000 and allowance for doubtful accounts of $87,000, partially offset by changes in working capital, net of acquired assets and liabilities of $3,850,000, gain on investments of $9,000, deferred income taxes of $5,000.

Net cash used in investing activities in the three months ended April 30, 2012 was $4,641,000 and was primarily attributable to net cash used for acquisitions of businesses of $3,116,000 for the Garwood acquisition.  Additional cash used for investing activities included capital spending of $2,000,000 and investment in life insurance of $1,000, partially offset by cash surrender of insurance policy of $476,000.

Net cash provided by financing activities in the three months ended April 30, 2012 was $5,007,000 and consisted of proceeds from borrowing of $7,111,000, proceeds from stock options exercised of $34,000 and tax benefit from restricted stock issuance and stock options exercised of $27,000, partially offset by repayment of debt of $2,165,000.

Capital Resources

At April 30, 2012, the Company had cash and cash equivalents of $5,028,000 and working capital of $34,095,000.  In addition to its cash and cash generated from operations, the Company has a $65 million senior credit facility that is comprised of a $20 million term loan, a $25 million revolving credit line, and a $20 million acquisition line.  The senior credit facility is described in more detail under “Long-term Debt” below.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable.  At April 30, 2012, 85% of eligible accounts receivable was $19,885,000 and the amount of available credit under the revolving credit line on that date was $12,885,000.

Under the acquisition line, the Company can borrow for the purposes of financing eligible machinery or equipment.  Advances under the acquisition line can be made at up to 100% of the invoice cost of new eligible equipment and 80% of the invoice cost of used eligible equipment.  At April 30, 2012, the Company had borrowed $19,759,000 under the acquisition line and had available credit on that date of $241,000 that could be used to finance eligible acquisitions.

Long-term Debt

On November 10, 2010, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  Interest rates under the credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.  Commitment fees on the revolving credit line and acquisition line are 25 basis points and 35 basis points, respectively.

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital (MRC). Of the $14 million, $7 million was in the form of an interest-bearing, five-year subordinated note. The fair value of the $7 million in debt was estimated to be $5,960,000 as of June 27, 2011.

Debt as of April 30, 2012 and January 31, 2012 consisted of the following:

	April 30,2012	January 31,2012
Revolving credit line (a)	$7,000,000	$5,000,000
Term loan (b)	16,650,000	17,150,000
Acquisition credit line (c)	19,205,000	16,251,000
Mill Road debt (d)	6,504,000	6,337,000
Secured and other notes payable (e)	5,850,000	5,450,000
Subtotal	55,209,000	50,188,000
Less current installments	4,626,000	4,478,000
Total	$50,583,000	$45,710,000

(a)
The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio.  When interest is incurred at the Base Rate, interest is payable monthly in arrears on the first day of each month.  When interest is incurred at the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals).

(b)
The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). Excess cash flow payments as required under the credit agreement are applied to the term loan.

(c)
With respect to any credit advance under this line that is used to finance eligible acquisitions, the Company is required to make quarterly principal payments commencing one year after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. No principal payments are due during the first year. The amount of such quarterly principal payments is 1.25% of the aggregate original principal amount of such credit advance during the second year, increasing to 2.50% during the third year and increasing to 3.75% during the fourth and fifth years.

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at April 30, 2012 was $17,084,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make quarterly principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. The outstanding balance from equipment credit advances at April 30, 2012 was $2,121,000.

(d)
The outstanding principal and accrued and unpaid interest on the Mill Road subordinated note is due and payable on June 27, 2016.  Cash based interest accrues at a rate of 10.0% per annum and is payable quarterly.  Additional interest accrues at a rate of 5.0% per annum and is added automatically to the unpaid principal amount of the subordinated note on each date that cash interest is payable.  The outstanding balance at April 30, 2012 was $6,504,000 calculated based on the fair value of the debt.

(e)
The Company has an additional $4,720,000 at April 30, 2012 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 4.39% to 7.42%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,130,000 at April 30, 2012, stemming from the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

Substantially all of the Company’s assets are pledged as collateral to secure its outstanding long term debt.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission on May 1, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012, based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended April 30, 2012, the Company continued the roll out of an integrated Enterprise Resource Planning or ERP solution across a number of its operating units.  The ERP solution is intended to improve internal controls over financial reporting in a number of respects.  The new system will provide a unified platform for financial and accounting information, superseding a number of disparate legacy systems.  The ERP solution will enable the Company to conduct more accounting operations on the system, and reduce the utilization of “off system” records such as accounting workpapers.  Finally the system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.  At April 30, 2012 the ERP system had been rolled out at 18 facilities.  The remaining facilities are expected to be integrated during fiscal 2013.

Limitations of the Effectiveness

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.

ITEM 1A. RISK FACTORS

Please see the risk factors set for in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012 filed with the SEC on May 1 2012 for a discussion of factors which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Technical Systems, Inc.

Date: June 14, 2012	/s/ Raffy Lorentzian
Raffy Lorentzian, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Letter Agreement dated April 5, 2012 between National Technical Systems, Inc. and Raffy Lorentzian (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed with the Commission on May 1, 2012).

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

*      Furnished herewith.