Form 10-Q
period 2012-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2012-09-14
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 6, 2012
Common Stock, no par value	11,452,287 shares

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including information incorporated by reference, are “forward-looking statements.” Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our business, are forward-looking statements. Forward-looking statements in this report may include statements about:

•	anticipated results of operations including expected trends in our revenues, gross margins, operating expenses, adjusted EBITDA and net income;

•	the future actions of our competitors, including pricing decisions and new service offerings;

•	our ability to obtain future financing or capital when needed;

•	anticipated economic trends in the industries that we serve;

•	our ability to complete or achieve the anticipated benefits from acquisitions, business combinations, strategic partnerships, divestitures and other significant transactions.

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	July 31,	January 31,
	2012	2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,236,000	$4,335,000
Investments	3,142,000	3,318,000
Accounts receivable, less allowance for doubtful accounts of $800,000 at July 31, 2012 and $671,000 at January 31, 2012	42,316,000	34,775,000
Income taxes receivable, net	398,000	2,691,000
Inventories, net	3,451,000	4,247,000
Deferred income taxes	4,069,000	3,900,000
Prepaid expenses	2,948,000	2,964,000
Total current assets	60,560,000	56,230,000

Property, plant and equipment, at cost	143,878,000	137,131,000
Less: accumulated depreciation	(82,913,000)	(78,979,000)
Net property, plant and equipment	60,965,000	58,152,000

Goodwill	21,799,000	19,444,000
Intangible assets, net	17,177,000	16,986,000
Other assets	1,743,000	1,891,000

TOTAL ASSETS	$162,244,000	$152,703,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,675,000	$10,708,000
Accrued expenses	10,801,000	8,129,000
Deferred income	2,662,000	2,017,000
Current installments of long-term debt	5,100,000	4,478,000
Total current liabilities	25,238,000	25,332,000

Long-term debt, excluding current installments	49,850,000	45,710,000
Deferred income taxes	15,465,000	13,490,000
Deferred compensation	1,733,000	1,672,000
Other long-term liabilites	1,850,000	1,800,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,375,000 as of July 31, 2012 and 11,306,000 as of January 31, 2012	28,912,000	28,654,000
Retained earnings	37,408,000	34,852,000
Accumulated other comprehensive loss	(97,000)	(188,000)
Total shareholders' equity	66,223,000	63,318,000
Noncontrolling interests	1,885,000	1,381,000
Total equity	68,108,000	64,699,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$162,244,000	$152,703,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Net revenues	$47,329,000	$37,516,000	$90,782,000	$74,594,000
Cost of sales	34,519,000	28,448,000	66,651,000	56,265,000
Gross profit	12,810,000	9,068,000	24,131,000	18,329,000

Selling, general and administrative expense	8,667,000	7,065,000	17,079,000	14,854,000
Equity loss from non-consolidated subsidiary	123,000	24,000	136,000	3,000
Operating income	4,020,000	1,979,000	6,916,000	3,472,000
Other income (expense):
Interest expense, net	(922,000)	(548,000)	(1,799,000)	(839,000)
Other income (expense), net	65,000	(84,000)	93,000	(26,000)
Total other income (expense), net	(857,000)	(632,000)	(1,706,000)	(865,000)

Income before income taxes and noncontrolling interests	3,163,000	1,347,000	5,210,000	2,607,000
Income taxes	1,313,000	632,000	2,146,000	1,158,000

Net income from continuing operations	1,850,000	715,000	3,064,000	1,449,000
(Loss) income from discontinued operations, net of tax	(12,000)	234,000	(4,000)	225,000
Net income	1,838,000	949,000	3,060,000	1,674,000

Net income attributable to noncontrolling interests	(236,000)	(213,000)	(504,000)	(378,000)

Net income attributable to NTS	$1,602,000	$736,000	$2,556,000	$1,296,000

Net income from continuing operations attributable to NTS	$1,614,000	$502,000	$2,560,000	$1,071,000
Net loss from discontinued operations attributable to NTS	$(12,000)	$234,000	$(4,000)	$225,000

Basic earnings attributable to NTS per common share:
Net income from continuing operations	$0.14	$0.05	$0.23	$0.10
Net income from discontinued operations	-	0.02	-	0.02
Net income attributable to NTS	$0.14	$0.07	$0.23	$0.12

Diluted earnings attributable to NTS per common share:
Net income from continuing operations	$0.14	$0.05	$0.22	$0.10
Net income from discontinued operations	-	0.02	-	0.02
Net income attributable to NTS	$0.13	$0.07	$0.22	$0.12

Weighted average common shares outstanding	11,340,000	10,616,000	11,330,000	10,429,000
Dilutive effect of stock options, nonvested shares and warrants	552,000	395,000	531,000	404,000
Weighted average common shares outstanding, assuming dilution	11,892,000	11,011,000	11,861,000	10,833,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	July 31,		July 31,

Net income	$1,838,000	$949,000	$3,060,000	$1,674,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(30,000)	(28,000)	91,000	2,000
Comprehensive income	$1,808,000	$921,000	$3,151,000	$1,676,000
Comprehensive income attributable to non-controlling interest	(236,000)	(213,000)	(504,000)	(378,000)
Comprehensive income attributable to NTS	$1,572,000	$708,000	$2,647,000	$1,298,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,060,000	$1,674,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,943,000	4,041,000
Amortization of debt issuance cost and debt discount	344,000	40,000
Allowance for doubtful accounts	129,000	62,000
Gain on investments	(37,000)	(42,000)
Deferred income taxes	128,000	135,000
Share based compensation	572,000	348,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(6,879,000)	(987,000)
Inventories	796,000	144,000
Prepaid expenses	(182,000)	(687,000)
Other assets	190,000	38,000
Income taxes receivable, net	2,293,000	(307,000)
Accounts payable	(4,190,000)	(1,359,000)
Accrued expenses	(268,000)	(1,018,000)
Deferred income	645,000	1,165,000
Deferred compensation	61,000	166,000
Net cash provided by operating activities	1,605,000	3,413,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,609,000)	(2,390,000)
Investment in life insurance	(1,000)	-
Cash surrender of insurance policy	476,000	-
Acquisition of businesses, net of cash aquired	(3,116,000)	(9,833,000)
Investment in retirement funds	(281,000)	(344,000)
Net cash used in investing activities	(6,531,000)	(12,567,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	10,579,000	4,655,000
Repayments of current and long-term debt	(5,963,000)	(8,226,000)
Proceeds from Mill Road financing, net	-	12,637,000
Proceeds from stock options exercised	65,000	90,000
Tax benefit from restricted stock issuance and stock options exercised	55,000	82,000
Net cash provided by financing activities	4,736,000	9,238,000
Effect of exchange rate changes on cash	91,000	2,000

Net (decrease) increase in cash and cash equivalents	(99,000)	86,000
Beginning cash and cash equivalents balance	4,335,000 (c)	8,924,000 (a)

ENDING CASH AND CASH EQUIVALENTS BALANCE	$4,236,000 (d)	$9,010,000 (b)

(a)	Cash and cash equivalents at January 31, 2011 includes cash from discontinued operations of $376,000.
(b)	Cash and cash equivalents at July 31, 2011 includes cash from discontinued operations of $223,000.
(c)	Cash and cash equivalents at January 31, 2012 includes cash from discontinued operations of $15,000.
(d)	Cash and cash equivalents at July 31, 2012 includes cash from discontinued operations of $5,000.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The statements presented as of July 31, 2012 and for the three and six months ended July 31, 2012 and 2011 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the prior guidance that permitted the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendment became effective for the Company on February 1, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

4.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

5.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. owned by Ascertiva Group Limited formerly NICEIC Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.  The balance in noncontrolling interests as of January 31, 2012 was $1,381,000.  Net income attributable to noncontrolling interests for the six months ended July 31, 2012 was $504,000, resulting in a noncontrolling interest balance of $1,885,000 as of July 31, 2012.

6.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

7.	Intangible Assets

The following table summarizes the Company’s intangible assets as at July 31, 2012 and January 31, 2012:

	July 31, 2012				January 31, 2012
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$990,000	$675,000	$315,000	3-5 years	$790,000	$615,000	$175,000	3 years
Customer relationships	20,547,000	4,645,000	15,902,000	3-15 years	19,547,000	3,757,000	15,790,000	3-15 years
Accreditations and certifications	20,000	18,000	2,000	5 years	20,000	17,000	3,000	5 years
Trademarks and tradenames	258,000	70,000	188,000	3-10 years	258,000	50,000	208,000	3-10 years
GSA Schedule	800,000	130,000	670,000	10 years	800,000	90,000	710,000	10 years
Total	$22,615,000	$5,538,000	$17,077,000		$21,415,000	$4,529,000	$16,886,000

Intangible assets not subject to amortization:

Goodwill			$21,799,000				$19,444,000
Trademarks and tradenames			100,000				100,000
Total			$21,899,000				$19,544,000

8.	Accrued Expenses

A summary of accrued expenses at July 31, 2012 and January 31, 2012:

	July 31, 2012	January 31, 2012
Compensation and employee benefits	$6,031,000	$5,608,000
Garwood note payable	1,175,000	-
LTI holdback	900,000	-
Other	2,695,000	2,521,000
Total accrued expenses	$10,801,000	$8,129,000

9.	Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated and no further options will be granted under the 2002 stock option plan.

A summary of our stock option activity under the 2002 stock option plan and 2006 equity incentive plan as of July 31, 2012 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2012	484,050	$4.39	2.18	$438,000
Granted	-	-
Exercised	(23,000)	1.95
Canceled, forfeited or expired	(2,500)	2.19
Outstanding at July 31, 2012	458,550	$4.52	1.78	$1,068,000
Exercisable at July 31, 2012	458,550	$4.52	1.78	$1,068,000

There was no compensation expense related to stock options for the six months ended July 31, 2012 and 2011. As of July 31, 2012, there was no unamortized stock-based compensation expense related to unvested stock options, as all outstanding options are fully vested.

The Company has issued restricted shares under the 2006 equity incentive plan.  As of July 31, 2012, 76,000 non-vested restricted shares were outstanding at a weighted average grant date value of $5.28. The outstanding restricted shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of operations, relating to these grants was $138,000 for the six months ended July 31, 2012.  As of July 31, 2012, there was $359,000 of unamortized stock-based compensation cost related to these non-vested shares which is expected to be recognized over a remaining period of 38 months.

Shareholders Rights Plan

On September 21, 2010 our Board of Directors adopted a shareholders rights plan.  Pursuant to the Shareholders Rights Agreement entered into in order to effect the rights plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of common stock on the record date of October 1, 2010.  The rights also attach to subsequently issued shares of common stock. Each right, when it became exercisable, entitled the registered holder to purchase from the Company one one-hundredth (1/100th) of a share of the Company's Series A Junior Participating Preferred Stock, no par value ("Preferred Stock"), at a per-share exercise price of $30.00 in cash, subject to adjustment.

10.	Fair Value Measurement

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

The following table summarizes the input levels that were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and embedded derivative at July 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,142,000	$3,142,000	$-	$-
Liability on earn-out for MSI acquisition	(100,000)	-	-	(100,000)
Liability on earn-out for Ingenium acquisition	(400,000)	-	-	(400,000)
Liability on earn-out for LTI acquisition	(500,000)	-	-	(500,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)
Embedded derivative in Mill Road debt	(61,000)	-	-	(61,000)

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

11.	Acquisition of Garwood Laboratories

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. The Company also issued a promissory note for $1,175,000 which is due to the seller on April 17, 2013 and is included in accrued expenses in the accompanying balance sheet. The Company has withheld $750,000 of the purchase price for 18 months after closing to secure Garwood’s indemnification obligations under the purchase agreement. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value of the earn-out liability at July 31, 2012. A working capital adjustment receivable has been recorded at a preliminary amount of $198,000.

The intangible assets acquired consist of customer relations of $1,000,000 which will be amortized over 10 years and a covenant not to compete of $200,000 which will be amortized over the 5-year life of the agreement. The valuation techniques that were used by the Company to determine the fair value of the assets acquired and liabilities assumed are a combination of the market approach, the income approach and the cost approach and therefore the fair value is based on level 3 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost). The Company used significant assumptions in the valuation techniques used including the discount rate and forecasted profitability.

The acquisition-related costs for the six months ended July 31, 2012 were $73,000 and were recorded to selling, general and administrative expense. As planned at the time of the acquisition, the Company also expects to incur a cost of approximately $300,000 to move equipment to other labs and such amount has been recorded as goodwill. Amortization of the goodwill and other intangibles on this transaction is not tax deductible. The Company’s consolidated statements of operations include Garwood’s results of operations for the period from April 17, 2012, the acquisition date, to July 31, 2012.

The fair values of the acquired assets have not been finalized pending further information that may impact the valuation of certain assets or liabilities. The Company has preliminarily estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities of Garwood as follows:

	Preliminary Estimated Purchase Price and Purchase Accounting	Subsequent Change in Valuation Estimates	Revised Purchase Price and Purchase Accounting
	April 30, 2012		July 31, 2012

Cash paid	$3,165,000	$-	$3,165,000
Note payable	1,175,000	-	1,175,000
Purchase price held back	750,000	-	750,000
Working capital adjustment receivable	(198,000)	-	(198,000)
Estimated fair value of earn-out	200,000	-	200,000
Aggregate purchase price	$5,092,000	$-	$5,092,000

Cash	49,000	-	49,000
Account Receivable, net	593,000	-	593,000
Property, plant and equipment	3,138,000	-	3,138,000
Other assets	23,000	-	23,000
Intangible assets (a)	1,300,000	(100,000)	1,200,000
Accounts payable	(157,000)	-	(157,000)
Accrued expenses	(131,000)	-	(131,000)
Relocation expense (b)	-	(300,000)	(300,000)
Deferred taxes	(1,678,000)	-	(1,678,000)

Estimated fair value of assets and liabilities acquired	3,137,000	(400,000)	2,737,000
Goodwill	$1,955,000	$400,000	$2,355,000

(a)	Change due to final valuation of customer relations intangible.
(b)	Estimated relocation expense for excess assets. The Company is in the process of closing the Pico Rivera facility, and is redistributing excess assets to be utilized at other NTS facilities.

12.	Subsequent Events

On August 24, 2012 the Company entered into an amendment to the Shareholder Rights Agreement dated as of September 21, 2010, between National Technical Systems, Inc., and Computershare Trust Company, N.A., as Rights Agent. The Amendment accelerates the final expiration date of the rights issued to the close of business on August 24, 2012. As a result of the Amendment, the Rights are no longer outstanding and are not exercisable.

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

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012 and the consolidated quarterly financial statements and notes thereto contained in this report.  All information in this report is based upon unaudited operating results of the Company for the three and six-month periods ended July 31, 2012 and 2011.

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

Energy.

NTS offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering, and scientific problems in the areas of nuclear energy, renewable energy, energy storage and smartgrid. The services provided are:

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

NTS’ strategies for continued growth include:

•	increasing market share through superior service;

•	investing in human resources and physical assets to strengthen existing capabilities;

•	enhancing utilization of resources;

•	adding new, innovative service offerings;

•	identifying, qualifying and acquiring businesses with the potential to add significant value

Recent Developments

Consolidated revenues for the six months ended July 31, 2012, were $90,782,000, an increase of $16,188,000 or 21.7% over the same period last year.  Despite continuing weakness in western economies, the majority of this increase came from organic growth particularly in the aerospace and energy markets.  The increased revenues combined with prudent cost controls resulted in net income for the period of $3,060,000.

During the fiscal quarter ended July 31, 2012, the Company continued the implementation of an integrated Enterprise Resource Planning or ERP solution across a number of its operating units.  The ERP solution will provide a unified platform for financial and accounting information, superseding a number of disparate legacy systems.  The ERP solution will enable the Company to conduct more accounting operations on the system, and reduce the utilization of “off system” records such as accounting workpapers.  Finally the system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.  At July 31, 2012 the ERP system had been implemented at 25 facilities.  The remaining two facilities are expected to be integrated during fiscal 2013.

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. The Company also issued a promissory note for $1,175,000 which is due to the seller on April 17, 2013. The Company has withheld $750,000 of the purchase price for 18 months after closing to secure Garwood’s indemnification obligations under the purchase agreement. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 (earn-out) if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value of the earn-out liability at July 31, 2012. A working capital adjustment receivable has been recorded at a preliminary amount of $198,000.  The Company’s consolidated statement of operations includes the operations of Garwood from April 17, 2012 to July 31, 2012.

Unaudited Results of Operations for the Six Months Ended July 31, 2012

Revenues

REVENUES
Six months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)
Total revenues	$90,782	$74,594	$16,188	21.7%

For the six months ended July 31, 2012, consolidated revenues increased by $16,188,000 or 21.7% when compared to the same period in the prior year.  Organic revenues (revenues from businesses owned throughout both reporting periods) increased by $10,035,000 or 13.5% which was primarily related to an increase in the aerospace and energy markets. Revenues from acquisitions were $6,154,000 or 8.2% from the purchase of Ingenium Testing on July 20, 2011, Lightning Technologies on September 1, 2011, and Garwood Laboratories on April 17, 2012.

Gross Profit

GROSS PROFIT
Six months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$24,131	$18,329	$5,802	31.7%
% to total revenues	26.6%	24.6%

Gross profit for the six months ended July 31, 2012 increased by $5,802,000 or 31.7% when compared to the same period in the prior year. Gross profit as a percentage of revenue, or gross margin, increased to 26.6% from 24.6% in the prior year. This increase in gross profit was primarily due to better leverage of fixed costs with the increased level in revenues, somewhat offset by pricing pressure in some markets.

Selling, General & Administrative

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$17,079	$14,854	$2,225	15.0%
% to total revenues	18.8%	19.9%

Total selling, general and administrative expenses increased by $2,225,000 or 15.0% for the six months ended July 31, 2012 when compared to the same period in the prior year. The increase was primarily due to higher compensation and incentive related expense, especially in the sales and marketing areas to support the increasing sales levels, as well as increased amortization expense as a result of recent acquisitions, partially offset by a decrease in legal expenses.

Operating Income

OPERATING INCOME
Six months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$6,916	$3,472	$3,444	99.2%
% to total revenues	7.6%	4.7%

Operating income for the six months ended July 31, 2012 increased by $3,444,000 or 99.2% when compared to the same period in the prior year, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expense.

Interest Expense

Net interest expense was $1,799,000 in the six months ended July 31, 2012, an increase of $960,000 when compared to the same period in the prior year. The increase was due to interest on additional borrowings, higher overall interest rates, as well as $344,000 in debt issuance cost and debt discount  amortization related to the Mill Road Capital financing and the Comerica senior credit facility.

Other Income

Other income was $93,000 for the six months ended July 31, 2012, consisting of various minor transactions.

Income Taxes

The income tax provision rate for the six months ended July 31, 2012 was 41.2% compared to 44.4% for the same period in the prior year.  Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

Net income from continuing operations for the six months ended July 31, 2012 was $3,064,000 compared to $1,449,000 for the same period in the prior year. This increase was primarily due to higher operating income partially offset by higher interest expense and income taxes.

On October 31, 2011, the Company closed its Calgary facility.  Net loss from the discontinued Calgary operation for the six months ended July 31, 2012 was $4,000 compared to a net gain of $225,000 in the same period in the prior year.

Net income for the six months ended July 31, 2012 was $3,060,000 compared to $1,674,000 for the same period in the prior year.

For the six months ended July 31, 2012, net income attributable to noncontrolling interests was $504,000 compared to $378,000 for the same period in the prior year, an increase of $126,000 or 33.3%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year.

Net income attributable to NTS for the six months ended July 31, 2012 was $2,556,000 compared to $1,296,000 for the same period in the prior year.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense or "adjusted EBITDA", was $12,520,000 for the first six months of fiscal 2013 compared to $8,060,000 in the same period for the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity.  Our senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  A reconciliation of the Company's adjusted EBITDA to net income for the six months ended July 31, 2012 and 2011 is included in the table below.

	Six months ended
	July 31,
	2012	2011

Net Income	$3,060,000	$1,674,000
Add
Interest	1,799,000	839,000
Taxes	2,146,000	1,158,000
Depreciation	3,934,000	3,403,000
Amortization	1,009,000	638,000
EBITDA	11,948,000	7,712,000
Add
Share based compensation	572,000	348,000
Adjusted EBITDA	$12,520,000	$8,060,000

Unaudited Results of Operations for the Three Months Ended July 31, 2012

Revenues

REVENUES
Three months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)
Total revenues	$47,329	$37,516	$9,813	26.2%

For the three months ended July 31, 2012, consolidated revenues increased by $9,813,000 or 26.2% when compared to the same period in the prior year.  Organic revenues (revenues from businesses owned throughout both reporting periods) increased by $6,192,000 or 16.5% which was primarily related to an increase in the aerospace and energy markets. Revenues from acquisitions were $3,621,000 or 9.7%  from the purchase of Ingenium Testing on July 20, 2011, Lightning Technologies on September 1, 2011, and Garwood Laboratories on April 17, 2012.

Gross Profit

GROSS PROFIT
Three months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$12,810	$9,068	$3,742	41.3%
% to total revenues	27.1%	24.2%

Gross profit for the three months ended July 31, 2012 increased by $3,742,000 or 41.3% when compared to the same period in the prior year. Gross profit as a percentage of revenue, or gross margin, increased to 27.1% from 24.2% in the prior year.  This increase in gross profit was primarily due to better leverage of fixed costs with the increased level in revenues, somewhat offset by pricing pressure in some markets.

Selling, General & Administrative

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$8,667	$7,065	$1,602	22.7%
% to total revenues	18.3%	18.8%

Total selling, general and administrative expenses increased by $1,602,000 or 22.7% for the three months ended July 31, 2012 when compared to the same period in the prior year. The increase was primarily due to higher compensation and incentive related expense, especially in the sales and marketing areas to support the increasing sales levels, as well as increased amortization expense as a result of recent acquisitions, partially offset by a decrease in legal expenses.

Operating Income

OPERATING INCOME
Three months ended July 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$4,020	$1,979	$2,041	103.1%
% to total revenues	8.5%	5.3%

Operating income for the three months ended July 31, 2012 increased by $2,041,000 or 103.1% when compared to the same period in the prior year, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expense.

Interest Expense

Net interest expense was $922,000 in the three months ended July 31, 2012, an increase of $374,000 when compared to the same period in the prior year. The increase was due to interest on additional borrowings, higher overall interest rates, as well as $171,000 in debt issuance cost and debt discount  amortization related to the Mill Road Capital financing and the Comerica senior credit facility.

Other Income

Other income was $65,000 for the three months ended July 31, 2012, consisting of various minor transactions.

Income Taxes

The income tax provision rate for the three months ended July 31, 2012 was 41.5% compared to 46.9% for the same period in the prior year.  Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

 Net income from continuing operations for the three months ended July 31, 2012 was $1,850,000 compared to $715,000 for the same period in the prior year. This increase was primarily due to higher operating income partially offset by higher interest expense and income taxes.

On October 31, 2011, the Company closed its Calgary facility.  Net loss from the discontinued Calgary operation for the three months ended July 31, 2012 was $12,000 compared to a net gain of $234,000 in the same period in the prior year.

Net income for the three months ended July 31, 2012 was $1,838,000 compared to $949,000 for the same period in the prior year.

For the three months ended July 31, 2012, net income attributable to noncontrolling interests was $236,000 compared to $213,000 for the same period in the prior year, an increase of $23,000 or 10.8%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year.

Net income attributable to NTS for the three months ended July 31, 2012 was $1,602,000 compared to $736,000 for the same period in the prior year.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense or "adjusted EBITDA", was $7,002,000 for the three months ended July 31, 2012 compared to $4,417,000 in the same period for the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity.  Our senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  A reconciliation of the Company's adjusted EBITDA to net income for the three months ended July 31, 2012 and 2011 is included in the table below.

	Three months ended
	July 31,
	2012	2011

Net Income	$1,838,000	$949,000
Add
Interest	922,000	548,000
Taxes	1,313,000	632,000
Depreciation	2,003,000	1,696,000
Amortization	506,000	317,000
EBITDA	6,582,000	4,142,000
Add
Share based compensation	420,000	275,000
Adjusted EBITDA	$7,002,000	$4,417,000

Outlook

For fiscal 2013, the Company provided annual guidance that it expected to generate (i) revenues of between $164 million and $169 million, (ii) gross margins between 26.5 percent and 27.5 percent of revenues, and (iii) Adjusted EBITDA between $20 million and $22 million.  Based on its results of operations through the second quarter, management continues to believe that the Company’s performance will meet the annual guidance and may exceed the targeted range in revenues and Adjusted EBITDA.

The foregoing outlook is based on management's expectations based on assumptions about market conditions and the Company's future operating performance, which the Company believes to be reasonable at this time.  The Company's business involves procuring and performing on large contracts, and the timing of receipt of those contracts can have a significant impact on operating results for any quarter. Consequently the Company's results may vary significantly from quarter to quarter.   In addition, changes in macroeconomic conditions, delays in government spending and other factors can cause actual results to vary from expectations.  See the note on "Forward-Looking Statements" at the beginning of this report.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Liquidity

At July 31, 2012 cash and cash equivalents were $4,236,000 compared to $4,335,000 at January 31, 2012. In addition, at July 31, 2012, investments and accounts receivable were $3,142,000 and $42,316,000, respectively, compared to $3,318,000 and $34,775,000 at January 31, 2012.  At July 31, 2012 the Company had working capital of $35,322,000, compared to working capital of $30,898,000 at January 31, 2012.

Net cash provided by operating activities was $1,605,000 in the six months ended July 31, 2012 and consisted of net income of $3,060,000 adjusted for depreciation and amortization of $4,943,000, share-based compensation of $572,000, amortization of debt issuance cost and debt discount of $344,000, allowance for doubtful accounts of $129,000 and deferred income taxes of $128,000, partially offset by changes in working capital, net of acquired assets and liabilities of $7,534,000 and gain on investments of $37,000.

Net cash used in investing activities in the six months ended July 31, 2012 was $6,531,000 and was primarily attributable to capital spending of $3,609,000, net cash used of $3,116,000  for the acquisition of Garwood, investment in retirement funds of $281,000 and investment in life insurance of $1,000, partially offset by cash surrender of insurance policy of $476,000.

Net cash provided by financing activities in the six months ended July 31, 2012 was $4,736,000 and consisted of proceeds from borrowing of $10,579,000, proceeds from stock options exercised of $65,000 and tax benefit from restricted stock issuance and stock options exercised of $55,000, partially offset by repayment of debt of $5,963,000.

Capital Resources

At July 31, 2012, the Company had cash and cash equivalents of $4,236,000 and working capital of $35,322,000.  In addition to its cash and cash generated from operations, the Company has a $65 million senior credit facility that is comprised of a $20 million term loan, a $25 million revolving credit line, and a $20 million acquisition line.  The senior credit facility is described in more detail under “Long-term Debt” below.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable.  At July 31, 2012, 85% of eligible accounts receivable was $20,209,000 and the amount of available credit under the revolving credit line on that date was $12,709,000.

Under the acquisition line, the Company can borrow for the purposes of financing eligible machinery or equipment.  Advances under the acquisition line can be made at up to 100% of the invoice cost of new eligible equipment and 80% of the invoice cost of used eligible equipment.  At July 31, 2012, the Company had borrowed $19,759,000 under the acquisition line.

Long-term Debt

On November 10, 2010, the Company obtained a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  Interest rates under the credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.  Commitment fees on the revolving credit line and acquisition line are 25 basis points and 35 basis points, respectively.

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital. Of the $14 million, $7 million was in the form of an interest-bearing, five-year subordinated note. The fair value of the $7 million in debt was estimated to be $5,960,000 as of June 27, 2011.

Debt as of July 31, 2012 and January 31, 2012 consisted of the following:

	July 31, 2012	January 31, 2012
Revolving credit line (a)	$7,500,000	$5,000,000
Term loan (b)	15,300,000	17,150,000
Acquisition and equipment credit line:(c)
Acquistition	17,002,000	14,000,000
Machinery and equipment	1,992,000	2,251,000
Mill Road debt (d)	6,668,000	6,337,000
Secured and other notes payable (e)	6,488,000	5,450,000
Subtotal	54,950,000	50,188,000
Less current installments	5,100,000	4,478,000
Total	$49,850,000	$45,710,000

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

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at July 31, 2012 was $17,002,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make quarterly principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. The outstanding balance from equipment credit advances at July 31, 2012 was $1,992,000.

(d)
The outstanding principal and accrued and unpaid interest on the Mill Road subordinated note is due and payable on June 27, 2016.  Cash based interest accrues at a rate of 10.0% per annum and is payable quarterly.  Additional interest accrues at a rate of 5.0% per annum and is added automatically to the unpaid principal amount of the subordinated note on each date that cash interest is payable.  The outstanding balance at July 31, 2012 was $6,668,000 calculated based on the fair value of the debt.

(e)
The Company has an additional $5,455,000 at July 31, 2012 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 4.39% to 7.42%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $1,033,000 at July 31, 2012, stemming from the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes in Internal Controls Over Financial Reporting

During the six months ended July 31, 2012, the Company continued the implementation of an integrated Enterprise Resource Planning or ERP solution across a number of its operating units.  The ERP solution is intended to provide a unified platform for financial and accounting information, superseding a number of disparate legacy systems.  The ERP solution will enable the Company to conduct more accounting operations on the system, and reduce the utilization of “off system” records such as accounting workpapers.  Finally the system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.  At July 31, 2012 the ERP system had been implemented at 25 facilities.  The remaining two facilities are expected to be integrated during fiscal 2013.

On July 25, 2012, we appointed Mr. Michael El-Hillow as our Chief Financial Officer.  Mr. El-Hillow, 60, is a certified public accountant, with nearly two decades of experience as a Chief Financial Officer of public companies including in high technology and engineering environments. He also has 16 years' experience working for Ernst & Young, LLP a global leader in assurance, tax, transaction and advisory services.  Mr. El-Hillow succeeded Raffy Lorentzian who entered into a separation agreement with the company on April 5, 2012. Mr. Lorentzian no longer serves as our Chief Financial Officer following Mr. El-Hillow’s appointment. This change in personnel resulted in no changes in the design or operation of internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Please see the risk factors set for in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012 filed with the SEC on May 1, 2012 for a discussion of factors which could materially affect our business, financial position and results of operations.

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

National Technical Systems, Inc.

Date: September 14, 2012	/s/ Michael El-Hillow
Michael El-Hillow, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

4.1
Shareholder Rights Agreement dated September 21, 2010 between National Technical Systems, Inc. and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 of the registrant’s current report on Form 8-K filed on September 22, 2010).

4.2
Amendment No. 3 to Shareholder Rights Agreement dated August 24, 2012 between National Technical Systems, Inc. and Computershare Trust Company, N.A. as Rights Agent as Rights Agent (incorporated by reference to Exhibit 4.2 of the registrant’s current report on Form 8-K filed on August 28, 2012).

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