Form 10-Q
period 2012-10-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2012-12-11
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at December 7, 2012
Common Stock, no par value	11,507,787 shares

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

i

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

ii

A.  PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	October 31,	January 31,
	2012	2012
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,313,000	$4,335,000
Investments	3,244,000	3,318,000
Accounts receivable, less allowance for doubtful accounts of $980,000 at October 31, 2012 and $671,000 at January 31, 2012	45,918,000	34,775,000
Income taxes receivable, net	-	2,691,000
Inventories, net	1,612,000	4,247,000
Deferred income taxes	4,143,000	3,900,000
Prepaid expenses	2,880,000	2,964,000
Total current assets	64,110,000	56,230,000

Property, plant and equipment, at cost	145,535,000	137,131,000
Less: accumulated depreciation	(84,881,000)	(78,979,000)
Net property, plant and equipment	60,654,000	58,152,000

Goodwill	21,799,000	19,444,000
Intangible assets, net	16,678,000	16,986,000
Other assets	1,693,000	1,891,000

TOTAL ASSETS	$164,934,000	$152,703,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,354,000	$10,708,000
Accrued expenses	12,208,000	8,129,000
Income taxes payable	1,034,000	-
Deferred income	2,537,000	2,017,000
Current installments of long-term debt	5,350,000	4,478,000
Total current liabilities	27,483,000	25,332,000

Long-term debt, excluding current installments	47,692,000	45,710,000
Deferred income taxes	15,629,000	13,490,000
Deferred compensation	1,803,000	1,672,000
Other long-term liabilites	1,750,000	1,800,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,424,000 as of October 31, 2012 and 11,306,000 as of January 31, 2012	29,156,000	28,654,000
Paid-in capital	-	-
Retained earnings	39,594,000	34,852,000
Accumulated other comprehensive loss	(163,000)	(188,000)
Total shareholders' equity	68,587,000	63,318,000
Noncontrolling interests	1,990,000	1,381,000
Total equity	70,577,000	64,699,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$164,934,000	$152,703,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net revenues	$49,921,000	$40,498,000	$140,703,000	$115,092,000
Cost of sales	35,944,000	31,030,000	102,595,000	87,295,000
Gross profit	13,977,000	9,468,000	38,108,000	27,797,000

Selling, general and administrative expense	9,294,000	7,681,000	26,373,000	22,537,000
Equity loss from non-consolidated subsidiary	79,000	9,000	215,000	10,000
Operating income	4,604,000	1,778,000	11,520,000	5,250,000
Other income (expense):
Interest expense, net	(846,000)	(722,000)	(2,645,000)	(1,561,000)
Other income (expense), net	734,000	(185,000)	827,000	(211,000)
Total other income (expense), net	(112,000)	(907,000)	(1,818,000)	(1,772,000)

Income before income taxes and noncontrolling interests	4,492,000	871,000	9,702,000	3,478,000
Income taxes	2,003,000	229,000	4,149,000	1,387,000

Net income from continuing operations	2,489,000	642,000	5,553,000	2,091,000
Income (loss) from discontinued operations, net of tax	1,000	(547,000)	(3,000)	(322,000)
Net income	2,490,000	95,000	5,550,000	1,769,000

Net income attributable to noncontrolling interests	(304,000)	(282,000)	(808,000)	(660,000)

Net income (loss) attributable to NTS	$2,186,000	$(187,000)	$4,742,000	$1,109,000

Net income from continuing operations attributable to NTS	$2,185,000	$360,000	$4,745,000	$1,431,000
Net income (loss) from discontinued operations attributable to NTS	$1,000	$(547,000)	$(3,000)	$(322,000)

Basic earnings attributable to NTS per common share:
Net income from continuing operations	$0.19	$0.03	$0.42	$0.13
Net loss from discontinued operations	-	(0.05)	-	(0.03)
Net income (loss) attributable to NTS	$0.19	$(0.02)	$0.42	$0.10

Diluted earnings attributable to NTS per common share:
Net income from continuing operations	$0.18	$0.03	$0.40	$0.13
Net loss from discontinued operations	-	(0.05)	-	(0.03)
Net income (loss) attributable to NTS	$0.18	$(0.02)	$0.40	$0.10

Weighted average common shares outstanding	11,384,000	11,299,000	11,348,000	10,719,000
Dilutive effect of stock options, nonvested shares and warrants	610,000	467,000	563,000	382,000
Weighted average common shares outstanding,
assuming dilution	11,994,000	11,766,000	11,911,000	11,101,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net income	$2,490,000	$95,000	$5,550,000	$1,769,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(66,000)	(68,000)	25,000	(66,000)
Comprehensive income	$2,424,000	$27,000	$5,575,000	$1,703,000
Comprehensive income attributable to non-controlling interest	(304,000)	(282,000)	(808,000)	(660,000)
Comprehensive income attributable to NTS	$2,120,000	$(255,000)	$4,767,000	$1,043,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Nine Months Ended October 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,550,000	$1,769,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,414,000	6,338,000
Amortization of debt issuance cost and debt discount	501,000	262,000
Allowance for doubtful accounts	308,000	74,000
Loss on retirement of assets	3,000	44,000
Gain (loss) on investments	(22,000)	110,000
Deferred income taxes	218,000	145,000
Share based compensation	859,000	512,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(10,660,000)	(2,946,000)
Inventories	2,635,000	629,000
Prepaid expenses	(207,000)	(676,000)
Other assets	248,000	862,000
Income taxes, net	3,725,000	(449,000)
Accounts payable	(4,511,000)	(208,000)
Accrued expenses	801,000	906,000
Deferred income	520,000	787,000
Deferred compensation	131,000	232,000
Net cash provided by operating activities	7,513,000	8,391,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,273,000)	(4,879,000)
Investment in life insurance	(1,000)	(6,000)
Cash surrender of insurance policy	476,000	-
Acquisition of businesses, net of cash aquired	(3,116,000)	(17,202,000)
Investment in retirement funds	(406,000)	(500,000)
Net cash used in investing activities	(8,320,000)	(22,587,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	11,376,000	10,038,000
Repayments of current and long-term debt	(8,732,000)	(9,289,000)
Net cash dividends paid by NQA, Inc.	(199,000)	(199,000)
Proceeds from Mill Road financing, net	-	12,637,000
Proceeds from stock options exercised	240,000	168,000
Tax benefit from restricted stock issuance and stock options exercised	75,000	121,000
Net cash provided by financing activities	2,760,000	13,476,000
Effect of exchange rate changes on cash	25,000	(66,000)

Net increase (decrease) in cash and cash equivalents	1,978,000	(786,000)
Beginning cash and cash equivalents balance	4,335,000 (c)	8,924,000 (a)

ENDING CASH AND CASH EQUIVALENTS BALANCE	$6,313,000 (d)	$8,138,000 (b)
(a)	Cash and cash equivalents at January 31, 2011 includes cash from discontinued operations of $376,000.
(b)	Cash and cash equivalents at October 31, 2011 includes cash from discontinued operations of $105,000.
(c)	Cash and cash equivalents at January 31, 2012 includes cash from discontinued operations of $15,000.
(d)	Cash and cash equivalents at October 31, 2012 includes cash from discontinued operations of $5,000.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The statements presented as of October 31, 2012 and for the three and nine months ended October 31, 2012 and 2011 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012.

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

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. owned by Ascertiva Group Limited formerly NICEIC Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.  The balance in noncontrolling interests as of January 31, 2012 was $1,381,000.  Net income attributable to noncontrolling interests for the nine months ended October 31, 2012 was $808,000.  NQA also paid a total dividend of $400,000, of which $199,000 was attributable to non-controlling interest holder.  These activities resulted in a noncontrolling interest balance of $1,990,000 as of October 31, 2012.

On November 8, 2012, the Company purchased the 49.9% minority interest of Unitek Technical Systems, Inc., consolidated subsidiary, for $2,245,000.

6.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

7.	Intangible Assets

The following table summarizes the Company’s intangible assets as at October 31, 2012 and January 31, 2012:

	October 31, 2012				January 31, 2012
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$990,000	$692,000	$298,000	3-5 years	$790,000	$615,000	$175,000	3 years
Customer relationships	20,547,000	5,097,000	15,450,000	3-15 years	19,547,000	3,757,000	15,790,000	3-15 years
Accreditations and certifications	20,000	18,000	2,000	5 years	20,000	17,000	3,000	5 years
Trademarks and tradenames	258,000	80,000	178,000	3-10 years	258,000	50,000	208,000	3-10 years
GSA Schedule	800,000	150,000	650,000	10 years	800,000	90,000	710,000	10 years
Total	$22,615,000	$6,037,000	$16,578,000		$21,415,000	$4,529,000	$16,886,000

Intangible assets not subject to amortization:

Goodwill			$21,799,000				$19,444,000
Trademarks and tradenames			100,000				100,000
Total			$21,899,000				$19,544,000

During the quarter ended October 31, 2012, the Company’s operations were reorganized to change the manner in which the regional operating vice presidents manage the business and nature of those operations.  Management further decided that it is more appropriate to aggregate the testing laboratories and engineering centers into one reporting unit based on economic similarities, sharing of assets and resources such as testing equipment and back office shared service centers.  At October 31, 2012, the Company now has three reporting units.  The Company performed an interim goodwill impairment assessment prior to aggregating the components and determined that there was no goodwill impairment.

The Company also performed an interim goodwill impairment assessment on the new reporting units using October 31, 2012 carrying values and determined on the basis of the step one impairment test that the fair value of its testing laboratory and engineering centers, certification, and supply chain reporting units exceeded its carrying value.

8.	Accrued Expenses

A summary of accrued expenses at October 31, 2012 and January 31, 2012:

	October 31, 2012	January 31, 2012
Compensation and employee benefits	$7,041,000	$5,608,000
Garwood note payable	1,175,000	-
LTI holdback	900,000	-
Other	3,092,000	2,521,000
Total accrued expenses	$12,208,000	$8,129,000

9.	Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated and no further options will be granted under the 2002 stock option plan.

A summary of our stock option activity under the 2002 stock option plan and 2006 equity incentive plan as of October 31, 2012 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2012	484,050	$4.39	2.18	$438,000
Granted	-	-
Exercised	(62,000)	3.54
Canceled, forfeited or expired	(2,500)	2.19
Outstanding at October 31, 2012	419,550	$4.52	1.53	$1,522,000
Exercisable at October 31, 2012	419,550	$4.52	1.53	$1,522,000

There was no compensation expense related to stock options for the nine months ended October 31, 2012 and 2011. As of October 31, 2012, there was no unamortized stock-based compensation expense related to unvested stock options, as all outstanding options are fully vested.

The Company has issued restricted shares under the 2006 equity incentive plan.  As of October 31, 2012, 66,000 non-vested restricted shares were outstanding at a weighted average grant date value of $5.27. The outstanding restricted shares vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of operations, relating to these grants was $187,000 for the nine months ended October 31, 2012.  As of October 31, 2012, there was $313,000 of unamortized stock-based compensation cost related to these non-vested shares which is expected to be recognized over a remaining period of 35 months.

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

The following table summarizes the input levels that were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and embedded derivative at October 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,244,000	$3,244,000	$-	$-
Liability on earn-out for Ingenium acquisition	(400,000)	-	-	(400,000)
Liability on earn-out for LTI acquisition	(600,000)	-	-	(600,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)
Embedded derivatives in debt put option	(61,000)	-	-	(61,000)

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,318,000	$3,318,000	$-	$-
Liability on earn-out for MSI acquisition	(100,000)	-	-	(100,000)
Liability on earn-out for Ingenium acquisition	(400,000)	-	-	(400,000)
Liability on earn-out for LTI acquisition	(500,000)	-	-	(500,000)
Embedded derivatives in debt put option	(61,000)	-	-	(61,000)

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligation at January 31, 2012:

The fair value of the contingent earn-out consideration related to the MSI, Ingenium, LTI and Garwood acquisitions was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are considered to be Level 3 inputs.  Key assumptions in establishing the fair value of these liabilities include the discount rate and probability adjusted future revenues. After review of performance as of October 31, 2012, the earn-out related to MSI was reduced from $100,000 to zero, and the earn-out related to LTI was increased by $100,000.

11.	Acquisition of Garwood Laboratories

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. The Company also issued a promissory note for $1,175,000 which is due to the seller on April 17, 2013 and is included in accrued expenses in the accompanying balance sheet. The Company has withheld $750,000 of the purchase price for 18 months after closing to secure Garwood’s indemnification obligations under the purchase agreement. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value or the earn-out liability at October 31, 2012. A working capital adjustment receivable has been recorded at a preliminary amount of $198,000.

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

The acquisition-related costs for the nine months ended October 31, 2012 were $76,000 and were recorded to selling, general and administrative expense. As planned at the time of the acquisition, the Company has incurred, and expects to incur total costs of approximately $300,000 to move equipment to other labs and such amount has been recorded as goodwill. Amortization of the goodwill and other intangibles on this transaction is not tax deductible. The Company’s consolidated statements of operations include Garwood’s results of operations for the period from April 17, 2012, the acquisition date, to October 31, 2012.

The Company has estimated fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities of Garwood as follows:

	Preliminary Estimated Purchase Price and Purchase Accounting	Subsequent Change in Valuation Estimates	Revised Purchase Price and Purchase Accounting
	April 30, 2012		October 31, 2012

Cash paid	$3,165,000	$-	$3,165,000
Note payable	1,175,000	-	1,175,000
Purchase price held back	750,000	-	750,000
Working capital adjustment receivable	(198,000)	-	(198,000)
Estimated fair value of earn-out	200,000	-	200,000
Aggregate purchase price	$5,092,000	$-	$5,092,000

Cash	49,000	-	49,000
Account Receivable, net	593,000	-	593,000
Property, plant and equipment	3,138,000	-	3,138,000
Other assets	23,000	-	23,000
Intangible assets (a)	1,300,000	(100,000)	1,200,000
Accounts payable	(157,000)	-	(157,000)
Accrued expenses	(131,000)	-	(131,000)
Relocation expense (b)	-	(300,000)	(300,000)
Deferred taxes	(1,678,000)	-	(1,678,000)

Estimated fair value of assets and liabilities acquired	3,137,000	(400,000)	2,737,000
Goodwill	$1,955,000	$400,000	$2,355,000

(a) Change due to final valuation of customer relations intangible.
(b) Estimated relocation expense for excess assets. The Company is in the process of closing the Pico Rivera facility, and is redistributing excess assets to be utilized at other NTS facilities.

12.	Subsequent Events

On November 8, 2012, the Company purchased the 49.9% minority interest of Unitek Technical Systems, Inc., consolidated subsidiary, for $2,245,000.

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

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012 and the consolidated quarterly financial statements and notes thereto contained in this report.  All information in this report is based upon unaudited operating results of the Company for the three and nine-month periods ended October 31, 2012 and 2011.

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

The Company’s initial sector focus in the aerospace market has been in the large commercial transport, general aviation, and space exploration sectors. In all sectors NTS tests components and systems for the supply chain supporting the manufacturers. Also, NTS is increasingly providing engineering services that design, develop, test, and integrate pods and payloads for unmanned aerial systems (UAS). This group has expanded from airborne platforms into ground, sea (surface and subsurface), and robotic platforms. NTS has conducted test programs for UAS components, systems, payloads and completely integrated air vehicles. NTS is actively engaged in a variety of unmanned system test programs, and has performed environmental, vibration and EMI testing on a number of UAS systems.

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

Telecommunications.

NTS provides engineering design, test evaluation and certification services for manufacturers of a broad array of telecommunications networking and storage equipment intended for commercial data centers, central/telecom office and customer premise environments. The Company’s services are performed in accordance with domestic and international regulatory standards, the network equipment building systems (NEBS) specifications and fiber optics general requirements (GRs) as required by the telecommunications industry. Globally, NTS represents the largest network of independent test laboratories (ITL) certified and recognized by most regional bell operating companies’ (RBOCs) carriers. The Company is also certified and accredited to support formal witness testing on behalf of the RBOC carriers at approved manufacturer’s internal test facilities. NTS has unique test capability in the Wireless telecom industry. As the wireless telecom industry continues to grow, globally, the need for engineering design, testing evaluation and certification services for faster and more robust backhaul networking equipment will continue to increase. The Company is well positioned to support this accelerated growth currently providing accredited ITL services at laboratories in California, Massachusetts, New Jersey, Texas, and Germany.

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

Growth Strategy

Over the last few years, NTS restructured its executive leadership team and initiated a growth strategy to provide significant focus on corporate development activities within the mid-to longer-term time horizon, while continuing to drive efficiencies and market penetration within the shorter-term fiscal planning time horizon.

NTS’ strategies for continued growth include:

•	increasing market share through superior service;

•	investing in human resources and physical assets to strengthen existing capabilities;

•	enhancing utilization of resources;

•	adding new, innovative service offerings;

•	identifying, qualifying and acquiring businesses with the potential to add significant value

Recent Developments

Consolidated revenues for the nine months ended October 31, 2012, were $140,703,000, an increase of $25,611,000 or 22.3% over the same period last year. The increased revenues combined with prudent cost controls resulted in net income for the period of $5,550,000.

 During the fiscal quarter ended October 31, 2012, the Company continued the implementation of an integrated Enterprise Resource Planning or ERP solution across a number of its operating units.  The ERP solution will provide a unified platform for financial and accounting information that allows aggregation of financial data, superseding a number of disparate legacy systems.  The ERP solution will enable the Company to conduct more accounting operations on the system, and reduce the utilization of “off system” records such as accounting workpapers.  Finally the system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.  At October 31, 2012 the ERP system had been implemented at 26 facilities.  The one remaining facility is expected to be integrated during fiscal 2013.

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. The Company also issued a promissory note for $1,175,000 which is due to the seller on April 17, 2013. The Company has withheld $750,000 of the purchase price for 18 months after closing to secure Garwood’s indemnification obligations under the purchase agreement. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 (earn-out) if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value of the earn-out liability at October 31, 2012. A working capital adjustment receivable has been recorded at a preliminary amount of $198,000.  The Company’s consolidated statement of operations includes the operations of Garwood from April 17, 2012 to October 31, 2012.

On November 8, 2012, after the period covered by this report, the Company purchased the 49.9% minority interest of Unitek Technical Systems, Inc., consolidated subsidiary, for $2,245,000. Unitek is a leading provider of supply chain management services to primarily aerospace and defense clients.

Unaudited Results of Operations for the Nine Months Ended October 31, 2012

REVENUES
Nine months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)
Total revenues	$140,703	$115,092	$25,611	22.3%

For the nine months ended October 31, 2012, consolidated revenues increased by $25,611,000 or 22.3% when compared to the same period in the prior year.  Organic revenues (revenues from businesses owned throughout both reporting periods) increased by $16,826,000 or 14.6% which was primarily related to an increase in the aerospace, energy and defense markets. Revenues from acquisitions increased by $8,785,000 or 7.6% from the purchase of Ingenium Testing on July 20, 2011, Lightning Technologies on September 1, 2011, and Garwood Laboratories on April 17, 2012.

GROSS PROFIT
Nine months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$38,108	$27,797	$10,311	37.1%
% to total revenues	27.1%	24.2%

Gross profit for the nine months ended October 31, 2012 increased by $10,311,000 or 37.1% when compared to the same period in the prior year. Gross profit as a percentage of revenue, or gross margin, increased to 27.1% from 24.2% in the prior year. This increase in gross profit was primarily due to better leverage of fixed costs with the increased level in revenues, somewhat offset by pricing pressure in some markets.

SELLING, GENERAL & ADMINISTRATIVE
Nine months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$26,373	$22,537	$3,836	17.0%
% to total revenues	18.7%	19.6%

Total selling, general and administrative expenses increased by $3,836,000 or 17.0% for the nine months ended October 31, 2012 when compared to the same period in the prior year. The increase was primarily due to higher compensation and incentive related expense, especially in the sales and marketing areas to support the increasing sales levels, as well as increased amortization expense as a result of recent acquisitions, partially offset by a decrease in legal and other expenses.

OPERATING INCOME
Nine months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$11,520	$5,250	$6,270	119.4%
% to total revenues	8.2%	4.6%

Operating income for the nine months ended October 31, 2012 increased by $6,270,000 or 119.4% when compared to the same period in the prior year, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expense.

Interest Expense

Net interest expense was $2,645,000 in the nine months ended October 31, 2012, an increase of $1,084,000 when compared to the same period in the prior year. The increase was due to interest on additional borrowings, higher overall interest rates, as well as $395,000 in debt issuance cost and debt discount  amortization related to the Mill Road Capital financing and the Comerica senior credit facility.

Other Income

Other income was $827,000 for the nine months ended October 31, 2012, consisting primarily of a gain from insurance recovery related to the fire at the Company’s Fullerton facility in November of 2009.

Income Taxes

The income tax provision rate for the nine months ended October 31, 2012 was 42.8% compared to 39.9% for the same period in the prior year.  The higher income tax rate in the current year is primarily due to higher estimated permanent book to tax differences in the current year.  Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

Net income from continuing operations for the nine months ended October 31, 2012 was $5,553,000 compared to $2,091,000 for the same period in the prior year. This increase was primarily due to higher operating income and other income, partially offset by higher interest expense and income taxes.

 On October 31, 2011, the Company closed its Calgary facility.  Net loss from the discontinued Calgary operation for the nine months ended October 31, 2012 was $3,000 compared to $322,000 in the same period in the prior year.

Net income for the nine months ended October 31, 2012 was $5,550,000 compared to $1,769,000 for the same period in the prior year.

For the nine months ended October 31, 2012, net income attributable to noncontrolling interests was $808,000 compared to $660,000 for the same period in the prior year, an increase of $148,000 or 22.4%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year.

Net income attributable to NTS for the nine months ended October 31, 2012 was $4,742,000 compared to $1,109,000 for the same period in the prior year.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense or "adjusted EBITDA", was $20,617,000 for the first nine months of fiscal 2013 compared to $11,567,000 in the same period for the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity.  The Company’s senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  A reconciliation of the Company's adjusted EBITDA to net income for the nine months ended October 31, 2012 and 2011 is included in the table below.

	Nine months ended October 31,
	2012	2011

Net Income	$5,550,000	$1,769,000
Add
Interest	2,645,000	1,561,000
Taxes	4,149,000	1,387,000
Depreciation	5,906,000	5,238,000
Amortization	1,508,000	1,100,000
EBITDA	19,758,000	11,055,000
Add
Share based compensation	859,000	512,000
Adjusted EBITDA	$20,617,000	$11,567,000

Unaudited Results of Operations for the Three Months Ended October 31, 2012

REVENUES
Three months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)
Total revenues	$49,921	$40,498	$9,423	23.3%

For the three months ended October 31, 2012, consolidated revenues increased by $9,423,000 or 23.3% when compared to the same period in the prior year.  Organic revenues (revenues from businesses owned throughout both reporting periods) increased by $6,792,000 or 16.8% which was primarily related to an increase in the aerospace, energy and defense markets. Revenues from acquisitions increased by $2,631,000 or 6.5%  from the purchase of Ingenium Testing on July 20, 2011, Lightning Technologies on September 1, 2011, and Garwood Laboratories on April 17, 2012.

GROSS PROFIT
Three months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$13,977	$9,468	$4,509	47.6%
% to total revenues	28.0%	23.4%

Gross profit for the three months ended October 31, 2012 increased by $4,509,000 or 47.6% when compared to the same period in the prior year. Gross profit as a percentage of revenue, or gross margin, increased to 28.0% from 23.4% in the prior year.  This increase in gross profit was primarily due to better leverage of fixed costs with the increased level in revenues, somewhat offset by pricing pressure in some markets.

SELLING, GENERAL & ADMINISTRATIVE
Three months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$9,294	$7,681	$1,613	21.0%
% to total revenues	18.6%	19.0%

Total selling, general and administrative expenses increased by $1,613,000 or 21.0% for the three months ended October 31, 2012 when compared to the same period in the prior year. The increase was primarily due to higher compensation and incentive related expense, especially in the sales and marketing areas to support the increasing sales levels, as well as increased amortization expense as a result of recent acquisitions, partially offset by a decrease in legal and other expenses.

OPERATING INCOME
Three months ended October 31,	2012	2011	Diff	% Change
(Dollars in thousands)

Total	$4,604	$1,778	$2,826	158.9%
% to total revenues	9.2%	4.4%

Operating income for the three months ended October 31, 2012 increased by $2,826,000 or 158.9% when compared to the same period in the prior year, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expense.

Interest Expense

Net interest expense was $846,000 in the three months ended October 31, 2012, an increase of $124,000 when compared to the same period in the prior year. The increase was primarily due to interest on additional borrowings.

Other Income

Other income was $734,000 for the three months ended October 31, 2012, consisting primarily of a gain from insurance recovery related to the fire at the Company’s Fullerton facility in November of 2009.

Income Taxes

The income tax provision rate for the three months ended October 31, 2012 was 44.6% compared to 26.3% for the same period in the prior year.  The higher income tax rate in the current year is primarily due to higher estimated permanent book to tax differences in the current year. The prior year income tax rate was low due to the tax effect from discontinued operations. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

Net income from continuing operations for the three months ended October 31, 2012 was $2,489,000 compared to $642,000 for the same period in the prior year. This increase was primarily due to higher operating income and other income,  partially offset by higher interest expense and income taxes.

On October 31, 2011, the Company closed its Calgary facility.  Net gain from the discontinued Calgary operation for the three months ended October 31, 2012 was $1,000 compared to a net loss of $547,000 in the same period in the prior year.

Net income for the three months ended October 31, 2012 was $2,490,000 compared to $95,000 for the same period in the prior year.

For the three months ended October 31, 2012, net income attributable to noncontrolling interests was $304,000 compared to net income of $282,000 for the same period in the prior year, an increase of $22,000 or 7.8%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year.

Net income attributable to NTS for the three months ended October 31, 2012 was $2,186,000 compared to a net loss of $187,000 for the same period in the prior year.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense or "adjusted EBITDA", was $8,097,000 for the three months ended October 31, 2012 compared to $3,507,000 in the same period for the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity.  The Company’s senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  A reconciliation of the Company's adjusted EBITDA to net income for the three months ended October 31, 2012 and 2011 is included in the table below.

	Three months ended October 31,
	2012	2011

Net Income	$2,490,000	$95,000
Add
Interest	846,000	722,000
Taxes	2,003,000	229,000
Depreciation	1,972,000	1,835,000
Amortization	499,000	462,000
EBITDA	7,810,000	3,343,000
Add
Share based compensation	287,000	164,000
Adjusted EBITDA	$8,097,000	$3,507,000

Outlook

The Company is increasing its revenue and Adjusted EBITDA guidance for fiscal year 2013, and maintaining its guidance for gross margin.  Revenue is expected to be between $183 million and $186 million for fiscal year 2013, up from the previous guidance of between $164 million and $169 million; Adjusted EBITDA is expected to be between $24 million and $26 million, up from the prior guidance of between $20 million and $22 million; and gross margins are expected to be between 26.5% and 27.5% of revenue.

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

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Liquidity

At October 31, 2012 cash and cash equivalents were $6,313,000 compared to $4,335,000 at January 31, 2012. In addition, at October 31, 2012, investments and accounts receivable were $3,244,000 and $45,918,000, respectively, compared to $3,318,000 and $34,775,000 at January 31, 2012.  At October 31, 2012 the Company had working capital of $36,627,000, compared to working capital of $30,898,000 at January 31, 2012.

Net cash provided by operating activities was $7,513,000 in the nine months ended October 31, 2012 and consisted of net income of $5,550,000 adjusted for depreciation and amortization of $7,414,000, share-based compensation of $859,000, amortization of debt issuance cost and debt discount of $501,000, allowance for doubtful accounts of $308,000, deferred income taxes of $218,000 and loss on retirement of assets of $3,000, partially offset by changes in working capital, net of acquired assets and liabilities of $7,318,000 and gain on investments of $22,000.

Net cash used in investing activities in the nine months ended October 31, 2012 was $8,320,000 and was partially attributable to capital spending of $5,273,000 and net cash used of $3,116,000 for the acquisition of Garwood.  Additional cash used for investing activities included investment in retirement funds of $406,000 and investment in life insurance of $1,000, partially offset by cash surrender of insurance policy of $476,000.

Net cash provided by financing activities in the nine months ended October 31, 2012 was $2,760,000 and consisted of proceeds from borrowing of $11,376,000, proceeds from stock options exercised of $240,000 and tax benefit from restricted stock issuance and stock options exercised of $75,000, partially offset by repayment of debt of $8,732,000 and net cash dividends paid by NQA, Inc. of $199,000.

Capital Resources

At October 31, 2012, the Company had cash and cash equivalents of $6,313,000 and working capital of $36,627,000.  In addition to its cash and cash generated from operations, the Company has a $65 million senior credit facility that is comprised of a $20 million term loan, a $25 million revolving credit line, and a $20 million acquisition line.  The senior credit facility is described in more detail under “Long-term Debt” below.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable.  At October 31, 2012, 85% of eligible accounts receivable was $20,988,000.

Under the acquisition line, the Company can borrow for the purposes of financing eligible machinery or equipment.  Advances under the acquisition line can be made at up to 100% of the invoice cost of new eligible equipment and 80% of the invoice cost of used eligible equipment.

As of October 31, 2012, the amount of available credit under the revolving credit line was $14,488,000 and there was no available credit under either the term or acquisition lines.

Based on our current operating projections, we believe that we will continue to generate positive cash from operations for at least the next twelve months, and that our existing capital resources will be sufficient to fund our operations during that time.

Long-term Debt

On November 10, 2010, the Company obtained a senior credit facility from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility originally included a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  Interest rates under the credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.  Commitment fees on the revolving credit line and acquisition line are 25 basis points and 35 basis points, respectively.

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital. Of the $14 million, $7 million was in the form of an interest-bearing, five-year subordinated note.

Debt as of October 31, 2012 and January 31, 2012 consisted of the following:

	October 31, 2012	January 31, 2012
Revolving credit line (a)	$6,500,000	$5,000,000
Term loan (b)	14,800,000	17,150,000
Acquisition and equipment credit line: (c)
Acquisition	16,890,000	14,000,000
Machinery and equipment	1,862,000	2,251,000
Mill Road debt (d)	6,826,000	6,337,000
Secured and other notes payable (e)	6,164,000	5,450,000
Subtotal	53,042,000	50,188,000
Less current installments	5,350,000	4,478,000
Total	$47,692,000	$45,710,000

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

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at October 31, 2012 was $16,890,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make quarterly principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. The outstanding balance from equipment credit advances at October 31, 2012 was $1,862,000.

(d)
The outstanding principal and accrued and unpaid interest on the Mill Road subordinated note is due and payable on June 27, 2016.  Cash based interest accrues at a rate of 10.0% per annum and is payable quarterly.  Additional interest accrues at a rate of 5.0% per annum and is added automatically to the unpaid principal amount of the subordinated note on each date that cash interest is payable.  The outstanding balance at October 31, 2012 was $6,826,000 calculated based on the fair value of the debt.

(e)
The Company has an additional $5,230,000 at October 31, 2012 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 4.39% to 7.42%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $935,000 at October 31, 2012, stemming from the acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

As of October 31, 2012 the Company was in compliance with all its bank covenants. Substantially all of the Company’s assets are pledged as collateral to secure its outstanding long term debt.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012, based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes in Internal Controls Over Financial Reporting

During the three months ended October 31, 2012, the Company continued the implementation of an integrated Enterprise Resource Planning or ERP solution across a number of its operating units.  This new ERP solution is expected to materially affect the Company’s internal control over financial reporting.  The ERP solution is intended to provide a unified platform for financial and accounting information, superseding a number of disparate legacy systems.  The ERP solution will enable the Company to conduct more accounting operations on the system, and reduce the utilization of “off system” records such as accounting workpapers.  Finally the system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.  At October 31, 2012 the ERP system had been implemented at 26 facilities.  The one remaining facility is expected to be integrated during fiscal 2013.

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

National Technical Systems, Inc.

Date: December 11, 2012	/s/ Michael El-Hillow
Michael El-Hillow, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.DEF*	XBRL Taxonomy Extension Definition.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.
_____________________
*	Furnished herewith.