Form 10-K
period 2013-01-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2013-04-30
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☒

The aggregate market value of all of the Common Stock held by non-affiliates of the registrant, based upon the closing stock price reported on the Nasdaq Global Market on July 31, 2012) was $54.8 million. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the registrant’s outstanding Common Stock have been excluded for purposes of the foregoing calculation in that such persons may be deemed to be affiliates. This does not reflect a determination that such persons are affiliates for any other purpose.

The number of shares of registrant's Common Stock outstanding on April 25, 2013 was 11,491,706.

NATIONAL TECHNICAL SYSTEMS, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2013

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

Special Note Regarding Forward Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variations of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements. Forward-looking statements in this report may include statements about:

●	anticipated in results of operations including expected trends in revenues, gross margins, operating expenses and net income;

●	the future actions of our competitors, including pricing decisions and new service offerings;

●	our ability to obtain future financing or funds when needed;

●	anticipated economic trends in the industries we serve; and

●	our ability to complete or achieve the anticipated benefits from acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions.

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
For Year Ended January 31, 2013

PART I

ITEM 1.	BUSINESS.

General

National Technical Systems, Inc. (“NTS” or the “Company”) is the leading independent provider of testing and certification services (“T&C”) in the United States, serving numerous attractive and growing end markets.  During its more than 50 years in the business, the Company has built the dominant testing platform in the country, with no close second.  NTS’ expansive geographic presence, experienced sales force, deep client relationships, breadth of capabilities and continuous innovation are unmatched by any competitor,  making the Company a unique one-stop resource to meet its clients’ demanding and evolving requirements.  NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

NTS serves clients primarily in the aerospace, defense, telecommunications, automotive, energy, consumer products, commercial and industrial products and medical markets. The defense and aerospace markets combined accounted for approximately 61% of the Company’s revenues for the year ended January 31, 2013.  No single client accounted for more than 10% of the Company’s revenues in the fiscal year 2013. NTS offers over 70 distinct testing categories, allowing it to handle its clients’ most demanding needs.

NTS operates through a network of 22 technologically advanced testing laboratories in the United States and 3 international cities, serving more than 4,000 clients.  This geographically diverse footprint puts Company facilities in close proximity to its clients, making it convenient and accessible for clients.

NTS’ executive management sets the strategy and maintains overall supervision, coordination and financial control of each location, and manages the development of new services and the acquisition of related businesses.  The management of each location has responsibility for achieving the sales and gross profit goals of their location, which have been established by the executive management.

The Company's principal executive offices are located at 24007 Ventura Boulevard, Suite 200, Calabasas, California 91302 (telephone: 818-591-0776). The Company is a California corporation and was founded in 1961.

Markets

Aerospace.  NTS offers integrated life cycle product services to the aerospace market, including Civil Aviation.  These services include engineering, testing, certification, and supply chain management.  From concept development and design, through, certification, production and in-service life, NTS provides support throughout the full life cycle of the aerospace product.  These integrated services fill the capability gaps that have developed in the aerospace supply chains after years of large scale integration, outsourcing and globalization.

NTS designs, builds, and integrates custom test, measurement, automation and data acquisition and control systems for the aerospace industry. These systems integrate diverse hardware platforms, operating systems and instrumentation standards.

Testing services include providing a wide range of test capabilities for space and aircraft vehicles.   NTS has extensive capability and expertise in static and fatigue testing, sonic fatigue, vibration, modal, ground vibration, high pressure/high flow air and fluid compatibility.  Airborne equipment testing spans the full range of RTCA DO-160 requirements, including static and dynamic, electromagnetic effects (EME, EMI, EMC), electrostatic discharge (ESD), environmental, material and system compatibility, high intensity radiated field (HIRF), direct and indirect lightning effects and highly accelerated life testing/stress screening (HALT/HASS).

NTS’ engineering services consist of design and analysis of aerospace structures, systems, components and detailed parts as part of clients’ design teams or as a fixed-price work package.  Specific capabilities include engineering program management, managed engineering services (on-site management of client engineering teams), design engineering, analysis, test engineering, test system engineering, failure forensics and expert witnessing.

NTS provides engineering services that design, develop, test, and integrate pods & payloads for unmanned systems.  This group has expanded from airborne platforms into ground, sea (surface and subsurface), and robotic platforms. NTS has conducted test programs for unmanned aerial systems (UAS) components, systems, payloads and completely integrated air vehicles. NTS is actively engaged in a variety of unmanned system test programs, and has performed environmental, vibration and EMI testing on a number of UAS systems.

Supply chain and Certification services span a wide range of development, oversight, and registration activities including product inspection, production monitoring and expediting, test witnessing and support, corrective action follow-up, supplier surveillance, sub-tier supplier management, new supplier surveys, systems evaluations and audits (including special processes), development of quality assurance protocols, supplier development and improvement, quality management system audit, certification and registration.

Defense. NTS plays an active role in numerous U.S. defense-related programs, performing a wide variety of defense technology research, development, test, and evaluation (RDT&E) services for the Department of Defense (DOD), military and governmental agencies. These services evaluate the weapons, ordnance, munitions, avionics, electronics, hydraulic and pneumatic controls, engines and communication systems that make up the elements of today’s modern warfare.  The Company’s testing platforms for the defense industry include fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command, control and communication systems and missiles and weapons systems.  Testing includes associated system and component level tests of structures, hardware, electronics, personal protective equipment, armor, weapons and ammunition.

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

NTS’ defense group provides energetic and prototype engineering services, including 2D and 3D CAD modeling; technical data package (TDP) development and modification; finite element analysis (FEA), projectile design and analysis; interior and exterior ballistics analysis, and design and development of custom test hardware and fixtures.  Other services include support, procurement and delivery of precision metal parts and explosive loading of prototype hardware.  Additional defense services include design, development, fabrication, and fielding of specialized high speed instrumentation and diagnostics for energetics and hazardous materials and ordnance testing.  This includes custom sensor suite design, fabrication and deployment, often through specialized test facility design.

Telecommunications. NTS provides engineering design, test evaluation and certification services for manufacturers of a broad array of telecommunications networking and storage equipment intended for commercial data centers, central/telecom offices and client premise environments.  The Company’s services are performed in accordance with domestic and international regulatory standards, the network equipment building systems (NEBS) specifications, as required by the telecommunications industry. Globally, NTS represents the largest network of independent test laboratories (ITL) certified and recognized by most regional bell operating companies’ (RBOCs) carriers.  The Company is also certified and accredited to support formal witness testing on behalf of the RBOC carriers at approved manufacturer’s internal test facilities.  As the wireless telecom industry continues to see significant growth globally, the need for engineering design, testing evaluation and certification services for faster and more robust backhaul networking equipment will continue to increase. The Company is well positioned to support this accelerated growth currently providing accredited ITL services at laboratories in California, Massachusetts, New Jersey, Texas and Germany.

Automotive. NTS supports the commercial and military vehicle industries with testing, including dynamometer operations on power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems, pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components.  NTS performs testing to support requirements in emerging markets of pure electric vehicles and electric hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules.   It also performs highly accelerated life tests (HALT) and highly accelerated stress screen (HASS). These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted throughout the U.S. and internationally.

Energy. NTS offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering, and scientific problems in the areas of nuclear energy, renewable energy, energy storage and smart grid. The services provided are:

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

•
Seismic, environmental, EMI, radiation, equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and high expansion line breaks.  Seismic and vibration simulation tests conducted on our single axis, dependent biaxial systems, or independent tri-axial and electro-mechanical shaker tables are used for a variety of client products.

•	Certification and evaluation services to nuclear utilities and suppliers worldwide.
•	A full range of products, engineering and testing services under our NUPIC and NIAC audited 10CFR50, Appendix B quality program.

Consumer Products. NTS provides engineering design, test evaluation and domestic and international certification services to manufacturers of a broad array of consumer products normally procured for use in a residence, school or recreation environment.  This typically includes personal computing, PC peripheral, residential networking and personal wireless devices. These products are subjected to a wide range of electromagnetic compatibility, product safety, reliability, usability and interoperability tests and certifications to assure market compliance, reliability and effective use.   The Company has been approved as an exclusive independent test laboratory (ITL) to offer internet TV set-top box multimedia over coax (MoCA) certification. The Company is the exclusive certifications provider for the Sirius/XM radio ready program and holds a number of domestic and international test accreditations throughout its network of commercial laboratories.  NTS is an accredited telecommunication certification body (TCB) in North America and an appointed notified body for wireless devices in the European Union.  With the increased integration of wireless technology into traditional consumer products, the dramatic population growth, income gains, global macroeconomic shifts and the urbanization in regions throughout Asia, Central and South America and Africa, NTS is well positioned to support the growing market spaces to which manufacturers are seeking to sell.  The Company’s service offerings offer a ‘one-stop-shop’ to the consumer product market, ensuring a shorter time to market in the fierce ‘to market’ race manufacturers find themselves competing within.

Commercial & Industrial. NTS provides engineering design, test evaluation and domestic and international certification services to manufacturers of a broad array of commercial and industrial products normally procured for light and heavy industrial applications. This covers a wide range of industries from shipbuilding, semiconductor manufacturing equipment, automation, robotics, laboratory and materials handling devices. Various types of commercial grade electronic, hydraulic and pneumatic systems are subjected to electrical, environmental and safety testing to ensure regulatory compliance and safe and reliable use.  Special combined mechanical and environmental testing processes, such as highly accelerated life testing (HALT), are used to accelerate the effects of aging and wear to allow manufacturers to produce a more reliable product.  Once this has been accomplished, similar highly accelerated stress screening (HASS) testing can be used to ensure consistent quality on the production line.  Market trends are showing increased integration of Wireless Local Area Network (WLAN) and Wide Wireless Access Network (WWAN) communication technologies in such product lines.

Medical. NTS provides engineering design, testing evaluation and domestic and international certification services to manufacturers of a broad array of medical products typically including non-invasive devices.  Services are limited to include electromagnetic compatibility, electrical product safety and quality control/risk analysis consultation.  Through various industry partnerships, the Company has affiliations with consultants and notified bodies to support medical approval in North America and throughout the European Union.  With the increased integration of wireless communications into traditional medical device products, NTS is also well equipped to support domestic and international testing and approvals.

Sales and Marketing

NTS has the largest sales organization of any outsourced testing and certification provider in the United States.  Its sales organization is distributed into regions nationwide, with the goal of providing superior access to its clients wherever they may be – NTS seeks to have sales staff ready to provide quotes of new work wherever clients need servicing.

The sales force was designed as a scalable structure, maximizing profitability and efficiency, minimizing cost and setting in place an automatic self-motivating system that minimizes the need for micro-management. This has allowed the Company to focus on growing sales to current clients and strengthens the ability to aggressively acquire new clients. Where warranted, NTS looks to develop new clients into key strategic accounts, whereby the Company becomes the engineering services provider on an exclusive or near exclusive basis. This focus has resulted in winning additional work and significantly expanding the scope of services provided to key clients, including Meggitt, Northrop Grumman, Parker and United Technologies. The highly refined sales process that the Company’s employees follow has standardized the sales method and allowed for best-in-class training support.

Customers

NTS has a diversified client base.  The Company serves more than 4,000 active clients across multiple industries, end-markets and geographies. Revenues are broadly distributed among clients, with the top 10 clients comprising 33.7% of total sales in 2013, compared to 18.7% in 2012, with no single client accounting for more than 10% of the Company’s revenue.

The Company’s client list includes blue chip names such as Boeing, Cisco, Edison, General Dynamics, GE, HP, Juniper Networks, Lockheed Martin, Northrop Grumman, Raytheon and United Technologies, among others, with the majority of its top clients consistently making significant orders each year.

Market Opportunity

The global testing, inspection and certification industry is extremely large, with expectations for continued expansion driven by outsourcing and the increased need for testing services. According to Wall Street Research, the addressable global testing and certification market currently generates roughly $100 billion in annual revenue, with roughly 40% of that market being outsourced to companies such as NTS. A little over half of this outsourced amount is being controlled by the segment’s top ten players, most of which are large diversified conglomerates located outside the United States.

The demand for testing, inspection and certification services continues to grow substantially as companies in numerous industries attempt to significantly mitigate product risk, improve safety and adhere to new or strengthened regulations. In recent years, technological advancements have created more complex products, causing suppliers to rely upon external testing service providers who have advanced, state-of-the-art equipment and broad service capabilities. Recent accidents in the aerospace, defense, nuclear energy and oil and gas industries have prompted suppliers to increase spending to ensure products perform consistently as designed and to specification. Furthermore, the portion of testing performed in-house is expected to shift toward dedicated test, inspection and certification (TIC) providers, as a stricter regulatory environment requires increased testing and more technologically advanced procedures to be performed and shrinking government budgets put a renewed emphasis on cost efficiencies. Many companies’ in-house labs are not appropriately equipped to handle such activities, which is expected to increase the reliance on outsourced services.

A number of key drivers are expected to contribute to organic growth in the testing market over the medium term:

•
The trend towards outsourcing will continue over the next few years for numerous reasons, including the lower cost of outsourcing to large testers, a quicker turnaround time to market, credibility and consistency from third party accreditation and testing being a non-core activity for most companies needing certification.

•	A statutory and voluntary push for greater regulation and stricter quality and safety standards will result from longer supply chains and greater global affluence.
•	Aging infrastructure in developed markets such as the United States will require more testing, inspection and certification in those countries.
•	Growth of emerging markets will further drive demand for many of the end-markets NTS serves from clients based in those regions.
•	Global supply chains are becoming increasingly complex, with low cost sourcing and manufacturing requiring greater scrutiny all along the supply chain.
•
Along with complex and efficient supply chains comes the need to decrease time to market. Testing companies stand to benefit from the need for shortened product life cycles and product complexities as they will be able to leverage their expertise to deliver more effective results than in-house testers.

Strategies to drive growth and excellence:

NTS’ growth strategy is to provide significant focus on corporate development activities within the mid-to longer-term time horizon, while continuing to drive efficiencies and market penetration within the shorter-term fiscal planning time horizon.

NTS’ strategies for continued growth in fiscal 2014 include:

•	increasing market share through leveraging its geographic reach and providing superior service that distinguishes it from its competition;
•	investing in human and capital resources to strengthen existing capabilities;
•	enhancing utilization of resources;
•	adding new, innovative service offerings to the Company’s repertoire;
•	continue to seek, evaluate and acquire companies that can add significant value upon integration with NTS; and
•	continue to integrate companies recently acquired.

Major initiatives in NTS’ business strategy are:

Understanding clients’ changing needs and requirements. This strategy deals with gaining an understanding of the changing product and test specifications and developing services to fulfill these future requirements. NTS uses its technical and sales relationships to identify future needs and the information is analyzed in the innovation platform for determining if there is a solid business case for creating value. NTS provides its clients an unsurpassed “one-stop solution” for testing, inspection and certification needs. This strategy allows NTS to maintain a high level of client retention.

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

Enhance Utilization of Resources. This strategy is about having the right balance of resources (people and equipment) across the enterprise so that the Company can perform work at the level clients require and at the appropriate level NTS needs to meet the Company’s strategic goals.

Innovating new and improved services addressing needs of core and emerging technology markets. This strategy deals with taking industry and customer needs and converting them into value for clients. Recent facility and equipment investment examples over the last several years include: major lab expansion projects at several locations; an aerospace fuel systems test lab; an ordnance rocket range; equipment for testing high intensity radiated field (HIRF); solar loading chambers; ZigBee technology and SMART meter testing; and specific absorption rate (SAR) testing. Numerous initiatives are currently underway that will provide significant growth in future years. Some examples include: airframe level joint offering of HIRF with existing lightning services for the growing civil aviation sub-market; increased performance capabilities for hot airflow testing of aircraft propulsion system components; new capability for loss of cooling accident (LOCA) testing for nuclear power plant components; payload POD design, fabrication and system integration for the emerging unmanned aerial systems (UAV) sub-market; design and build of custom test systems, stands and carts to meet the rising demand of many new civil aircraft programs; expanded cryogenics with combined environments capabilities to support large commercial space market programs; and additional EMI capacity to primarily support the civil aviation and next generation defense technology.

Geographic Expansion and Access. This strategy deals with the concept of “easy to do business with.” Access is more than a geographical location. Even though NTS currently has 22 locations in the United States situated geographically so clients have local access to services, it means giving clients the ability to interact with NTS where, when and how they want and providing a professional environment that includes convenient hours, cleanliness, good maintenance and lay-out of facilities. NTS has also developed a software program, “LabInsight” that allows clients to witness testing while never leaving their location and receive test data streamed live via a web connection.

Growth through acquisitions. This strategy deals with acquiring test labs and niche engineering service organizations to increase capacity and capability, broaden our client base, and expand our geographic reach. NTS has made several acquisitions over the last ten years, and the Company’s ability to successfully integrate operations and retain technical staff and leadership, particularly when acquiring complementary and competitive testing organizations, has helped NTS grow and has provided strong financial returns.

Competition

The Company competes with commercial test laboratories of various sizes throughout the world. There are a small number of large conformity assessment organizations within each of the markets it serves, including multinational companies. The Company’s competition is also from smaller local testing laboratories, government testing labs or corporate in-house testing operations. Many smaller local testing laboratories are limited to single facilities and provide limited services to only one or two end-markets. Heightened regulations and a focus on cost and efficiency have also led to increased demand for outsourced testing, inspection and certification from the government and corporate labs.

NTS possesses several competitive advantages over its competition, including (i) the ability to service clients with facilities close to their locations due to the Company’s broad geographic coverage, (ii) the ability to provide complete conformity assessment activities at a single location, reducing product-handling costs for the clients and enhancing timeliness of service, (iii) diverse, technically competent and rigorously trained employees, and (iv) accreditations that allow NTS test data to be accepted worldwide. Clients also benefit from the Company’s ability to offer beginning-to-end product lifecycle support, servicing clients in ways that small regional players are not able.

Acquisitions

NTS’ growth strategy includes the acquisition of businesses to increase capacity and capability, provide complimentary service offerings, broaden its client base, and expand its geographic reach.  A significant portion of the Company’s growth comes from acquisitions.  In the past three years, NTS has made five acquisitions, as follows:

On November 8, 2012, the Company purchased the 49.9% minority interest that it did not previously own of Unitek Technical Services, Inc., a consolidated subsidiary.  The initial 50.1% interest in Unitek was obtained on November 30, 2009 to broaden the Company’s service offerings to include supply chain management.  The current transaction gives NTS full ownership and control of Unitek.

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc., with testing facilities in Pico Rivera and San Clemente, CA.  The acquisition expanded NTS’ client relationships and market share in Southern California as well as the greater Western U.S. region.

On September 1, 2011, the Company acquired Lightning Technologies, Inc. (LTI), a provider of testing and engineering services located in Pittsfield, Massachusetts.   LTI is an engineering services and testing laboratory, specializing in the field of lightning protection. LTI’s client base, capabilities and service offerings are concentrated in the aerospace, construction and wind power generation markets.  The acquisition expanded the Company’s non-defense industry businesses and particularly strengthens its aerospace business.

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

Employees

The Company employed 1,197 individuals at January 31, 2013 and 1,162 at January 31, 2012.

Available Information

Our website address is http://www.nts.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). References to our website addressed in this report are provided as a convenience and information contained on, or available through, the website, is not part of this report.

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

Continued uncertainty or a decline in the U.S. Government defense budget could negatively impact future revenues.

We have experienced significant growth in recent years, partly due to domestic and worldwide political and economic developments that have positively affected the markets for defense and advanced technology systems. As a result, our defense-related revenue has ranged from 29.0% to 33.6% of total revenue over the last three years. Historical spending levels for defense related programs by the U.S. Government may not be sustainable and future levels of spending may fail to increase or may actually decrease. An overall decline in the U.S. government defense budget would negatively impact future revenues and earnings.

Our earnings and profit may be adversely impacted by failure to accurately estimate and manage costs, time and resources.

We derive revenues from various types of contracts, including fixed price, cost reimbursement and time and materials contracts which vary in time from a few weeks to several months. To the extent management does not accurately forecast the level of effort and time required to complete a contract, or individual tasks within a contract, and we are unable to negotiate additional billings with a client for cost over-runs, we may incur losses on individual contracts.

We face competition that can impact our ability to obtain contracts and negatively impact future revenues and growth prospects.

We face competition from a number of competitors.  We compete for clients on the basis of the scale of our service offerings, geographic proximity to the client, quality of our service and the certifications that we possess.  Nonetheless some of our competitors may be more specialized and able to concentrate their resources on particular areas. To remain competitive we must consistently provide superior service and performance on a cost-effective basis to our clients.

In addition, some of our clients have their own in-house testing laboratories or the resources to develop in-house facilities if we fail to provide competitive service. For government related work, we compete with the U.S. Government’s own testing laboratories. If clients increase utilization of existing in-house testing laboratories or expand their own internal testing capacity and capabilities, the amount of work outsourced to us could decrease.

Our failure to attract, train and retain a qualified workforce would adversely affect our future operations.

We are dependent on skilled employees in every facet of our organization.  We operate in a highly technical business and are dependent on our ability to provide our clients with highly skilled engineering and technical personnel.  In addition, as new technologies develop, or new commercial standards are introduced, we must provide appropriate training for our personnel.  To remain competitive, we must be able to hire, train and retain highly skilled management, sales, engineering and technical personnel. Any failure to do this could impair our ability to perform our contractual obligations efficiently and timely and to meet our clients’ needs and win new business, which could adversely affect our future results.

From time to time we evaluate potential acquisitions which, if consummated, may subject us to additional risks and uncertainties, and may result in substantial dilution to our stockholders.

A significant amount of our growth has come from acquisitions and we will, from time to time, consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current service offerings or expand the breadth of our markets or client base. Acquisitions can be expensive and require significant management resources without significant return unless the acquisitions are completed successfully. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;
•	problems maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with the acquisition;
•	failure to adequately integrate operations or obtain anticipated operative efficiencies;
•	diversion of management’s attention from our core business;
•	adverse effects on existing business relationships with suppliers and clients;
•	risks associated with entering new markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired businesses.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. Additionally, after acquisitions are made, unforeseen issues could arise which would adversely affect anticipated future cash flows, causing impairment to goodwill and other intangible assets. Total goodwill and intangible assets account for approximately $38 million or 23% of the Company’s total assets as of January 31, 2013.  An impairment charge would negatively impact the Company’s future earnings.

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

We may not be able to procure sufficient insurance to cover all of our operational and contractual risks on commercially reasonable terms.

Our business involves the testing of complex and sometimes dangerous systems and components.  In addition, clients rely upon our testing and certifications to verify their products’ compliance with applicable manufacturing and safety requirements.  We maintain insurance policies that are intended to cover our operational and contractual risks.  However, at any point in time the amount of our insurance coverage may prove insufficient to cover all of our operating risks.  There is also a risk that commercially available insurance will not continue to be available to the Company at a reasonable cost. If liability claims were to exceed our available insurance coverage, future earnings could be negatively impacted.

Our credit facility contains restrictive covenants that could limit our ability to pursue certain of our business strategies.

We maintain a credit facility which supports our working capital requirements as well as some of our acquisitions.  In connection with that credit facility we have agreed to certain positive and negative restrictive covenants with our lenders.  If we do not meet our covenants, the lenders may refuse to advance additional borrowings and may require us to pay down outstanding loans. If this were to occur it would limit our ability to pursue our acquisition strategy, limit capital expenditures and would negatively impact our overall performance.

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
•
stockholder proposals and nominations for directors to be brought before an annual meeting of our stockholders must comply with advance notice procedures, which require that all such proposals and nominations must be received at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Operation Properties

The Company owns/leases and operates the following properties:

	Owned Properties	Buildings	Land
State	City	(Sq.Ft.)	(Acres)
California	Fullerton	36,000	3
	Santa Clarita	60,000	145
Massachusetts	Acton	30,000	5
	Boxborough	25,000	4
Texas	Plano	1,000	1
Total owned properties		152,000	158

	Leased Properties	Buildings	Land
State	City	(Sq.Ft.)	(Acres)
Arizona	Tempe	17,000	n/a
Arkansas	Camden	30,000	561
California	Calabasas	7,000	n/a
	Culver City	24,000	n/a
	Dana Point	1,300	n/a
	Fremont	26,400	n/a
	Fullerton	72,500	n/a
	Los Angeles (LAX)	16,000	2
	Newark	30,200	n/a
	San Clemente	14,000	n/a
	Pico Rivera	20,000	n/a
	Ventura	870	n/a
Illinois	Rockford	84,000	n/a
Indiana	Indianapolis	11,000	n/a
Kansas	Wichita	14,600	n/a
Massachusetts	Boxborough	23,800	0.5
	Pittsfield	20,000	3
Michigan	Detroit	65,000	n/a
New Jersey	Tinton Falls	17,000	n/a
New Mexico	Albuquerque	20,000	2
Texas	Plano	48,000	n/a
Virginia	Rustburg	8,000	42
	Centreville	5,000	n/a

International
Germany	Munich	300	n/a
Japan	Yokohama	500	n/a
Vietnam	Ho Chi Minh	1,000	n/a

Total leased properties		577,470	611

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is traded on the Nasdaq Global Market under the symbol "NTSC".  The range of high and low sales prices as reported by the Nasdaq Global Market for each of the quarters of the fiscal ended January 31, 2013 and 2012 is presented below:

	2013		2012
	High	Low	High	Low
First Quarter	$5.99	$4.81	$8.00	$6.95
Second Quarter	$7.40	$4.97	$7.50	$5.06
Third Quarter	$8.80	$6.19	$6.19	$4.22
Fourth Quarter	$8.35	$7.01	$6.25	$4.02

Holders

As of the close of business on April 5, 2013, there were 650 holders of record of the Company’s common stock.  The number of holders of record is based on the actual number of holders registered on the books of the Company's transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

The Company did not pay any dividends in fiscal years 2013 or 2012.  The Company does not have a policy regarding a regular dividend payment and any future dividends declared will be at the discretion of the NTS board of directors.

The Company’s credit facilities contain restrictions on the Company’s ability to make dividend distributions.  Those restrictions include a requirement that any dividend or distribution would not trigger a default under any of the financial covenants and amount to no more than 75% of the Company’s consolidated net income for the year in which the dividend distribution is being made.

In fiscal 2013, NQA Inc, paid a dividend of $200,000 to Ascertiva, the noncontrolling shareholder.

As part of the Unitek purchase, NQA Inc, paid a dividend of $4,500,00 on a pro-rata basis to the Company and Ascertiva.

Sales of Unregistered Securities

We did not sell any unregistered shares of our common stock during the year ended January 31, 2013.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended January 31, 2013.

Equity Compensation Plan Information.

The following table describes our equity compensation plans as of January 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by our stockholders	368,550	$4.66	3,491
Equity compensation plans not approved by our stockholders	-	$-	-

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data are derived from and should be read in conjunction with the Company’s consolidated financial statements and related notes set forth in Item 8 below and previous filings.

	Year Ended January 31,
	2013	2012	2011	2010	2009
	(in thousands except per share amounts)
INCOME STATEMENT DATA:
Net revenues	$184,547	$155,407	$142,381	$120,755	$117,202
Gross profit	48,708	37,585	38,961	33,741	32,131
Operating income	12,694	5,076	7,795	6,603	7,750
Interest expense, net	3,471	2,465	1,219	1,305	2,053
Income before income taxes and noncontrolling interests	10,250	3,849	10,537	5,703	5,402
Income taxes	4,827	2,111	4,676	2,292	2,342
Income from continuing operations before noncontrolling interests	5,423	1,738	5,861	3,411	3,060
Less: Net income attributable to noncontrolling interests	(976)	(866)	(433)	(106)	(82)
Net income from continuing operations attributable to NTS	4,447	872	5,428	3,305	2,978
Net (loss) income from discontinued operations attributable to NTS	(3)	(381)	(78)	(25)	168
Net income attributable to NTS	$4,444	$491	$5,350	$3,280	$3,146

Basic earnings per common share
Net income from continuing operations attributable to NTS	$0.39	$0.08	$0.55	$0.35	$0.33
Net (loss) income from discontinued operations attributable to NTS	-	(0.04)	(0.01)	-	0.02
Net income attributable to NTS *	$0.39	$0.05	$0.54	$0.35	$0.34

Diluted earnings per common share
Net income from continuing operations attributable to NTS	$0.37	$0.08	$0.52	$0.34	$0.31
Net (loss) income from discontinued operations attributable to NTS	-	(0.03)	(0.01)	-	0.02
Net income attributable to NTS *	$0.37	$0.04	$0.51	$0.34	$0.33

Weighted average common shares outstanding	11,376	10,865	9,861	9,334	9,141
Dilutive effect of stock options	576	374	535	415	456
Weighted average common shares outstanding, assuming dilution	11,952	11,239	10,396	9,749	9,597
Cash dividends paid per common share	$-	$-	$0.07	$0.06	$0.02

BALANCE SHEET DATA:
Working capital	$33,338	$30,898	$31,141	$22,005	$23,379
Total assets	164,629	152,703	129,326	110,001	106,522
Long-term debt, excluding current installments	48,379	45,710	39,766	31,560	33,913
Shareholders' equity	68,207	63,318	54,727	46,849	43,251

*	Per share data may not always add to the total for the year because each figure is independently calculated.

Certain amounts in the prior year financial statements have been reclassified to account for discontinued operations. See Note 2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters addressed in this Item 7 contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including risks associated with uncertainties pertaining to client orders, demand for services and products, development of markets for the Company’s services and products and other risks identified in Item 1A included in this report.  Actual results, events and performance may differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

Overview

The Company provides testing, inspection and certification services to the defense, aerospace, telecommunications, automotive, energy and high technology markets. The Company is accredited by numerous national and international technical organizations which allows its test data to be accepted in most countries and provides its clients the ability to sell their products globally and enhance their overall competitiveness. The Company operates facilities throughout the United States and in Japan, Vietnam and Germany, providing highly trained technical personnel for engineering services, product certification, product safety testing and product evaluation. In addition, it performs management registration and certification services to ISO related standards.

Recent Developments

Revenues for fiscal 2013 were $184.5 million, up 18.8% compared to $155.4 million in the prior year.  Gross margins for fiscal 2013 were 26.4% compared to 24.2% in fiscal 2012.  Net income from continuing operations attributable to NTS for fiscal 2013 was $4.4 million compared to $872,000 for the prior year.

Significant factors affecting operations in fiscal 2013 were:

•	Strong revenue growth in the aerospace and energy markets, partially due to acquired businesses.
•
Slight increase in defense industry revenue, which slowed significantly in the last quarter of the year due to uncertainty regarding the U.S. budget and delays in the U.S. government’s continuing resolution process.

•	Volume impact on gross margin, moderated by the underutilization of resources at NTS' facilities that service the defense industry in the latter half of the year.
•	Selling, general and administrative cost increases to support higher sales volume.

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ client relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. The Company also issued a promissory note for $1,175,000 which was due to the seller on April 17, 2013, but is being held pending finalization of certain review procedures. The Company has withheld $750,000 of the purchase price for 18 months after closing to secure Garwood’s indemnification obligations under the purchase agreement. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 if Garwood meets certain targets related to client retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value of the earn-out liability at January 31, 2013. A working capital adjustment receivable of $198,000 has been recorded at January 31, 2013 and will be deducted from the payment of the promissory note.  The Company’s consolidated statement of operations includes the operations of Garwood from April 17, 2012 to January 31, 2013.

On November 8, 2012, the Company purchased the 49.9% minority interest of Unitek Technical Services, a consolidated subsidiary. The total purchase price of $4,500,000 was paid to NQA Inc. As part of the purchase agreement, NQA Inc. paid a dividend of $4,500,000 on a pro-rata basis to the Company and Ascertiva Group Limited, the noncontrolling shareholder. Unitek is a leading provider of supply chain management services to primarily aerospace and defense clients. As Unitek was already a fully consolidated subsidiary, the acquisition did not impact our financial reporting with the exception of equity.

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

Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a client for cost over-runs, the Company may incur losses on individual contracts.

Reimbursements made to the Company by clients under contract provisions, including those related to travel and other out-of-pocket expenses are recorded as revenues. An equivalent amount of reimbursable expenses is recorded as cost of sales.

Allowance for Uncollectible Receivables

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The Company uses a combination of write-off history, aging analysis and identification of any specific known troubled accounts in determining the allowance. If the financial condition of clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Unbilled receivables

Unbilled receivables consist of accumulated revenues, including amounts earned related to costs incurred, in excess of amounts billed to customers. Unbilled receivables for each contract are reviewed on a monthly basis over the life of the contract and additional write-downs of unbilled receivables are made if there are insufficient revenues remaining on the contract such that unbilled receivables are not in excess of estimated net realizable value.

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

To the extent that we have deferred tax assets, we must assess the likelihood that our deferred tax assets will be recovered from taxable temporary differences, tax strategies or future taxable income and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. There was no valuation allowance as of January 31, 2013. In the future, we may adjust our estimates of the amount of valuation allowance needed and such adjustment would impact our provision for income taxes in the period of such change.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of assets of an acquired business.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach.  The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any.  The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors including future revenue forecasts and discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Significant inputs include discount rates and estimated future cash flows for each of the three reporting units.

During the year ended January 31, 2013, the Company’s operations were reorganized to change the manner in which the regional operating vice presidents manage the business and nature of those operations. Management further decided that it is more appropriate to aggregate the testing laboratories and engineering centers into one reporting unit based on economic similarities, sharing of assets and resources such as testing equipment and back office shared service centers. At January 31, 2013, the Company now has three reporting units.

The Company performed a goodwill impairment assessment on the new reporting units and determined on the basis of the step one impairment test that the fair value of its testing laboratory and engineering centers, certification, and supply chain reporting units exceeded its carrying value, and no impairment was indicated.  For the year ended January 31, 2012, the Company recorded a goodwill impairment loss of $1,791,000 due to lower than expected results related to an acquisition made in December 2010 and a $400,000 write-down of other intangible assets.

Recent Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Policies” in the Notes to the consolidated financial statements, which is incorporated herein by reference.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this report.

Revenues

REVENUES
Years ended January 31,	2013	2012
(Dollars in thousands)
Total revenues	$184,547	$155,407

For the year ended January 31, 2013, revenues increased by $29.1 million, or 18.8% as compared to the prior year. $9.9 million or 6.4% of this increase was derived from businesses acquired. Organic growth of $19.2 million or 12.4% was primarily due to growth in the aerospace and energy markets, with a slight increase in defense industry revenue, which slowed significantly in the fourth quarter due to uncertainty regarding the U.S. budget and delays in the U.S. government’s continuing resolution process.

Gross profit

GROSS PROFIT
Years ended January 31,	2013	2012
(Dollars in thousands)

Total	$48,708	$37,585
% to total revenues	26.4%	24.2%

For the year ended January 31, 2013, gross profit increased by $11.1 million or 29.6%.  This increase was primarily a result of the increased revenue, moderated by the underutilization of assets at NTS' facilities that service the defense industry in the fourth quarter.

Selling General and Administrative Expenses

SELLING, GENERAL & ADMINISTRATIVE
Years ended January 31,	2013	2012
(Dollars in thousands)

Total	$35,779	$30,272
% to total revenues	19.4%	19.5%

For the year ended January 31, 2013, selling, general and administrative expenses increased by $5.5 million, or 18.2%.  The increase was primarily due to higher compensation and incentive related expense, especially in the sales and marketing areas with increased headcount to support the increasing sales levels, as well as increased amortization expense as a result of recent acquisitions, partially offset by a decrease in legal and other expenses.

Operating Income

OPERATING INCOME
Years ended January 31,	2013	2012
(Dollars in thousands)

Total	$12,694	$5,076
% to total revenues	6.9%	3.3%

For the year ended January 31, 2013, operating income of $12.7 million or 6.9% of revenue, more than doubled from the previous year total of $5.1 million or 3.3% of revenue. This increase is primarily due to increased revenues, partially offset by higher operating costs noted above. The prior year was also impacted by an impairment loss in the amount of $2.2 million, which consisted of $1.8 million in goodwill impairment, and a $400,000 write-down of other intangible assets.

Interest Expense

Interest expense increased by $1 million to $3.5 million in fiscal 2013 when compared to fiscal 2012. This was primarily due to payment of a full year interest expense relating to the Mill Road Capital financing which closed in June 2011, and slightly higher average outstanding debt balances on the Company’s senior secured credit facility.

Other Income

For the year ended January 31, 2013, other income was $1.0 million, compared to $1.2 million in the prior year.  Other income in both years was primarily due to the net gain recognized from insurance recovery related to the fire at the Company’s Fullerton facility in November of 2009.

Income Taxes

The effective tax rate for fiscal year 2013 is 47.1%, compared to 54.9% in the prior year. The higher income tax rate in fiscal 2012 was primarily due to a non-tax deductible impairment cost of $2.2 million. See Note 4 to the consolidated financial statements for a reconciliation of the provision for income taxes from continuing operations at the statutory rate to the provision for income taxes from continuing operations.

Management has determined that it is more likely than not that the Company's deferred tax asset will be realized on the basis of offsetting it against deferred tax liabilities and future income.  The Company analyzes the value of the deferred income tax asset quarterly in conjunction with external reporting.

Net Income

For the year ended January 31, 2013, net income from continuing operations was $5.4 million compared to $1.7 million for the prior year. This increase was due to items noted above.

On October 31, 2011, the Company closed its Calgary facility.  Net loss from the discontinued Calgary operations was $3,000 for the year ended January 31, 2013 and was $381,000 for the year ended January 31, 2012.

For the year ended January 31, 2013, net income attributable to noncontrolling interests was $976,000 compared to $866,000 in the prior year, an increase of 12.7%.  This increase was due to higher net income for the Company’s 50% owned NQA, Inc. subsidiary in the current year, slightly offset by the Company’s purchase of Unitek on November 8, 2012.

Net income attributable to NTS for the year ended January 31, 2013 was $4.4 million compared to $491,000 in the prior year. This increase was primarily due to higher net income partially offset by the increase in net income attributable to non-controlling interests.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense or "adjusted EBITDA", was $24.7 million for the year ended January 31, 2013 compared to $17.4 million for the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity.  The Company’s senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  A reconciliation of the Company's adjusted EBITDA to net income for the fiscal years ended January 31, 2013 and 2012 is included in the table below.

	(Dollars in thousands)
	Years ended
	January 31,
	2013	2012

Net Income	$5,420	$1,357
Add
Interest	3,471	2,465
Taxes	4,827	2,111
Depreciation	7,908	7,108
Amortization	2,037	1,607
EBITDA	23,663	14,648
Add
Share based compensation	988	554
Impairment loss	-	2,208
Adjusted EBITDA	$24,651	$17,410

Liquidity and Capital Resources

Liquidity

A summary of key balance sheet items affecting liquidity at January 31, 2013 and 2012 is as follows:

	(Dollars in thousands)
	January 31,	January 31,
	2013	2012
Cash and cash equivalents	$8,875	$4,335
Investments	$3,410	$3,318
Accounts receivable	$33,573	$33,480
Working capital	$33,338	$30,898

Summary of cash flows:

	(Dollars in thousands)
	January 31,	January 31,	Change
	2013	2012
Net cash provided by operating activities	$15,060	$11,314	$3,746
Net cash used in investing activities	(12,105)	(29,353)	17,248
Net cash provided by financing activities	1,539	13,491	(11,952)
Effect of exchange rate changes on cash	46	(41)	87
Net increase (decrease) in cash	$4,540	$(4,589)	$9,129

Net cash provided by operating activities was $15.0 million in the year ended January 31, 2013 and primarily consisted of net income of $5.4 million, depreciation and amortization of $10.5 million and share-based compensation of $1.0 million, offset by changes in working capital.

Net cash used in investing activities in the year ended January 31, 2013 was $12.1 million, of which $8.9 million related to capital expenditures and $3.1 million was used for the acquisition of Garwood.

Net cash provided by financing activities in the year ended January 31, 2013 was $1.5 million and consisted of net borrowings of $3.5 million under the Company’s revolving credit facility, and proceeds from stock options exercised of $418,000, partially offset by a $2.2 million dividend paid to the noncontrolling shareholder related to the purchase of non-controlling interest in Unitek.

Capital Resources

At January 31, 2013, the Company had cash and cash equivalents of $8.9 million and working capital of $33.3 million.  In addition to its cash and cash generated from operations, the Company has an existing credit facility under which the Company can draw based on established guidelines.

As more fully discussed in Note 3 to the consolidated financial statements, the Company secured a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $25 million revolving credit line, a $20 million term loan, and a $20 million acquisition line.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable.  At January 31, 2013, 85% of eligible accounts receivable was $19,264,000 and the amount of available credit under the revolving credit line on that date was $10,764,000.

The term loan and the acquisition line have been fully utilized as of January 31, 2013 and the Company is making periodic payments as required by the credit facility.

Off-Balance Sheet Arrangements

The Company does not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its long-term revolving line of credit arrangement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical one percentage point adverse move in interest rates along the entire interest rate yield curve would have increased interest expense by $327,000 for the fiscal year ended January 31, 2013.

Impact of Inflation

The Company incurs increased costs primarily in the areas of wages and benefits, health and general insurance and utilities. To date, these increases have been partially offset by reductions in other operating areas through improved efficiencies.  The Company can give no assurances, however, that in the future it can offset such increased costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets - January 31, 2013 and 2012

Consolidated Statements of Operations - Years ended January 31, 2013 and 2012

Consolidated Statements of Comprehensive Income - Years ended January 31, 2013 and 2012

Consolidated Statements of Shareholders' Equity - Years ended January 31, 2013 and 2012

Consolidated Statements of Cash Flows - Years ended January 31, 2013 and 2012

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

We have audited the accompanying consolidated balance sheets of National Technical Systems, Inc. and Subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  We did not audit the financial statements of NQA, Inc., a 50% consolidated subsidiary, which statements reflect total assets of $4,740,000 and $8,400,000 as of January 31, 2013 and 2012, respectively, and total revenues of $14,519,000 and $13,569,000, for the two years ended January 31, 2013.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NQA, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Technical Systems, Inc. and Subsidiaries at January 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
April 30, 2013

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	January 31,	January 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,875,000	$4,335,000
Investments	3,410,000	3,318,000
Accounts receivable, less allowance for doubtful accounts of $847,000 at January 31, 2013 and $671,000 at January 31, 2012	33,573,000	33,480,000
Income taxes receivable, net	639,000	2,691,000
Unbilled receivables	8,073,000	1,295,000
Inventories, net	446,000	4,247,000
Deferred income taxes	4,959,000	3,900,000
Prepaid expenses	2,524,000	2,964,000
Total current assets	62,499,000	56,230,000

Property, plant and equipment, at cost
Land	1,449,000	1,449,000
Buildings	13,115,000	7,748,000
Machinery and equipment	116,160,000	111,454,000
Leasehold improvements	17,140,000	16,480,000
Property, plant and equipment, at cost	147,864,000	137,131,000
Less: accumulated depreciation	(85,586,000)	(78,979,000)
Net property, plant and equipment	62,278,000	58,152,000

Goodwill	21,799,000	19,444,000
Intangible assets, net	16,149,000	16,986,000
Other assets	1,904,000	1,891,000

TOTAL ASSETS	$164,629,000	$152,703,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,473,000	$10,708,000
Accrued expenses	13,142,000	8,129,000
Deferred income	2,974,000	2,017,000
Current installments of long-term debt	5,572,000	4,478,000
Total current liabilities	29,161,000	25,332,000

Long-term debt, excluding current installments	48,379,000	45,710,000
Deferred income taxes	16,461,000	13,490,000
Deferred compensation	1,794,000	1,672,000
Other long-term liabilites	382,000	1,800,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,475,000 as of January 31, 2013 and 11,306,000 as of January 31, 2012	29,053,000	28,654,000
Retained earnings	39,296,000	34,852,000
Accumulated other comprehensive loss	(142,000)	(188,000)
Total shareholders' equity	68,207,000	63,318,000
Noncontrolling interests	245,000	1,381,000
Total equity	68,452,000	64,699,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$164,629,000	$152,703,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
for the Years Ended January 31, 2013 and 2012

	2013	2012

Net revenues	$184,547,000	$155,407,000
Cost of sales	135,839,000	117,822,000
Gross profit	48,708,000	37,585,000

Selling, general and administrative expense	35,779,000	30,272,000
Impairment loss	-	2,208,000
Equity loss from non-consolidated subsidiary	235,000	29,000
Operating income	12,694,000	5,076,000
Other income (expense):
Interest expense, net	(3,471,000)	(2,465,000)
Other income, net	1,027,000	1,238,000
Total other income (expense), net	(2,444,000)	(1,227,000)

Income before income taxes and noncontrolling interests	10,250,000	3,849,000
Income taxes	4,827,000	2,111,000

Net income from continuing operations	5,423,000	1,738,000
Loss from discontinued operations, net of tax	(3,000)	(381,000)
Net income	5,420,000	1,357,000

Net income attributable to noncontrolling interests	(976,000)	(866,000)

Net income attributable to NTS	$4,444,000	$491,000

Net income from continuing operations attributable to NTS	$4,447,000	$872,000
Net loss from discontinued operations attributable to NTS	$(3,000)	$(381,000)

Basic earnings attributable to NTS per common share:
Net income from continuing operations	$0.39	$0.08
Net loss from discontinued operations	$-	$(0.04)
Net income attributable to NTS *	$0.39	$0.05

Diluted earnings attributable to NTS per common share:
Net income from continuing operations	$0.37	$0.08
Net loss from discontinued operations	$-	$(0.03)
Net income attributable to NTS *	$0.37	$0.04

Weighted average common shares outstanding	11,376,000	10,865,000
Dilutive effect of stock options, nonvested shares and warrants	576,000	374,000
Weighted average common shares outstanding, assuming dilution	11,952,000	11,239,000

*	Per share data may not always add to the total for the year because each figure is independently calculated.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
for the Years Ended January 31, 2013 and 2012

	2013	2012

Net income	$5,420,000	$1,357,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	46,000	(41,000)
Comprehensive income	$5,466,000	$1,316,000
Comprehensive income attributable to non-controlling interest	(976,000)	(866,000)
Comprehensive income attributable to NTS	$4,490,000	$450,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

				Accumulated
		Common		Other	Total NTS
	Number of	Stock	Retained	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Amount	Earnings	Loss	Equity	Interests	Equity
Balance at January 31, 2011	10,243,000	$20,754,000	$34,361,000	$(147,000)	$54,968,000	$715,000	$55,683,000

Net income	-	-	491,000	-	491,000	866,000	1,357,000
Foreign currency translation loss	-	-	-	(41,000)	(41,000)	-	(41,000)
Stock retired for option exercised	(4,000)	(26,000)	-	-	(26,000)	-	(26,000)
Stock options exercised	86,000	222,000	-	-	222,000	-	222,000
Stock issued to Mill Road	933,000	5,503,000	-	-	5,503,000	-	5,503,000
Vesting of restricted stock	48,000	-	-	-	-	-	-
Issuance of restricted stock	-	269,000	-	-	269,000	-	269,000
Tax benefit from stock options exercised	-	77,000	-	-	77,000	-	77,000
Dividend paid to noncontrolling interests	-	-	-	-	-	(200,000)	(200,000)
Warrants issued to Mill Road	-	1,855,000	-	-	1,855,000	-	1,855,000

Balance at January 31, 2012	11,306,000	$28,654,000	$34,852,000	$(188,000)	$63,318,000	$1,381,000	$64,699,000

Net income	-	-	4,444,000	-	4,444,000	976,000	5,420,000
Foreign currency translation income	-	-	-	46,000	46,000	-	46,000
Stock options exercised	118,000	418,000	-	-	418,000	-	418,000
Vesting of restricted stock	51,000	-	-	-	-	-	-
Issuance of restricted stock	-	237,000	-	-	237,000	-	237,000
Tax benefit from stock options exercised	-	76,000	-	-	76,000	-	76,000
Dividend paid to noncontrolling interests	-	-	-	-	-	(2,444,000)	(2,444,000)
Allocation of gain on Unitek sale	-	(332,000)	-	-	(332,000)	332,000	-

Balance at January 31, 2013	11,475,000	$29,053,000	$39,296,000	$(142,000)	$68,207,000	$245,000	$68,452,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Years Ended January, 2013 and 2012

	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,420,000		$1,357,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,945,000		8,715,000
Amortization of debt issuance cost and debt discount	565,000		485,000
Impairment loss	-		2,208,000
Allowance for doubtful accounts	176,000		123,000
Loss on retirement of assets	6,000		75,000
Gain (loss) on investments	(42,000)		91,000
Deferred income taxes	234,000		1,315,000
Share based compensation	988,000		554,000
Other long term liabilities	-		(400,000)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	522,000		(4,332,000)
Unbilled accounts receivable	(6,778,000)		(794,000)
Inventories	3,801,000		33,000
Prepaid expenses	149,000		(953,000)
Other assets	47,000		896,000
Income taxes, net	2,052,000		(1,264,000)
Accounts payable	(3,392,000)		2,855,000
Accrued expenses	288,000		(176,000)
Deferred income	957,000		227,000
Deferred compensation	122,000		299,000
Net cash provided by operating activities	15,060,000		11,314,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,902,000)		(11,341,000)
Investment in life insurance	(1,000)		(6,000)
Cash surrender of insurance policy	476,000		-
Acquisition of businesses, net of cash acquired	(3,116,000)		(17,350,000)
Investment in retirement funds	(562,000)		(656,000)
Net cash used in investing activities	(12,105,000)		(29,353,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	16,651,000		10,615,000
Repayments of current and long-term debt	(13,162,000)		(9,834,000)
Proceeds from Mill Road financing, net	-		12,637,000
Dividend paid to non-controlling interest	(2,444,000)		(200,000)
Proceeds from stock options exercised	418,000		196,000
Tax benefit from restricted stock issuance and stock options exercised	40,000		77,000
Excess tax benefit on stock option exercised	36,000		-
Net cash provided by financing activities	1,539,000		13,491,000
Effect of exchange rate changes on cash	46,000		(41,000)

Net increase (decrease) in cash and cash equivalents	4,540,000		(4,589,000)
Beginning cash and cash equivalents balance	4,335,000	(b)	8,924,000	(a)

ENDING CASH AND CASH EQUIVALENTS BALANCE	$8,875,000	(c)	$4,335,000	(b)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments during the year for:
Interest	$3,625,000		$2,029,000
Income taxes	$3,622,000		$2,087,000

(a)	Cash and cash equivalents at January 31, 2011 includes cash from discontinued operations of $376,000.
(b)	Cash and cash equivalents at January 31, 2012 includes cash from discontinued operations of $15,000.
(c)	Cash and cash equivalents at January 31, 2013 includes cash from discontinued operations of $5,000.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 31, 2013

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

XXCAL Japan is a 50% owned subsidiary which started in fiscal 1999 and is accounted for under the equity method since NTS does not have operating control.  XXCAL Japan’s financial statements are prepared in accordance with generally accepted accounting principles in Japan.  There are no material adjustments that need to be made to XXCAL Japan’s financial statements for them to be in conformity with U.S. generally accepted accounting principles.  The equity investment recorded in the accompanying balance sheets is $392,000 and $627,000 at January 31, 2013 and 2012, respectively.  The Company’s equity loss recorded in the accompanying income statements totaled $235,000 and $29,000 for the years ended January 31, 2013 and 2012, respectively.

In accordance with authoritative guidance released by the Financial Accounting Standards Board (FASB) clarifying that a noncontrolling interest held by others in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section as a distinct item separate from the Company’s equity, noncontrolling interests are reported separately on the balance sheet.  Net income attributable to noncontrolling interests was $976,000 and $866,000 for years ended January 31, 2013 and 2012, respectively.  Noncontrolling interests balances were $245,000 as of January 31, 2013 and $1,381,000 as of January 31, 2012.

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

The Company did not have revenues from a single client in fiscal year 2013 which represented in excess of 10% of the Company’s total revenues.  Total revenues from clients in foreign countries were $9,406,000 in fiscal 2013 and $7,731,000 in fiscal 2012 adjusted for discontinued operations.

The Company performs ongoing credit evaluations of its clients' financial condition and generally requires no collateral.

Fair Value of Financial Instruments

The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable approximate fair value at January 31, 2013 and 2012, due to their short-term maturities and the relatively stable interest rate environment.

The fair values of the Company’s debt obligations are disclosed in Note 3.

The fair values of the Company’s investment securities, contingent consideration obligations on past acquisitions and embedded derivative are disclosed in Note 6.

Revenue Recognition

The majority of the Company’s revenues are derived from fixed price contracts. Revenues from fixed price testing contracts are generally recorded upon completion of the contracts, which are typically short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task. Revenues from contracts which are time and materials based are recorded as effort is expanded.

Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified and can be reasonably estimated. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a client for cost over-runs, the Company may incur losses on individual contracts.

Reimbursements made to the Company by clients under contract provisions, including those related to travel and other out-of-pocket expenses are recorded as revenues. An equivalent amount of reimbursable expenses is recorded as cost of sales.

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

Unbilled receivables

Unbilled receivables consist of accumulated revenues, including amounts earned related to costs incurred, in excess of amounts billed to customers. Unbilled receivables for each contract are reviewed on a monthly basis over the life of the contract and additional write-downs of unbilled receivables are made if there are insufficient revenues remaining on the contract such that unbilled receivables are not in excess of estimated net realizable value.

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

Depreciation expense for the years ended January 31, 2013 and January 31, 2012 were $7,908,000 and $7,108,000 respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over fair value of assets of an acquired business.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit using the discounted cash flow approach.  The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any.  The first step of the goodwill impairment test includes a comparison of the fair value of each reporting unit that has associated goodwill with the carrying value of the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors including future revenue forecasts and discount rates. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Significant inputs include discount rates and estimated future cash flows for each of the three reporting units.

During the year ended January 31, 2013, the Company’s operations were reorganized to change the manner in which the regional operating vice presidents manage the business and nature of those operations. Management further decided that it is more appropriate to aggregate the testing laboratories and engineering centers into one reporting unit based on economic similarities, sharing of assets and resources such as testing equipment and back office shared service centers. At January 31, 2013, the Company now has three reporting units.

The Company performed a goodwill impairment assessment on the new reporting units and determined on the basis of the step one impairment test that the fair value of its testing laboratory and engineering centers, certification, and supply chain reporting units exceeded its carrying value, and no impairment was indicated.  For the year ended January 31, 2012, the Company recorded a goodwill impairment loss of $1,791,000 due to lower than expected results related to an acquisition made in December 2010 and a $400,000 write-down of other intangible assets.

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

Share-Based Compensation

No stock options have been granted by the Company during fiscal years 2013 or 2012. Any stock options granted to existing and newly hired employees or directors will generally vest over a four-year period from the date of grant. Any share-based compensation expense relating to stock options incurred by the Company in fiscal years 2013 or 2012 was from stock options granted in prior years.  The Company may use other types of equity incentive awards, such as restricted stock.  The Company’s equity incentive plan also allows for performance-based vesting for equity incentive awards.

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

The Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments for fiscal years 2013 and 2012 was immaterial.

Restricted shares are granted to Directors as part of their compensation package. Restricted shares generally vest over a four-year period from the date of grant. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. No restricted shares were granted in fiscal 2013.

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

Foreign Currency

The accounts of the foreign divisions are translated into U.S. dollars. All balance sheet accounts, except for certain fixed assets accounts, have been translated using the current rate of exchange at the balance sheet date.  Certain fixed assets accounts are held at the exchange rate in place at the date of purchase.  Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates from year-to-year are recorded in accumulated other comprehensive loss. The translation of the balance sheet accounts resulted in $46,000 unrealized gain and $41,000 in unrealized loss in fiscal years 2013 and 2012, respectively.

Related Party Transactions

NTS provides management and consulting services to NQA, Inc. for an agreed-upon management fee.  Such services include, but are not limited to, advice and assistance concerning any and all aspects of the operations of the Company.  The Company earned management fees of $600,000 per year for fiscal years 2013 and 2012, which is eliminated in consolidation.

Ascertiva, the noncontrolling shareholder of NQA, Inc., provides certification oversight and advice and processes and issues ISO registration certificates. Ascertiva charges NQA, Inc. an agreed-upon fee for each certificate in place at the beginning of the year and issued during the year together with the appropriate United Kingdom Accreditation Service (UKAS) and Raad Voor Accreditatie (RVA) levy.  Certification fees were $600,000 per year for fiscal years 2013 and 2012.

NQA, Inc. leases space from NTS and was assessed $83,000 for rent and utilities in fiscal years 2013 and 2012, which is eliminated in consolidation.

On November 8, 2012, the Company purchased the 49.9% minority interest of Unitek Technical Services, Inc., a consolidated subsidiary from NQA.  See Note 2 below.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the prior guidance that permitted the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment became effective for the Company on February 1, 2012. This guidance does not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is presentation only in nature.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance did not have any impact on its consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU, Testing Indefinite - Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform a quantitative impairment test for that asset. Entities are required to test indefinite-lived assets for impairment at least annually and more frequently if indicators of impairment exist. This ASU is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has not elected to early adopt this revised standard. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

(2)	Business Acquisitions and Discontinued Operations

Acquisition of Ingenium Testing

On July 21, 2011, the Company acquired substantially all of the business and assets of Ingenium Testing, a provider of product compliance and engineering services based in Rockford, Illinois. The acquisition gives NTS a presence in the Chicago region, which reaches into Wisconsin, Indiana, Michigan and the rest of Illinois.

NTS acquired the business and assets of Ingenium and two affiliated companies for $12,525,000 which consisted of $12,002,000 in cash consideration and $523,000 in assumed net liabilities. The Company agreed to pay an additional maximum amount of $7,075,000 in earn-out consideration if certain performance targets are met related to EBITDA over the next three years. The estimated fair value of the earn-out liability was zero at January 31, 2013.

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

The acquisition-related costs for the twelve months ended January 31, 2012 were $350,000 and were recorded to selling, general and administrative expense. Amortization of the goodwill and other intangible assets on this transaction is tax deductible. The results of operations for Ingenium are included in the Company’s prior year consolidated statements of operations from July 21, 2011 to January 31, 2012 and for the full twelve months in fiscal year 2013.

Fair value at the date of acquisition of the acquired tangible and intangible assets of Ingenium Testing were as follows:

Cash paid	$12,002,000
Fair value of earn-out	400,000
Aggregate purchase price	12,402,000

Property, plant and equipment	8,007,000
Intangible assets	4,200,000
Net liabilities assumed	(523,000)
Fair value of assets and liabilities acquired	11,684,000

Goodwill	$718,000

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

Cash paid at closing was $5,200,000 and included $100,000 in working capital adjustment. An additional working capital adjustment of $148,000 was subsequently paid.  $900,000 of the purchase price was held back to secure LTI's indemnification obligations under the purchase agreement and is payable 18 months after closing. The Company agreed to pay an additional maximum amount of $1,000,000 (earn-out) if LTI achieves a certain level of EBITDA over the next four years. In fiscal 2013, $197,000 was paid to LTI related to the earn-out and a liability of $650,000 has been recorded as an estimated fair value of the remaining earn-out liability at January 31, 2013.

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

The costs related to this acquisition were $40,000 for the twelve months ended January 31, 2012 and were recorded to selling, general and administrative expense. Amortization of the goodwill and other intangible assets on this transaction is tax deductible.  The results of operations for LTI are included in the Company’s prior year consolidated statements of operations from September 1, 2011 to January 31, 2012 and for the full twelve months in fiscal year 2013.

 Fair value at the date of acquisition of the acquired tangible and intangible assets and assumed liabilities of LTI were as follows:

Cash paid	$5,200,000
Working capital adjustment paid	148,000
Fair value of earn-out	500,000
Purchase price held back	900,000
Aggregate purchase price	6,748,000

Accounts receivable and other assets	1,062,000
Property, plant and equipment	1,702,000
Intangible assets	3,700,000
Net liabilities assumed	(228,000)
Fair value of assets and liabilities acquired	6,236,000
Goodwill	$512,000

Acquisition of Garwood Laboratories

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expands NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. The Company also issued a promissory note for $1,175,000 which was due to the seller on April 17, 2013, but is being held pending finalization of certain review procedures. The promissory note is included in accrued expenses at January 31, 2013. The Company has withheld $750,000 of the purchase price for 18 months after closing to secure Garwood’s indemnification obligations under the purchase agreement. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value of the earn-out liability at January 31, 2013. A working capital adjustment receivable of $198,000 has been recorded at January 31, 2013 and will be deducted from the payment of the promissory note.

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

The acquisition-related costs for the twelve months ended January 31, 2013 were $76,000 and were recorded to selling, general and administrative expense. Amortization of the goodwill and other intangible assets on this transaction is not tax deductible. The Company’s consolidated statements of operations include Garwood’s results of operations for the period from April 17, 2012, the acquisition date, to January 31, 2013.

Fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities of Garwood were as follows:

Cash paid	$3,165,000
Note payable	1,175,000
Purchase price held back	750,000
Working capital adjustment receivable	(198,000)
Fair value of earn-out	200,000
Aggregate purchase price	$5,092,000

Cash	49,000
Account Receivable, net	593,000
Property, plant and equipment	3,138,000
Other assets	23,000
Intangible assets	1,200,000
Accounts payable	(157,000)
Accrued expenses	(131,000)
Relocation expense	(300,000)
Deferred taxes	(1,678,000)

Fair value of assets and liabilities acquired	2,737,000
Goodwill	$2,355,000

Acquisition of Unitek Technical Services, Inc.

On November 8, 2012, the Company purchased the 49.9% minority interest of Unitek Technical Services, a consolidated subsidiary. Total purchase price was $4,500,000 which the Company paid to NQA Inc. As part of the purchase agreement, NQA Inc. paid a dividend of $4,500,000 on a pro-rata basis to the Company and Ascertiva, the noncontrolling shareholder.  The initial 50.1% interest in Unitek was obtained on November 30, 2009 to broaden the Company’s service offerings to include supply chain management.  The current transaction gives NTS full ownership and control of Unitek.

Discontinued Operations

On October 31, 2011 the Company closed its facility in Calgary, Canada due to non-renewal of the facility’s lease.  The decision to shut down operations was based on the cost to relocate to a new facility in the area and the low operating profit of the existing business.  Fixed assets with a net book value of $44,000 were disposed of. The remaining fixed assets with a net book value of $403,000 were relocated and are in use at other NTS facilities. The facility was closed down as of October 31, 2011. Shut-down expenses of $566,000 were incurred and recorded in fiscal year 2012.

The major classes of assets and liabilities of discontinued operations included in the Company’s consolidated balance sheets as of January 31, 2013 and January 31, 2012 are as follows:

	January 31, 2013	January 31, 2012
Cash and cash equivalents	$5,000	$15,000
Accounts receivable, less allowance for doubtful accounts of $15,000 at January 31, 2012	-	105,000
Prepaid expenses	-	-
Property, plant and equipment, at cost	-	-
Accumulated depreciation	-	-
Total assets of discontinued operations	$5,000	$120,000

Accounts payable	$-	$-
Accrued expenses	(33,000)	(84,000)
Total liabilities of discontinued operations	$(33,000)	$(84,000)

In accordance with FASB ASC 205-20, Discontinued Operations, the Company determined that the Calgary facility became a discontinued operation in 2011, as the facility is a component of the Company that has clearly distinguishable operating activities and cash flows; and the Company will not have any continuing involvement, as the facility is closed.  Accordingly, all revenues and expenses for the Calgary facility for the years ending January 31, 2013 and 2012 are presented as “Loss from discontinued operations, net of tax” in the accompanying statements of operation.

The results from discontinued operations for the year ending January 31, 2013 and 2012 are as follows:

	January 31, 2013	January 31, 2012
Net revenues	$-	$1,278,000
Cost of sales	3,000	1,305,000
Gross profit	(3,000)	(27,000)
Selling, general and administrative expenses	-	26,000
Recovery of receivable previously written off	-	(261,000)
Other expense	-	23,000
Shut down expense	-	566,000
Loss from Calgary operations	$(3,000)	$(381,000)
Income taxes	-	-
Loss from discontinued operations, net of tax	$(3,000)	$(381,000)

(3)	Debt

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

Long-term debt as of January 31, 2013 and 2012 consisted of the following:

	January 31, 2013	January 31, 2012
Revolving credit line (a)	$8,500,000	$5,000,000
Term loan (b)	14,300,000	17,150,000
Acquisition and equipment credit line (c)	18,447,000	16,251,000
Mill Road debt (d)	6,983,000	6,337,000
Secured and other notes payable (e)	5,721,000	5,450,000
Subtotal	53,951,000	50,188,000
Less current installments	5,572,000	4,478,000
Total	$48,379,000	$45,710,000

(a)
The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio.  In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from revolving credit lines at January 31, 2013 was $8,500,000.  The revolving credit line is limited to 85% of eligible accounts receivable, which equates to $19,264,000 as of January 31, 2013.  The available amount on the revolving credit line was $10,764,000 as of January 31, 2013.  The interest rate applicable at January 31, 2013 was 2.46%.

(b)
The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either (I) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (II) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). Excess cash flow payments as required under the credit agreement are applied to the term loan. The outstanding balance from term loans at January 31, 2013 was $14,300,000. The interest rate applicable at January 31, 2013 was 2.71%.

(c)
With respect to any credit advance under this line that is used to finance eligible acquisitions, the Company is required to make quarterly principal payments commencing one year after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). No principal payments are due during the first year. The amount of such quarterly principal payments is 1.25% of the aggregate original principal amount of such credit advance during the second year, increasing to 2.50% during the third year and increasing to 3.75% during the fourth and fifth years. The interest rate applicable at January 31, 2013 was 2.71%.

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. In the case of interest that is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  In the case of interest that is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at January 31, 2013 was $16,715,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date (when all remaining outstanding principal plus accrued interest thereon is due and payable in full). The outstanding balance from equipment credit advances at January 31, 2013 was $1,732,000.

(d)
The Mill Road outstanding balance at January 31, 2013 of $6,983,000 was calculated based on the fair value of the debt. The balance consists of $7,587,000 in debt and $61,000 in derivative liability partially offset by $665,000 in debt discount.  The outstanding principal and accrued and unpaid interest is due and payable on June 27, 2016.  Interest accrues at a rate of 10.0% per annum and is payable quarterly. In addition, interest also accrues at a rate of 5.0% per annum, which amount is added automatically to the unpaid principal amount of the subordinated note on each date cash interest is payable.

(e)
In addition to the senior credit facility, the Company has an additional $4,884,000 at January 31, 2013 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 0.00% to 5.24%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $837,000 at January 31, 2013 for its prior acquisitions of Unitek Technical Services, Inc., TRA Certification, Inc. and International Management Systems, Inc. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

Fees related to debt are expensed over the life of the loans using the effective interest rate method.  As of January 31, 2013 the net amount of capitalized loan fees was $1,009,000.

Substantially all the assets of the Company are pledged as collateral.

Maturities of long-term debt for five fiscal years subsequent to January 31, 2013 are as follows:

2014	$5,572,000
2015	$6,413,000
2016	$34,206,000
2017	$7,595,000
2018	$165,000
$53,951,000

A reasonable estimate of fair value for the Company’s fixed rate debt was based on a discounted cash flow analysis.  The carrying amount of variable rate debt, including borrowings under the Company’s revolving lines of credit, approximate their fair values.

The carrying amounts and estimated fair values of the Company’s financial instruments are:

	2013 Carrying amount	2013 Estimated fair value	2012 Carrying amount	2012 Estimated fair value
Secured and other notes payable	$45,451,000	$45,309,000	$45,188,000	$45,084,000
Revolving lines of credit	8,500,000	8,500,000	5,000,000	5,000,000

(4)	Income Taxes

The provision for income taxes from continuing operations consists of:

	2013	2012
Current:
Federal	$3,825,000	$507,000
State	749,000	251,000
Foreign	19,000	37,000
	4,593,000	795,000
Deferred:
Federal	84,000	1,183,000
State	150,000	133,000
	234,000	1,316,000
Income tax expense	$4,827,000	$2,111,000

The effective income tax rate from continuing operations for fiscal year 2013 was 47.1%, compared to the previous year’s effective tax rate of 54.9%.  The lower income tax rate in fiscal 2013 was primarily due to a non-tax deductible impairment loss of $1,791,000 in fiscal year 2012.

The foreign operations had a pre-tax loss of $193,000 in fiscal 2013 compared with $307,000 in pre-tax loss in fiscal 2012. Calgary facility shutdown cost $566,000 in fiscal 2012, was included in the foreign operation pre-tax loss.  The earnings associated with the Company’s foreign subsidiary in Japan are reported net of tax and are included in operating income.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income from continuing operations before income taxes:

	2013	2012
Income before income taxes and noncontrolling interest	$10,250,000	$3,849,000
Federal income tax computed at statutory rate	$3,485,000	$1,178,000
State income taxes, net of federal benefits	527,000	254,000
Foreign income not subject to U.S. tax	66,000	104,000
Foreign tax	19,000	37,000
Dividend received	167,000	-
Goodwill impairment	-	609,000
Earn-out adjustment	(34,000)	(136,000)
Other, principally non-deductible expenses	145,000	65,000
Other	452,000	-
Income tax expense	$4,827,000	$2,111,000

Deferred income taxes on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities at January 31 were as follows:

	2013		2012
	Current	Non-current	Current	Non-current
Deferred tax assets:
Bad debts reserves	$341,000	$-	$263,000	$-
Vacation accrual	1,098,000	-	1,065,000	-
State taxes	712,000	-	493,000	-
Deferred compensation	1,568,000	-	1,219,000	-
Net operating loss	209,000	-	211,000	-
Accrued costs on discontinued operations	186,000	-	188,000	-
Acquisition costs	240,000	-	242,000	-
Other	605,000	-	219,000	-
Total deferred tax assets	$4,959,000	$-	$3,900,000	$-

Deferred tax liabilities:
Goodwill & other intangibles	$-	$(3,793,000)	$-	$(3,317,000)
Gain on involuntary conversion	-	(1,166,000)	-	(1,176,000)
Tax over book depreciation	-	(10,604,000)	-	(8,761,000)
Deferred compensation	-	(112,000)	-	(92,000)
Other	-	(786,000)	-	(144,000)
Total deferred tax liabilities	$-	$(16,461,000)	$-	$(13,490,000)
Net deferred tax asset (liability)	$4,959,000	$(16,461,000)	$3,900,000	$(13,490,000)

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

Under both stock option plans, officers, key employees, non-employee directors and consultants were granted options to purchase shares of the Company’s authorized but unissued common stock.  During fiscal 2013 and 2012 there were no shares granted under the 2002 stock option plan. Both the 2002 stock option plan and the 1994 stock option plan are now terminated. No additional options will be granted under either plan.

Outstanding options under all plans are exercisable at 100% or more of fair market value (as determined by the compensation committee of the Board of Directors) at the date of grant.  The options are contingent upon continued employment and are exercisable, unless otherwise specified, on a cumulative basis of one-fourth of the total shares each year, commencing one year from the date of grant.  Options currently expire ten years from the date of grant.  Proceeds received by the Company from the exercises are credited to common stock.  A summary of option activity under the plan as of January 31, 2013, and changes during the two years then ended is presented below:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2011	582,200	$4.09	2.86	$2,077,000
Granted	-	-
Exercised	(85,279)	2.69
Canceled, forfeited or expired	(8,300)	2.13
Outstanding at January 31, 2012	488,621	$4.39	2.18	$438,000
Granted	-	-
Exercised	(117,571)	3.52
Canceled, forfeited or expired	(2,500)	2.19
Outstanding at January 31, 2013	368,550	$4.66	1.42	$1,229,000
Exercisable at January 31, 2013	368,550	$4.66	1.42	$1,229,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock at the end of each fiscal year and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised at the end of each fiscal year.

The total intrinsic value of options exercised during the years ended January 31, 2013 and 2012 was $411,000 and $333,000, respectively.

The range of exercise prices for options outstanding at January 31, 2013 was $4.35 to $5.58.  The range of exercise prices for options is due primarily to the fluctuating price of the Company’s stock over the period of the grants.

The following table summarizes information about options outstanding at January 31, 2013:

Range of exercise prices	Outstanding at January 31, 2013	Weighted Avg. Remaining contract life in yrs.	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercisable Price
$4.01 to $5.00	325,050	1.4	$4.61	325,050	$4.61
$5.01 to $6.00	43,500	1.7	$5.09	43,500	$5.09
	368,550			368,550

These options will expire if not exercised at specific dates ranging from June 2014 to December 2015.  During the year ended January 31, 2013, 117,571 options were exercised at prices from $1.35 to $4.90 per share.

On June 27, 2011, the Company entered into a securities purchase agreement with Mill Road Capital, L.P. (“Mill Road”), raising $14,000,000 in capital in exchange for: (i) 933,333 shares of NTS common stock valued at $5,503,000; (ii) a 5-year 15% subordinated note in the original principal amount of $7,000,000 recorded as long term debt, net of $1,040,000 debt discount and embedded derivative, and (iii) a Common Stock no par value underlying warrants at an exercise price of $0.75 to purchase up to 300,000 shares of the Company’s common stock.  The warrants were issued and exercisable as of June 27, 2011.

The Company has an equity incentive plan, the 2006 Equity Incentive Plan (EIP), under which a total of 300,000 new shares of common stock were reserved for issuance. As of January 31, 2013, 296,509 shares of the Company’s common stock had been issued under the 2006 EIP and 3,491 shares were reserved for future issuance.  Shares are issued under the EIP as compensation to certain employee and non-employee directors of the Company.

The shares issued under the EIP have been issued as restricted shares, subject to vesting.  The non-vested shares have a vesting period of four years. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of income, relating to the equity incentive plan was $234,000 for fiscal year 2013 and $267,000 for fiscal year 2012.

The following table summarizes the non-vested shares transactions for fiscal 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Outstanding at January 31, 2011	147,491	$4.81
Granted	41,468	$5.36
Vested	(48,891)	$5.02
Forfeited	(22,684)	$4.11
Outstanding at January 31, 2012	117,384	$5.06
Granted	-	$-
Vested	(51,296)	$4.78
Forfeited	-	$-
Outstanding at January 31, 2013	66,088	$5.27

Total share based compensation amounts of $237,000 and $269,000 were recorded as a credit to common stock during fiscal years 2013 and 2012, respectively.  In addition, the tax benefit realized for the tax deduction from option exercises and restricted stock totaled $76,000 and $77,000 for fiscal years 2013 and 2012, respectively and were credited to common stock. As of January 31, 2013, there were no unrecognized compensation costs related to stock options granted under the Company’s equity incentive plans and there were $264,000 of total unrecognized compensation costs related to the share-based compensation arrangements granted under the 2006 Equity plan.  That cost is expected to be recognized over 32 months.

The Company offers two defined contribution employee benefit plans: National Technical Systems 401(k) Profit Sharing Plan and NQA 401(k) Pension Plan. The purpose of these plans is to provide retirement benefits to all employees of the Company.  The Company’s employees can contribute a portion of their salary into the 401(k) plan and the Company's Board of Directors, at its discretion, will determine each year the amount of matching contribution the Company will make.  Employer contributions are allocated based on participants’ own contribution percentage amount to the total amount contributed by all employees in each plan. In fiscal 2013, the Company contributed $560,000 to the 401(k) profit sharing plan as compared to $485,000 in 2012.

The former president of XXCAL has elected to receive the cash surrender value of life insurance owned by the Company on his life, in lieu of lifetime periodic deferred compensation payments.  The cash surrender value is included in other assets and the deferred compensation liability is included in deferred compensation.  The deferred compensation benefits are accrued and recognized over each employee’s expected term of employment.  The Company’s total deferred compensation expenses were $23,000 and $71,000 for the years ended January 31, 2013 and 2012, respectively. Included in other assets is $1,232,000 and $1,178,000 for the cash surrender values as of January 31, 2013 and 2012, respectively.

In fiscal year 2007, the Company started a Senior Executive Retirement Plan (SERP). The Company contributed to the plan $562,000 in fiscal year 2013 and $656,000 in fiscal year 2012  and paid premium charges of $36,000 and $43,000 in fiscal years 2013 and 2012, respectively, for life insurance policies with the Company designated as the beneficiary.  The SERP includes investments with a fair value of $3,410,000 at January 31, 2013, consisting of money market and mutual funds.

The Company adopted a Long Term Incentive Plan ("LTIP") in 2006 and another in 2010. The 2010 LTIP replaced the 2006 LTIP and no further awards are being made under the 2006 LTIP. Awards under the 2010 LTIP consist of either phantom stock full-value awards and/or phantom appreciation-only awards. Expense related to the 2010 LTIP was $751,000 and $285,000 in fiscal years 2013 and 2012, respectively, and was recorded to stock option expense.

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

The following inputs were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and embedded derivative at January 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,410,000	$3,410,000	$-	$-
Liability on earn-out for LTI acquisition	(650,000)	-	-	(650,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)
Embedded derivatives in debt put option	(61,000)	-	-	(61,000)

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

A Level 3 obligation was added in fiscal year 2013 for the contingent consideration obligation of $200,000 related to the Garwood acquisition. The fair value of the contingent earn-out consideration related to the MSI, Ingenium, LTI and Garwood acquisitions was estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which are considered to be Level 3 inputs.  Key assumptions in establishing the fair value of these liabilities include the discount rate and probability adjusted future revenues. After review of performance as of January 31, 2013, the earn-out related to MSI was reduced from $100,000 to zero, the earn-out related to Ingenium was reduced from $400,000 to zero, and the earn-out related to LTI was increased $350,000, less $200,000 paid out during the year.

(7)	Capital Stock

As of January 31, 2013 and 2012, the Company had 20,000,000 authorized common shares with no par value. At January 31, 2013 and January 31, 2012, 11,475,000 shares and, 11,306,000 were issued and outstanding, respectively.

During fiscal year 2013, there were 118,000 stock options exercised and 51,000 shares of restricted stock became vested under the 2006 equity incentive plan. During fiscal year 2012, there were 86,000 stock options exercised, 4,000 shares retired and 48,000 shares of restricted stock became vested under the 2006 equity incentive plan. In addition, 933,000 shares were issued as part of the Mill Road securities purchase agreement in fiscal 2012.

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

The Company leases certain of its operating facilities under operating leases which principally expire at various dates through fiscal year 2020.  The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance, insurance and other operating expenses.  Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  Total rental expense was $4,741,000 and $4,298,000 for the years ended January 31, 2013 and 2012, respectively.

At January 31, 2013, minimum rental payment obligations under operating leases were as follows:

2014	$4,138,000
2015	3,626,000
2016	3,345,000
2017	2,108,000
2018	1,452,000
Thereafter	3,097,000
$17,766,000

(9)	Intangible Assets

	January 31, 2013				January 31, 2012
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$990,000	$740,000	$250,000	3-5 years	$790,000	$615,000	$175,000	3 years
Customer relationships	20,547,000	5,552,000	14,995,000	3-15 years	19,547,000	3,757,000	15,790,000	3-15 years
Accreditations and certifications	20,000	18,000	2,000	5 years	20,000	17,000	3,000	5 years
Trademarks and tradenames	258,000	86,000	172,000	3-10 years	258,000	50,000	208,000	3-10 years
GSA Schedule	800,000	170,000	630,000	10 years	800,000	90,000	710,000	10 years
Total	$22,615,000	$6,566,000	$16,049,000		$21,415,000	$4,529,000	$16,886,000

Intangible assets not subject to amortization:

Goodwill			$21,799,000				$19,444,000
Trademarks and tradenames			100,000				100,000
Total			$21,899,000				$19,544,000

Amortization expense for intangible assets was $2,037,000 and $1,607,000 for the twelve months ended January 31, 2013 and 2012, respectively.  The aggregate amortization for the next five years is estimated to be $2,019,000, $1,974,000, $1,954,000, $1,954,000 and $1,923,000 for fiscal years 2014 through 2018, respectively.

The changes in the carrying amount of goodwill were as follows:

Net balance as of January 31, 2011	$20,004,000
Acquisitions (a)	1,231,000
Impairment ( b)	(1,791,000)
Net balance as of January 31, 2012	$19,444,000
Acquisitions (c)	2,355,000
Impairment ( d)	-
Net balance as of January 31, 2013	$21,799,000

(a) Acquisitions include $718,000 in Goodwill from the Ingenium acquisition and $512,000 in Goodwill from the LTI acquisition.
(b) Impairment loss of $1,791,000 is related to MSI.
(c) Acquisitions include $2,355,000 in Goodwill from the Garwood acquisition.

For the year ended January 31, 2013, there was no impairment loss. Accumulated goodwill impairment loss was $1,791,000 at January 31, 2013 and 2012.

(10)	Accrued Expenses

A summary of accrued expenses at January 31 is as follows:

	2013	2012
Compensation and employee benefits	$6,484,000	$5,608,000
Garwood note payable	1,175,000	-
Acquistion holdback payable	1,650,000	900,000
Long term incentive plan	1,036,000	285,000
Other	2,797,000	1,336,000
Total accrued expenses	$13,142,000	$8,129,000

(11)	Contingencies

The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, no claims or suits would materially affect the financial position or the results of the operations or cash flows of the Company.

(12)	Quarterly Financial Data (Unaudited)

2013	Three months ended,
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$43,453,000	$47,329,000	$49,921,000	$43,844,000
Gross profit	11,321,000	12,810,000	13,977,000	10,600,000
Net income from continuing operations attributable to NTS *	946,000	1,614,000	2,185,000	(298,000)
Net income (loss) from discontinued operations attributable to NTS	8,000	(12,000)	1,000	-

Basic earnings per common share
Net income from continuing operations attributable to NTS *	0.08	0.14	0.19	(0.03)
Net income (loss) from discontinued operations attributable to NTS	-	-	-	-
Net income attributable to NTS *	0.08	0.14	0.19	(0.03)

Diluted earnings per common share
Net income from continuing operations attributable to NTS *	0.08	0.14	0.18	(0.03)
Net income (loss) from discontinued operations attributable to NTS	-	-	-	-
Net income attributable to NTS *	0.08	0.13	0.18	(0.03)

Weighted average common shares outstanding	11,320,000	11,340,000	11,384,000	11,459,000
Dilutive effect of stock options	506,000	552,000	610,000	596,000
Weighted average common shares outstanding, assuming dilution	11,826,000	11,892,000	11,994,000	12,055,000

2012	Three months ended,
	Apr 30	Jul 31	Oct 31	Jan 31
Net revenues	$37,078,000	$37,516,000	$40,498,000	$40,315,000
Gross profit	9,261,000	9,068,000	9,468,000	9,788,000
Net income (loss) from continuing operations attributable to NTS	568,000	763,000	100,000	(559,000)
Net loss from discontinued operations attributable to NTS	(9,000)	(26,000)	(287,000)	(59,000)

Basic earnings (loss) per common share
Net income (loss) from continuing operations attributable to NTS	0.06	0.07	0.01	(0.05)
Net loss from discontinued operations attributable to NTS	-	-	(0.03)	(0.01)
Net income (loss) attributable to NTS	0.05	0.07	(0.02)	(0.05)

Diluted earnings per common share
Net income (loss) from continuing operations attributable to NTS	0.05	0.07	0.01	(0.05)
Net loss from discontinued operations attributable to NTS *	-	-	(0.02)	-
Net income (loss) attributable to NTS	0.05	0.07	(0.02)	(0.05)

Weighted average common shares outstanding	10,243,000	10,616,000	11,299,000	11,300,000
Dilutive effect of stock options	407,000	395,000	467,000	501,000
Weighted average common shares outstanding, assuming dilution	10,650,000	11,011,000	11,766,000	11,801,000

* Per share data may not always add to the total for the year because each figure is independently calculated.

(13)	Subsequent Events

Subsequent events have been evaluated up to and including the date these financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2013.

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended January 31, 2013, the Company completed the implementation of an integrated Enterprise Resource Planning or ERP solution. This new ERP solution does not materially affect the Company’s internal control over financial reporting. The ERP solution provides a unified platform for financial and accounting information, superseding a number of disparate legacy systems. The system is designed to provide enhanced project management for open contracts, improving visibility into the status of completion and costs for longer term contracts.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MEMBERS OF THE BOARD OF DIRECTORS

The following sets forth the names, age and certain information concerning the Company's directors:

Name	Age	Position or Office	Director Since	End of Term
Class I Directors:
Dr. John Foster	54	Director	2009	2015
William McGinnis	54	Chief Executive Officer and Director	1994	2015
Donald Tringali	55	Chairman of the Board	1999	2015

Class II Directors:
Aaron Cohen (1)	76	Co-founder and Vice Chairman of the Board	1997	2013
Justin Jacobs	38	Director	2011	2013
Dan Yates	52	Director	2003	2013

Class III Directors:
John Gibbons	64	Director	2003	2014
Robert Lin	55	Director	1988	2014
Norman Wolfe	65	Director	2001	2014

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

Dr. John Foster is the Founder and President of Owl Biomedical, Inc., a privately-held company producing state-of-the-art human cell processing equipment and disposables, a position he has held since January 2012. Prior to that, he was the Chairman and Chief Executive Officer of Innovative Micro Technology, Inc., a MEMS (micro-electromechanical systems) contract manufacturer and foundry, for 12 years. The Nominating Committee recommended Dr. Foster for service on the Board of Directors because of his background and experience in technology-driven companies, his public company chief executive officer experience, foreign company operational responsibilities, and experience in the development of innovative technologies.

William McGinnis is President and Chief Executive Officer of the Company. He has been associated with the Company continuously since 1980. The Nominating Committee recommended Mr. McGinnis for service on the Board of Directors because of his extensive management, operational and engineering experience and acumen, his long history with the Company, and his proven record of attaining operational and financial objectives under a variety of economic and competitive conditions.

Donald Tringali became Chairman of the Board effective May 1, 2010. Prior to that, he was Vice Chairman of the Board from June 1996.  He also has been President of the Augusta Advisory Group, a management consulting company, for more than five years. The Nominating Committee recommended Mr. Tringali for service on the Board of Directors because of his extensive experience as a senior corporate officer of a public company, consulting work with various businesses and organizations, experience as a lawyer, and broad knowledge of mergers and acquisitions, corporate governance, legal and financial matters affecting public companies.

Aaron Cohen is a founder, Vice Chairman of the Board and Senior Vice President, Corporate Development of the Company. He has been associated with the Company since 1961. The Nominating Committee has recommended Mr. Cohen for service on the Board of Directors because of his long-time history with and significant knowledge of the Company as one of its founders, his experience as a chief executive officer, Chairman of the Board, director of public companies and extensive expertise in engineering operations.

Justin Jacobs is a managing director with Mill Road Capital Partners L.P, a private investment firm focused on investing in and partnering with publicly traded micro-cap companies in the U.S. and Canada. Mr. Jacobs has been associated with Mill Road Capital since 2005.  Prior to joining Mill Road Capital, Mr. Jacobs worked at LiveWire Capital, an investment and management group focused on operationally-intensive buy-outs of small companies. Prior to joining LiveWire, Mr. Jacobs was an investment professional in the private equity group at The Blackstone Group.  Mr. Jacobs is also a member of the Board of Directors of Galaxy Nutritional Foods, a privately held food products company, and PRT Holdco ULC, a privately held producer of container-grown forest seedlings. He earned a B.S. with dual concentrations in finance and accounting from the McIntire School of Commerce at the University of Virginia where he graduated Beta Gamma Sigma, the highest academic distinction in the undergraduate business program.

Dan Yates is President of Grandpoint Bank, a position he has held since January 2012.  Prior to that, he served as the Chief Executive Officer of Regents Bank for 10 years.  The Nominating Committee recommended Mr. Yates for service on the Board of Directors because of his significant experience as President of a commercial bank, his previous experience in starting a new commercial bank, his experience in acquiring 9 banks and integrating their diverse business cultures into a high performing bank, his long history of providing consultative business advice to the executive teams in a wide array of industries to help them grow revenues, earnings, and solve complex business issues, combined with his extensive knowledge of commercial lending, Treasury Management and intimate knowledge of a variety of industries drawn from his 30 year banking career serving entrepreneurs and business leaders, combined with his skills at attaining financial objectives in companies where he has served as the chief executive officer.

John Gibbons has been an independent consultant since April 2004. Prior to April 2004, Mr. Gibbons was Vice Chairman of TMC Communications, Inc., a long distance, data and Internet services provider. He is a director of Deckers Outdoor Corporation, (NASDAQ: DECK), a designer, producer and brand manager of innovative, high-quality footwear. The Nominating Committee has recommended Mr. Gibbons' for service on the Board of Directors and as chair of the Audit Committee because of his extensive experience as a chief executive officer of several companies, directorship of other public companies and background as a certified public accountant, together with his financial experience and acumen.

Robert Lin has been President and Chief Executive Officer of MTI Marketing, a manufacturer and distributor of products for the advertising specialty and premium markets, for more than five years. The Nominating Committee recommended Mr. Lin for service on the Board of Directors because of his business experience as the chief executive officer of a manufacturing and distribution company, his understanding of operational responsibilities, and his significant experience with the Company.

Norman Wolfe has been President and Chief Executive Officer of Quantum Leaders, Inc., a management consulting firm specializing in strategy execution, for more than five years. Mr. Wolfe holds an Advanced Professional Director Certification from the American College of Corporate Directors, a public company director education and credentialing organization. The Nominating Committee recommended Mr. Wolfe for service on the Board of Directors because of his substantial experience as chief executive officer of a company, extensive experience in providing consulting services to a broad spectrum of businesses, and deep knowledge and experience in corporate governance matters.

In connection with the financing that the Company entered into with Mill Road Capital L.P (“Mill Road”) in 2011, we entered into certain agreements that gave Mill Road the right to appoint a member to our Board of Directors as long as they own at least 5% of our outstanding common stock.  Mill Road designated Justin Jacobs as their initial designee to our Board of Directors and he was appointed to serve as a Class II director on July 20, 2011.

If Mr. Jacobs ceases to serve, and Mill Road does not have a designee on our Board of Directors, we have agreed to give Mill Road notice of any shareholder meeting where directors shall be elected and, if they provide us with notice, to add their designee to our slate of nominees for election to the Board in the proxy statement for the meeting.  To the extent it is not reasonably practicable to add the Mill Road designee in the proxy statement before the meeting, or the Mill Road designee declines to be added, we have agreed to take such action as may be necessary, including increasing the size of the Board, in accordance with the bylaws of the Company, to appoint a Mill Road designee to our Board immediately after the conclusion of such meeting.

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

The Board of Directors and Committees

The Board of Directors is responsible for the supervision of the overall affairs of the Company.  The Board of Directors held ten meetings during the last fiscal year. Each director attended at least 75 percent of the meetings of the Board of Directors and each Committee on which he served during the fiscal year ended January 31, 2013.

Audit Committee

The Company's Board of Directors has an Audit Committee consisting of Messrs. Gibbons, Foster and Yates.  Mr. Gibbons is Chairman of the Audit Committee. The function of the Audit Committee is to (a) select the independent registered public accounting firm to be engaged by the Company, (b) review the scope and findings of the annual audit, (c) review accounting policies and procedures and the Company's financial reports, and (c) evaluate the internal controls employed by the Company. The Audit Committee held eight meetings during the 2013 fiscal year. The Board has determined that each of the Audit Committee members are "independent," as defined under the applicable Nasdaq listing standards and SEC rules and regulations. The Board of Directors has determined that John Gibbons qualifies as an "audit committee financial expert" under SEC rules and regulations.  A copy of the written charter of the Audit Committee is available on our corporate website at www.nts.com. The charter may be found as follows: From our main web page, click on “Corporate Governance” at the bottom of the page.

Compensation Committee

The Company's Board of Directors has a Compensation Committee consisting of Messrs. Foster, Jacobs, Tringali and Yates.  Mr. Yates is the Chairman of the Compensation Committee.  The function of the Compensation Committee is to consider and make recommendations to the Board of Directors on salaries, bonuses, and other forms of compensation for the Company's executive officers and to review Board compensation.  The Compensation Committee also administers the Company's stock option plan, long term incentive plan and senior executive retirement plan.  The Compensation Committee held five meetings during the year.  The Board of Directors has determined that all Compensation Committee members are "independent," as defined under the applicable Nasdaq listing standards and SEC rules and regulations. The Compensation Committee operates under a written charter, a copy of the charter is available on our corporate website at www.nts.com. The charter may be found as follows: From our main web page, click on “Corporate Governance” at the bottom of the page.

Governance Committee

The Company's Board of Directors has a Governance Committee consisting of Messrs. Wolfe, Gibbons and Tringali.   Mr. Wolfe is Chairman of the Governance Committee.   The function of the Governance Committee is to consider and make recommendations on matters related to the practices, policies and procedures of the Board of Directors and to take a leadership role in shaping the corporate governance of the Company.   The Governance Committee assesses the size and structure of the Board of Directors and Board committees.  The Governance Committee also administers an annual evaluation of the Board of Directors’ performance and effectiveness.  The Governance Committee held five meetings during the 2013 fiscal year.

The Governance Committee periodically reviews the composition of the board and identifies those qualities, including diversity, that supports the Company’s strategic direction.  Although the Committee does not have a formal diversity policy, it believes that diversity is an important consideration in evaluating board composition.  Among the factors considered are personal, professional and cultural experiences that will ensure the board as a whole contributes a diversity of perspectives that represents the variety of stakeholders we serve.

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

Nominating Committee

The Nominating Committee assists the Board of Directors in the selection of nominees for election to the Board.  The Nominating Committee consists of Messrs. Gibbons, Tringali and Jacobs.  Mr. Tringali is Chairman of the Nominating Committee.   The Board of Directors has determined that each of Messrs. Gibbons, Tringali and Yates are "independent," as defined under the applicable NASDAQ listing standards.  The Nominating Committee held two meeting during the 2013 fiscal year.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to the chief executive officer and chief financial officer of the Company, as well as all employees and directors of the Company. The Code of Ethics is published on the Company's website located on the Internet at www.nts.com, under "Corporate Governance."

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

Director Attendance at Annual Meeting

The Company does not have a policy regarding director attendance at the Company's annual meetings of shareholders, although it encourages all directors to attend. All of our current directors attended the Company's 2012 annual meeting of shareholders.

EXECUTIVE OFFICERS

The following table sets forth the names, age and certain information concerning the Company's executive officers who do not also serve as directors:

Name	Age	Position
Douglas Briskie	49	Chief Strategy Officer since December 2012. He was previously Senior Vice President Corporate Development beginning in 2007 and has been associated with the Company since 1987.
Derek Coppinger	43	Chief Operations Officer since December 2012. He was previously Senior Vice President, Corporate Development beginning in 2007, and has been associated with the Company since 1998.
Michael El-Hillow	61
Senior Vice President, Chief Financial Officer and Corporate Secretary since 2012. From 2007 to 2011, Mr. El-Hillow was with Evergreen Solar, Inc. a Marlborough, MA-based developer, manufacturer and marketer of solar modules, serving as Chief Financial Officer (2007-2010), Chief Operating Officer (2009-2010), Chief Executive Officer (2010-2011).

Dwight Moore	50	Chief Marketing and Sales Officer since December 2012. He was previously Senior Vice President, Chief Operating Officer beginning in 2006 and has been associated with the Company since 1997.

None of the executive officers were selected pursuant to any arrangement or understanding other than with the Company's executive officers acting within their capacities as such.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation programs

Salary

We design our compensation programs to provide our executive management with a level of assured cash compensation in the form of base salary that is commensurate with their professional status and accomplishments and which is also intended to be competitive in the marketplace.

Short Term Bonus Plan

We maintain a Short Term Bonus Plan which provides our executive officers the ability to earn cash bonuses based on the achievement of performance targets. The size of the bonus payment and the performance targets for the Short Term Bonus Plan are set annually by the Compensation Committee.  The Short Term Bonus Plan has been used to align executive compensation with the Company’s short term operating goals.  For fiscal 2013, the performance goal for the Company’s named executive officers was tied to EBITDA performance.  Historically, the performance targets have been based on a combination of performance objectives that are customized for each executive on the basis of his or her management responsibilities.

Long Term Incentive Plan

We adopted a Long Term Incentive Plan (“LTIP”) in 2006 and another in 2010.  The 2010 LTIP replaced the 2006 LTIP and no further awards are being made under the 2006 LTIP.  The 2006 LTIP and 2010 LTIP provide participants, including the named executive officers, with the right to earn additional incentive cash compensation.  The LTIPs are intended to align executive compensation with shareholders’ interests in long term growth in the value of the Company’s common stock and motivate participants to contribute to the growth and profits of the Company.

The amount and terms of any awards under the 2006 LTIP or the 2010 LTIP are established by the Compensation Committee and reviewed with the Compensation Committee’s compensation consultant against compensation programs of peer companies.  Participants must generally continue to render service with the Company during the award period in order to receive payment.

Awards under the 2006 LTIP consist of either phantom stock full-value awards and/or phantom appreciation-only awards.  The value of an award is determined by a weighted average of the Company’s diluted earnings per share over the prior three fiscal years.  The diluted earnings per share for each year will be weighted 50% for the most recent year, 35% for the preceding year and 15% for the second most recent year. This weighted average is multiplied by twenty to determine the value of award for the purposes of the plan.  Full value awards are determined based on this value at maturity of the award and an appreciation-only award provides the participant with the increase in such values between the times of grant and maturity.  Settlement of awards generally occurs on the earlier of: the fourth anniversary of the year of grant, a change in control of the Company, or certain qualifying terminations of employment, and settlement is provided in cash within 90 days of the award’s maturity.

Awards under the 2010 LTIP consist of either phantom stock full-value awards and/or phantom appreciation-only awards.  The value of an award is determined by the arithmetic average of the Company’s closing stock price over the 20 business days prior to the payment date.  Full value awards are determined based on this value at maturity of the award and an appreciation-only award provides the participant with the increase in such values between the times of grant and maturity.  Settlement of awards generally occurs on the earlier of: the fourth anniversary of the year of grant, a change in control of the Company, or certain qualifying terminations of employment.  Settlement is provided in cash within 90 days of the award’s maturity.  The Company has the option to pay up to 50% of value of the award, as long as the Company is publicly traded, through delivery of vested shares of the Company’s common stock valued on the basis of the prior trading day’s closing price.  Any settlement through shares of the Company’s common stock would have to be in compliance with applicable securities laws and the listing requirements of any stock exchange on which the Company’s common stock is traded.

Equity Incentive Plan

We have two equity based compensation plans: the 2002 Stock Option Plan and the 2006 Equity Incentive Plan.  The 2006 Equity Incentive Plan replaced the 2002 Stock Option Plan, which was terminated and no further options will be granted under the 2002 Stock Option Plan.  The 2002 Stock Option Plan was administrated by the Compensation Committee and authorized the Company to grant incentive and non-qualified stock options to employees and directors.  Options issued under the 2002 Stock Option Plan to our named executive officers in prior years are disclosed under “Outstanding Equity Awards” below.  The 2006 Equity Incentive Plan is administrated by the Compensation Committee and authorizes the Company to grant incentive and non-qualified stock options as well as stock awards to employees or non-employee directors.  There were 300,000 shares of stock reserved for issuance under the 2006 Equity Incentive Plan.  The shares issued under the 2006 Equity Incentive Plan have been issued as restricted shares, subject to vesting.  The non-vested shares have a vesting period of four years.  As of January 31, 2013, 296,509 shares of common stock had been issued under the 2006 Equity Incentive Plan and 3,491 shares were reserved for future issuance.

Supplemental Executive Retirement Plan

In 2006, our Compensation Committee and our Board of Directors approved and adopted the National Technical Systems, Inc. Supplemental Executive Retirement Plan, which was amended and restated in 2008 (the “SERP”). The SERP is an unfunded nonqualified deferred compensation plan under the Internal Revenue Code of 1986, as amended. Participants include a select group of officers or highly compensated employees of the Company who are selected by the Compensation Committee to receive benefits under the SERP. The SERP was adopted to incentivize our executive officers to remain with the Company through retirement age.

The amount that the Company credits on behalf of a participant each year is based upon a participant’s salary, years to retirement, and date of entry into the plan.  This amount may vary from participant to participant and from year to year as determined by the Compensation Committee.  Accumulated credit balances accrue interest which is compounded monthly at an annualized rate of 5.5%.

Credits under the SERP vest on the basis of 20% per full year of continued service.  Participants will forfeit any unvested benefits as of the date of termination of employment or other termination events, except that all unvested benefits shall become fully vested if termination of employment is due to retirement, death, or disability of a Participant. Additionally, all unvested benefits shall become fully vested for participants with ten or more years of service with the Company upon a change of control of the Company.  A change of control is defined as either a change in the ownership of the Company, a change in the effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company as such terms are defined under Section 409A of the Internal Revenue Code.  In the event a participant’s service is terminated for cause, his or her SERP benefit and any future benefit payments are subject to immediate forfeiture.

Payment of earned benefits will be provided in either: fifteen annual installment amounts after retirement; or a lump sum within 90 days after termination of employment for participants whose employment terminates due to death or disability; or five annual installments after other types of termination of employment.

The Company contributed an aggregate of $563,000 to the SERP in fiscal year 2013 and $656,000 in fiscal year 2012 and paid premium charges of $37,000 and $43,000  in fiscal years 2013 and 2012 for all participants, respectively, for life insurance policies with the Company designated as the beneficiary.  The SERP includes aggregate investments with a fair value of $3,410,000 at January 31, 2013, consisting of money market and mutual funds.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our named executive officers for each of the fiscal years ended January 31, 2013 and 2012.

`	Fiscal Year End	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)		Total ($)
William McGinnis	2013	$347,162	$196,841	----	----	----	$89,258	(5)	$633,261
President and Chief Executive Officer	2012	$347,162	$32,633	----	----	----	$94,028	(5)	$473,823
Dwight Moore,	2013	$241,900	$137,157	----	----	----	$31,638	(6)	$410,695
Chief Marketing and Sales Officer	2012	$241,900	$16,933	----	----	----	$29,801	(6)	$288,634
Douglas Briskie	2013	$203,337	$145,292	----	----	----	$27,901	(6)	$376,530
Chief Strategy Officer	2012	$203,337	$20,334	----	----	----	$26,446	(6)	$250,117

(1)
Represents bonuses awarded in accordance with the Company’s existing short term bonus plan which is based on the Company achieving certain performance targets. Mr. Briskie received an additional $30,000 for services performed in connection with a special assignment.

(2)	We did not grant any stock awards to our named executive officers for the fiscal years ended January 31, 2013 and 2012.
(3)	We did not grant any stock option awards to our named executive officers for the fiscal years ended January 31, 2013 and 2012.

(4)
Represents the amount earned by the named executive officers pursuant to the "Long-Term Incentive Plan" (LTIP) adopted by the Company in fiscal year 2007. The amounts reflected on the "Summary Compensation Table" represent amounts vested or paid out to the LTIP plan participants. The amount indicated represents amount vested and not amounts paid. In general, LTIP participants only receive payments under the plan if the Company’s earnings per share increase over the award period (three years). There were no incentive amounts earned in fiscal year 2013.

(5)
Includes annual vested amount of $69,162 and $65,553 pursuant to the Company’s 2006 Supplemental Executive Retirement Plan, reimbursements of uninsured medical expenses of $10,096 and $19,375 and premiums towards life insurance of $10,000 and $9,100 for the fiscal years ended January 31, 2013 and 2012, respectively.

(6)	Represents annual vested amount pursuant to the Company’s 2006 Supplemental Executive Retirement Plan.

Outstanding Equity Awards

The table below summarizes the current holdings of option awards and stock awards by our named executive officers for fiscal year ending January 31, 2013.  Each stock option award has a 10 year life and is shown separately for each named executive officer and vests at a rate of 25% on each anniversary of the date of grant. No grants were made in fiscal 2013.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)	(#)	($)		(#)	($)	(#)	($)
William McGinnis	22,000	-	$4.45	6/27/2013	-	-	-	-
	15,000	-	$4.56	6/28/2014	-	-	-	-
	25,000	-	$4.76	12/1/2015	-	-	-	-
Douglas Briskie	11,000	-	$4.45	6/27/2013	-	-	-	-
	5,000	-	$4.56	6/28/2014	-	-	-	-
	17,500	-	$4.76	12/1/2015	-	-	-	-
Dwight Moore	11,000	-	$4.45	6/27/2013	-	-	-	-
	5,000	-	$4.56	6/28/2014	-	-	-	-
	17,500	-	$4.76	12/1/2015	-	-	-	-

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

Pursuant to the change in control agreement, if one of our executive officer’s employment terminates without cause within twelve months following a change in control of our Company, he or she will receive a payment equal to two times his or her annual compensation (one year for Mr. El-Hillow), payment of medical and related benefits for a period of two years (one year for Mr. El-Hillow), and full accelerated vesting of all outstanding stock options. If the termination without cause occurs more than twelve, but less than twenty-four months following a change in control, the executive will receive a payment equal to his or her annual compensation, payment of medical and related benefits for a period of one year, and full accelerated vesting of all outstanding stock options.

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

Risk Considerations in our Compensation Programs

Our Compensation Committee does not believe our compensation program encourages excessive or inappropriate risk taking. We structure our pay to consist of primarily fixed compensation with cash and non-cash incentive programs.  The base salary portion of compensation is designed to provide a steady income regardless of our stock price performance, so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business metrics.  Our cash incentive program focused on EBITDA generation in fiscal year 2013 and on multiple financial metrics including revenues, operating income and other management objectives in previous years.  Metrics are evaluated each year based on perceptions of operating issues most critical to the company's short and long term success.  Our equity incentive grants have traditionally been structured to provide longer term incentive.  Our Compensation Committee feels that this compensation package strikes a balance between providing secure compensation and appropriate short term and long term incentives, such that our executives are not encouraged to take unnecessary or excessive risks.

DIRECTOR COMPENSATION

In setting director compensation, we consider the significant amount of time that our directors spend fulfilling their duties to our Company, as well as the skill level required by our board members.  We seek to provide director compensation that is competitive with the compensation offered by our peer group of companies and is fair and appropriate in light of the responsibilities and obligations of our independent directors.

For the fiscal year ended January 31, 2013, members of our board who are not employees of our Company received an annual cash retainer and additional cash compensation based upon committee memberships and chairmanships.  Directors who are also our employees receive no compensation for their services as directors.

Director Summary Compensation Table

The table below summarizes the compensation we paid to our non-employee directors for the fiscal year ended January 31, 2013.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name (1)	($)(2)	($)(3)	($)(4)	($)
John Foster	83,428	-	-	83,428
John Gibbons	107,428	-	-	107,428
Justin Jacobs	67,428	-	-	67,428
Robert Lin	61,428	-	-	61,428
Donald Tringali	139,180	-	-	139,180
Norman Wolfe	73,428	-	-	73,428
Dan Yates	79,428	-	-	79,428

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

(2)	During fiscal year 2013, Mr. Tringali, Mr. Gibbons and Mr. Foster received $10,000 each as compensation related to special committee services.
(3)
We did not grant any stock awards in fiscal year 2013.  As of January 31, 2013, each director has the following number of non-vested restricted stock awards outstanding: John Foster: 8,448; John Gibbons: 8,817; Robert Lin: 8,817; Donald Tringali: 17,634; Norman Wolfe: 8,817 and Dan Yates: 8,817.

(4)
We did not grant any stock option awards to our directors for the fiscal year ended January 31, 2013.  As of January 31, 2013, each director has the following number of outstanding options: John Gibbons: 5.000 and Norman Wolfe: 7,500.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Stock

The following table presents information concerning the beneficial ownership of the shares of our common stock as of April 7, 2013 by:

●	each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

Beneficial Owner	Title of Class of Stock	Amount and Nature of Beneficial Ownership		Percent of Class
5% Shareholders

Mill Road Capital, L.P.	Common Stock	1,662,556	(1)	14.3%
382 Greenwich Avenue, Suite One
Greenwich, CT 06830
Dr. Jack Lin	Common Stock	1,086,997	(2)	9.4%
24780 Hermosilla Court,
Calabasas, California 91302
Sandler Capital Management	Common Stock	1,040,289	(3)	9.0%
711 Fifth Avenue
New York, NY 10022
Dimensional Fund Advisors Inc.	Common Stock	653,790	(4)	5.6%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
Luis Antonio Hernandez	Common Stock	620,160	(5)	5.3%
3069 Misty Harbour Drive,
Las Vegas, Nevada 89117
Sidney Meltzner	Common Stock	608,002	(6)	5.2%
404 21st Street
Santa Monica, California 90402

Current Directors and Named Executive Officers:
Aaron Cohen	Common Stock	1,346,861	(7) (8)	11.6%
Robert Lin	Common Stock	196,359	(7) (8)	1.7%
William McGinnis	Common Stock	194,892	(7)	1.7%
Donald Tringali	Common Stock	158,322	(7) (8)	1.4%
John Gibbons	Common Stock	71,941	(7) (8)	**
Douglas Briskie	Common Stock	58,500	(7)	**
Norman Wolfe	Common Stock	57,276	(7) (8)	**
Dan Yates	Common Stock	53,233	(7) (8)	**
Dwight Moore	Common Stock	52,356	(7)	**
Derek Coppinger	Common Stock	26,000	(7)	**
Dr. John Foster	Common Stock	19,933	(7)	**
All current directors and executive officers as a group (twelve persons)	Common Stock	2,235,671	(7) (8)	19.2%

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

The percentage of beneficial ownership is based on 11,622,873 shares outstanding on April 7, 2013, including 66,086 restricted shares which remain subject to vesting. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 13, 2013 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

** Indicates less than 1.0%
(1)
Based on Schedule 13D filed by this holder with the SEC on July 20, 2011. According to the Schedule 13D includes (a) 1,362,556 shares of Common Stock, and (b) warrants to purchase 300,000 shares of Common Stock that are exercisable within 60 days from the date of the Schedule 13D.

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

(3)	Based on Schedule 13D/A filed by this holder with the SEC on March 9, 2012.
(4)	Based on Schedule 13G filed by this holder with the SEC on December 31, 2012.
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

(7)	Includes shares covered by options exercisable within 60 days, as follows: Cohen, 21,000; Gibbons, 5,000; McGinnis, 62,000; Moore, 33,500; Wolfe, 7,500; Briskie, 33,500 and Coppinger 24,000.
(8)
Includes non-vested restricted shares as to which the holder has the power to vote but does not have the power to dispose, as follows: Cohen, 4,738; Foster, 8,448; Gibbons, 8,817; R. Lin, 8,817; Tringali, 17,634; Wolfe, 8,817 and Yates, 8,817.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's officers, directors and consultants are required to file initial reports of ownership and reports of change in ownership with the SEC. Officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on information provided to the Company by individual officers and directors, the Company believes that during the fiscal year ended January 31, 2013 all filing requirements applicable to officers and directors have been complied with, except for Mr. El-Hillow, whose initial Form 3 was late due to an administrative error.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Family Relationships

There are no family relationships among the Company's current directors and executive officers.

Policies for Review of Related Party Transactions

Our Board of Directors has approved a written policy for the review, approval or ratification of all related party transactions with a value above $120,000. Under the charter of the Audit Committee of our Board of Directors, that committee is responsible for considering related party transactions and for recommendation of what action is to be taken, if any, by our Board of Directors. All related party transactions are to be on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Related Party Transactions

Except for compensation of our officers and directors reflected in the tables below, we had no related party transactions within the meaning of applicable SEC rules for the year ended January 31, 2013.

Indemnification Agreements

We have  entered into indemnification agreements with each of our executive officers and the members of our Board of Directors. These agreements provide, among other things, that the Company shall (i) indemnify them against certain liabilities that may arise by reason of their status as executive officers or directors provided they acted in good faith and in a manner reasonably believed to be in the best interests of the Company and, with respect to any criminal action, had no cause to believe their conduct was unlawful, (ii) to advance the expenses actually and reasonably incurred as a result of any proceeding against them by third parties or by or in right of the Company, where the indemnitee acted in good faith in a manner the indemnitee believed to be in the best interest of the Company (subject to repayment if it is determined that the indemnitee is not entitled to indemnification), and (iii) to make a good faith attempt to obtain directors' and officers' insurance. There is not any action of proceeding pending or, to the knowledge of the Company, threatened which may result in a claim for indemnification by any director, officer, employee or agent of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Other Fees

The Company paid the following fees to Ernst & Young LLP during fiscal years ending January 31, 2013 and 2012, respectively:

	2013	2012
Audit Fees	$542,000	$520,000
Audit-Related Fees	-	100,000
Tax-Related Fees	15,000	-
All Other Fees	-	-

The audit and audit-related fees for the years ended January 31, 2013 and January 31, 2012 were for professional services rendered for the audits of the consolidated financial statements of the Company, statutory audits, consents, financial due diligence on prospective transactions and assistance with review of documents filed with the SEC.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee administers the Company's engagement of Ernst &Young LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis. All services provided by Ernst & Young LLP during the fiscal years ended January 31, 2013, 2012 and 2011 were pre-approved by the Audit Committee. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Ernst & Young LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent auditor to perform the services. The Audit Committee has determined that performance by Ernst & Young LLP of the non-audit services related to the fees on the table above did not affect their independence.

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

Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013 for filing with the SEC.

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

Consolidated Financial Statements and Schedules.

The following financial statements are included in Item 8 above:

Consolidated Balance Sheets - January 31, 2013 and 2012

Consolidated Statements of Income - Years ended January 31, 2013 and 2012

Consolidated Statements of Comprehensive Income - Years ended January 31, 2013 and 2012

Consolidated Statements of Shareholders' Equity - Years ended January 31, 2013 and 2012

Consolidated Statements of Cash Flows - Years ended January 31, 2013 and 2012

Notes to Consolidated Financial Statements

The following financial schedules appear immediately following the signature page below:
Schedule
Schedule Supporting Financial Statements:

Valuation and Qualifying Accounts and Reserves	II

Exhibits.

Exhibit	Document Description
No.

2.1
Asset Purchase Agreement dated July 20, 2011 by and between NTS Technical Systems, Inc. and Ingenium Testing, LLC, Lab Nine, LLC, Lab Eight, Inc., Cliff Smith and Dennis Wingate (incorporated by reference to the exhibit filed with the registrant’s Current Report on Form 8-K filed on July 26, 2011).

2.2
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

10.4#	National Technical Systems Inc. 2006 Equity Incentive Plan (incorporated by reference to the exhibit to the registrant’s Quarterly Report on Form 10-Q filed on September 13, 2010).

10.5#	National Technical Systems, Inc. 2010 Long-Term Incentive Plan effective December 8, 2010.
10.6#
Form of Indemnification Agreement between the registrant and certain of its directors and officers (incorporated by reference to the exhibit to the registrant’s Current Report on 8-K filed on October 21, 2011).

10.7#
Form of Change in Control Agreement between the registrant and certain of its directors and officers (incorporated by reference to the exhibit to the registrant’s Annual Report on form 10-K for the year ended January 31, 2012 filed on April 30, 2012)

10.8#
Employment and Retirement Benefits Agreement between the registrant and Aaron Cohen dated January 1, 2012(incorporated by reference to the exhibit to the registrant’s Annual Report on form 10-K for the year ended January 31, 2012 filed on April 30, 2012).

10.9#
Letter Agreement between the registrant and Raffy Lorentzian dated April 5, 2012 (incorporated by reference to the exhibit to the registrant’s Annual Report on form 10-K for the year ended January 31, 2012 filed on April 30, 2012).

10.1
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

10.11
Amended and Restated Security Agreement dated November 10, 2010, by and among National Technical Systems, Inc. and certain of its subsidiaries in favor of Comerica Bank as administrative agent for and on behalf of the lenders (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on November 17, 2010).

10.12
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

10.14
Registration Rights Agreement, dated as of June 27, 2011 by and between the registrant and Mill Road Capital L.P. (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on June 28, 2011).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the exhibit to the registrant’s Current Report on Form 8-K filed on October 29, 2012).
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of PKF, P.C., Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TECHNICAL SYSTEMS, INC.

April 30, 2013	By	/s/ William McGinnis
William McGinnis,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William McGinnis	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2013
William McGinnis

/s/ Michael El-Hillow	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2013
Michael El-Hillow

/s/ Donald J. Tringali	Chairman of the Board	April 30, 2013
Donald J. Tringali

/s/ Aaron Cohen	Senior Vice President and Vice Chairman of the Board	April 30, 2013
Aaron Cohen

/s/ John Foster	Director	April 30, 2013
John Foster

/s/ John Gibbons	Director	April 30, 2013
John Gibbons

/s/ Justin C. Jacobs	Director	April 30, 2013
Justin C. Jacobs

/s/ Robert I. Lin	Director	April 30, 2013
Robert I. Lin

/s/ Norman S. Wolfe	Director	April 30, 2013
Norman S. Wolfe

/s/ Dan Yates	Director	April 30, 2013
Dan Yates

Schedule II

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended January 31, 2013 and 2012

Description	Balance at beginning of period	Accrual amount - charged to expenses	Recoveries (Write-offs), net	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended January 31,
2013	$671,000	$422,000	$(246,000)	$847,000
2012	$549,000	$(71,000)	$193,000	$671,000