Form 10-Q
period 2013-04-30
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2013-06-11
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 6, 2013
Common Stock, no par value	11,620,695 shares

NATIONAL TECHNICAL SYSTEMS, INC.  AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

The forward-looking statements in this report speak only as of the date of this report and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A and elsewhere in this report and in our 2013 Annual Report on Form 10-K, as well as in other reports and documents we file with the SEC.

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	April 30,	January 31,
	2013	2013
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,971,000	$8,875,000
Investments	3,441,000	3,410,000
Accounts receivable, less allowance for doubtful accounts of $1,250,000 at April 30, 2013 and $847,000 at January 31, 2013	36,082,000	33,573,000
Unbilled receivable	8,567,000	8,073,000
Income taxes receivable, net	-	639,000
Inventories, net	537,000	446,000
Deferred income taxes	4,959,000	4,959,000
Prepaid expenses	2,388,000	2,524,000
Total current assets	63,945,000	62,499,000

Property, plant and equipment, at cost	149,215,000	147,864,000
Less: accumulated depreciation	(87,619,000)	(85,586,000)
Net property, plant and equipment	61,596,000	62,278,000

Goodwill	21,799,000	21,799,000
Intangible assets, net	15,639,000	16,149,000
Other assets	1,866,000	1,904,000

TOTAL ASSETS	$164,845,000	$164,629,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,277,000	$7,473,000
Accrued expenses	14,966,000	13,142,000
Income taxes payable	124,000	-
Deferred income	5,310,000	2,974,000
Current installments of long-term debt	5,804,000	5,572,000
Total current liabilities	31,481,000	29,161,000

Long-term debt, excluding current installments	44,483,000	48,379,000
Deferred income taxes	16,461,000	16,461,000
Deferred compensation	1,858,000	1,794,000
Other long-term liabilities	410,000	382,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,494,000 as of April 30, 2013 and 11,475,000 as of January 31, 2013	29,177,000	29,053,000
Retained earnings	40,727,000	39,296,000
Accumulated other comprehensive loss	(182,000)	(142,000)
Total shareholders' equity	69,722,000	68,207,000
Noncontrolling interests	430,000	245,000
Total equity	70,152,000	68,452,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$164,845,000	$164,629,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the Three Months Ended April 30, 2013 and 2012

	2013	2012

Net revenues	$45,017,000	$43,453,000
Cost of sales	31,487,000	32,132,000
Gross profit	13,530,000	11,321,000

Selling, general and administrative expense	10,039,000	8,412,000
Equity loss from non-consolidated subsidiary	32,000	13,000
Operating income	3,459,000	2,896,000
Other income (expense):
Interest expense, net	(791,000)	(877,000)
Other income, net	14,000	28,000
Total other income (expense), net	(777,000)	(849,000)

Income before income taxes and noncontrolling interests	2,682,000	2,047,000
Income taxes	1,066,000	833,000

Net income from continuing operations	1,616,000	1,214,000
Income from discontinued operations, net of tax	-	8,000
Net income	1,616,000	1,222,000

Net income attributable to noncontrolling interests	(185,000)	(268,000)

Net income attributable to NTS	$1,431,000	$954,000

Net income from continuing operations attributable to NTS	$1,431,000	$946,000
Net income from discontinued operations attributable to NTS	$-	$8,000

Basic earnings attributable to NTS per common share:
Net income from continuing operations	$0.12	$0.08
Net income from discontinued operations	$-	$-
Net income attributable to NTS	$0.12	$0.08

Diluted earnings attributable to NTS per common share:
Net income from continuing operations	$0.12	$0.08
Net income from discontinued operations	$-	$-
Net income attributable to NTS	$0.12	$0.08

Weighted average common shares outstanding	11,490,000	11,320,000
Dilutive effect of stock options, nonvested shares and warrants	604,000	506,000
Weighted average common shares outstanding, assuming dilution	12,094,000	11,826,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
for the Three Months Ended April 30, 2013 and 2012

	2013	2012

Net income	$1,616,000	$1,222,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(40,000)	121,000
Comprehensive income	$1,576,000	$1,343,000
Comprehensive income attributable to non-controlling interest	(185,000)	(268,000)
Comprehensive income attributable to NTS	$1,391,000	$1,075,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Three Months Ended April 30, 2013 and 2012

	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,616,000		$1,222,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,598,000		2,434,000
Amortization of debt issuance cost and debt discount	157,000		175,000
Allowance for doubtful accounts	403,000		87,000
Gain on investments	(41,000)		(9,000)
Deferred income taxes	-		(5,000)
Share based compensation	588,000		152,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(3,406,000)		(4,852,000)
Inventories	(91,000)		688,000
Prepaid expenses	43,000		47,000
Other assets	47,000		65,000
Income taxes, net	763,000		723,000
Accounts payable	(2,196,000)		(3,040,000)
Accrued expenses	1,314,000		1,371,000
Deferred income	2,336,000		1,143,000
Deferred compensation	64,000		5,000
Net cash provided by operating activities	4,195,000		206,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,406,000)		(2,000,000)
Investment in life insurance	-		(1,000)
Cash surrender of insurance policy	-		476,000
Acquisition of businesses, net of cash acquired	-		(3,116,000)
Net cash used in investing activities	(1,406,000)		(4,641,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	1,595,000		7,111,000
Repayments of current and long-term debt	(5,323,000)		(2,165,000)
Proceeds from stock options exercised	75,000		34,000
Tax benefit from restricted stock issuance and stock options exercised	-		27,000
Net cash (used in) provided by financing activities	(3,653,000)		5,007,000
Effect of exchange rate changes on cash	(40,000)		121,000

Net (decrease) increase in cash and cash equivalents	(904,000)		693,000
Beginning cash and cash equivalents balance	8,875,000	(c)	4,335,000	(a)

ENDING CASH AND CASH EQUIVALENTS BALANCE	$7,971,000	(d)	$5,028,000	(b)

(a) Cash and cash equivalents at January 31, 2012 includes cash from discontinued operations of $15,000.
(b) Cash and cash equivalents at April 30, 2012 includes cash from discontinued operations of $18,000.
(c) Cash and cash equivalents at January 31, 2013 includes cash from discontinued operations of $5,000.
(d) Cash and cash equivalents at April 30, 2013 includes cash from discontinued operations of $5,000.

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

The statements presented as of April 30, 2013 and for the three months ended April 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment became effective for the Company on February 1, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is presentation and disclosure-only in nature.

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency.  During the three months ended April 30, 2013, total comprehensive income was $1,576,000 which included a foreign currency translation loss of $40,000.

4.	Unbilled Receivables

Unbilled receivables consist of accumulated revenues, including amounts earned related to costs incurred, in excess of amounts billed to customers. Unbilled receivables for each contract are reviewed on a monthly basis over the life of the contract and write-downs of unbilled receivables are made such that unbilled receivables are not in excess of estimated net realizable value.

5.	Inventories

Inventories consist of accumulated costs applicable to uncompleted contracts and are stated at actual cost which is not in excess of estimated net realizable value.

6.	Noncontrolling Interests

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited.  The balance in noncontrolling interests as of January 31, 2013 was $245,000.  Net income attributable to noncontrolling interests for the three months ended April 30, 2013 was $185,000, resulting in a noncontrolling interest balance of $430,000 as of April 30, 2013.

7.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

8.	Intangible Assets

The following table summarizes the Company’s intangible assets as at April 30, 2013 and January 31, 2013:

	April 30, 2013				January 31, 2013
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$990,000	$767,000	$223,000	3-5 years	$990,000	$740,000	$250,000	3-5 years
Customer relationships	20,547,000	6,007,000	14,540,000	3-15 years	20,547,000	5,552,000	14,995,000	3-15 years
Accreditations and certifications	20,000	20,000	-	5 years	20,000	18,000	2,000	5 years
Trademarks and tradenames	258,000	91,000	167,000	3-10 years	258,000	86,000	172,000	3-10 years
GSA Schedule	800,000	191,000	609,000	10 years	800,000	170,000	630,000	10 years
Total	$22,615,000	$7,076,000	$15,539,000		$22,615,000	$6,566,000	$16,049,000

Intangible assets not subject to amortization:

Goodwill			$21,799,000				$21,799,000
Trademarks and tradenames			100,000				100,000
Total			$21,899,000				$21,899,000

9.	Accrued Expenses

The following table provides a summary of accrued expenses at April 30, 2013 and January 31, 2013:

	April 30, 2013	January 31, 2013
Compensation and employee benefits	$8,137,000	$6,484,000
Garwood note payable	1,175,000	1,175,000
Acquistion holdback payable	1,650,000	1,650,000
Long term incentive plan	1,534,000	1,036,000
Other	2,470,000	2,797,000
Total accrued expenses	$14,966,000	$13,142,000

10.	Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated and no further options will be granted under the 2002 stock option plan.

A summary of the Company’s stock option activity under the 2002 stock option plan and 2006 equity incentive plan as of April 30, 2013 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2013	368,550	$4.66	1.42	$1,229,000
Granted	-	-
Exercised	(18,000)	4.40
Canceled, forfeited or expired	-	-
Outstanding at April 30, 2013	350,550	$4.68	1.21	$1,753,000
Exercisable at April 30, 2013	350,550	$4.68	1.21	$1,753,000

There was no compensation expense related to stock options for the three months ended April 30, 2013 and 2012. As of April 30, 2013, there was no unamortized stock-based compensation expense related to unvested stock options, as the options are fully vested.

The Company’s restricted shares, which were issued under the 2006 equity incentive plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period.  Compensation expense included in general and administrative expenses in the Company’s consolidated statement of operations, relating to these grants was $49,000 for the three months ended April 30, 2013.  As of April 30, 2013, 64,000 non-vested restricted shares were outstanding at a weighted average grant date value of $5.33.  As of April 30, 2013, there was $215,000 of unamortized stock-based compensation cost related to these non-vested shares which is expected to be recognized over a remaining period of 29 months.

The Company adopted a Long Term Incentive Plan ("LTIP") in 2006 and another in 2010. The 2010 LTIP replaced the 2006 LTIP and no further awards are being made under the 2006 LTIP. Awards under the 2010 LTIP consist of either phantom stock full-value awards and/or phantom appreciation-only awards. Expense related to the 2010 LTIP was $539,000 and $83,000 for the three months ended April 30, 2013 and 2012, respectively, and was recorded to share-based compensation.

11.	Fair Value Measurement

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

Basis of Fair Value Measurement at Reporting Date Using

The following table summarizes the input levels that were used to determine the fair value of the Company’s investment securities, contingent consideration obligations and embedded derivative at April 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,441,000	$3,441,000	$-	$-
Liability on earn-out for LTI acquisition	(678,000)	-	-	(678,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)
Embedded derivatives in debt put option	(61,000)	-	-	(61,000)

The following inputs were used to determine the fair value of the Company’s investment securities and contingent consideration obligation at January 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,410,000	$3,410,000	$-	$-
Liability on earn-out for LTI acquisition	(650,000)	-	-	(650,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)
Embedded derivatives in debt put option	(61,000)	-	-	(61,000)

The fair value of the contingent earn-out consideration related to the LTI and Garwood acquisitions was estimated by applying the income approach.  That measure is based on significant inputs not observable in the market, which are considered to be Level 3 inputs.  Key assumptions in establishing the fair value of these liabilities include the discount rate and probability adjusted future revenues. After review of performance as of April 30, 2013, the earn-out related to LTI was increased by $28,000.

12.	Acquisition of Garwood Laboratories

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The acquisition expanded NTS’ customer relationships and market share in Southern California as well as the greater Western U.S. region. The aggregate purchase price was $5,092,000. Cash paid at closing was $3,165,000, and was funded by a draw down on the Company’s acquisition line of credit under its senior credit facility. The Company also issued a promissory note for $1,175,000 which was due to the seller on April 17, 2013, but is being held pending finalization of certain review procedures. The promissory note is included in accrued expenses at April 30, 2013. The Company has withheld $750,000 of the purchase price for 18 months after closing to secure Garwood’s indemnification obligations under the purchase agreement. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date.  A liability of $200,000 has been recorded as an estimated fair value of the earn-out liability at April 30, 2013. A working capital adjustment receivable of $198,000 has been recorded at April 30, 2013 and will be deducted from the payment of the promissory note.

The intangible assets acquired consist of customer relations of $1,000,000 which is being amortized over 10 years and a covenant not to compete of $200,000 which is being amortized over the 5-year life of the agreement. The valuation techniques that were used by the Company to determine the fair value of the assets acquired and liabilities assumed were a combination of the market approach, the income approach and the cost approach and therefore the fair value is based on level 3 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost). The Company used significant assumptions in the valuation techniques used including the discount rate and forecasted profitability.

Amortization of the goodwill and other intangible assets on this transaction is not tax deductible. The Company’s consolidated statements of operations include Garwood’s results of operations for the period from April 17, 2012, the acquisition date, to April 30, 2012 and for the full three months ending April 30, 2013.

Fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities of Garwood were as follows:

Cash paid	$3,165,000
Note payable	1,175,000
Purchase price held back	750,000
Working capital adjustment receivable	(198,000)
Fair value of earn-out	200,000
Aggregate purchase price	$5,092,000

Cash	49,000
Account Receivable, net	593,000
Property, plant and equipment	3,138,000
Other assets	23,000
Intangible assets	1,200,000
Accounts payable	(157,000)
Accrued expenses	(131,000)
Relocation expense	(300,000)
Deferred taxes	(1,678,000)

Fair value of assets and liabilities acquired	2,737,000
Goodwill	$2,355,000

13.	Subsequent Events

Early in this fiscal year’s second quarter, NTS completed the last stage of its company-wide restructuring and is centralizing many administrative functions to take full advantage of its integrated ERP (enterprise resource planning) system. One-time costs associated with this restructuring will be approximately $1.3 million, of which $300,000 was recognized in the fourth quarter of fiscal year 2013 and the remaining $1.0 million will be recognized in this fiscal year’s second quarter results.

Subsequent events have been evaluated up to and including the date these financial statements were issued.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters addressed in this Item 2 contain forward-looking statements. These forward-looking statements involve risks and uncertainties, including those described in the Company’s Annual Report on Form 10-K, filed with the Security and Exchanges Commission April 30, 2013.  Actual results, events and performance may differ materially from those anticipated in the forward looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  See the note at the beginning of this report.

General

National Technical Systems, Inc. (“NTS” or the “Company”) is the leading independent provider of testing, inspection and certification services (“TIC”) in the United States, serving numerous attractive and growing end markets.  During its more than 50 years in the business, the Company has built the dominant testing platform in the country, with no close second.  NTS’ expansive geographic presence, experienced sales force, deep client relationships, breadth of capabilities and continuous innovation are unmatched by any competitor,  making the Company a unique one-stop resource to meet its clients’ demanding and evolving requirements.  NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

NTS serves customers primarily in the civil aviation and space, defense, telecommunications, automotive, energy, consumer products, commercial and industrial products and medical markets. The Company operates facilities throughout the United States and in Japan, Vietnam and Germany.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013 and the consolidated quarterly financial statements and notes thereto contained in this report.  All information in this report is based upon unaudited operating results of the Company for the three-month periods ended April 30, 2013 and 2012.

Markets

Civil Aviation and Space
NTS offers integrated life cycle product services to the civil aviation and space market.  These services include engineering, testing, certification, and supply chain management.  From concept development and design, through, certification, production and in-service life, NTS provides support throughout the full life cycle of the product.  These integrated services fill the capability gaps that have developed in the aerospace supply chains after years of large scale integration, outsourcing and globalization.

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

NTS also provides engineering services related to the design, development, testing and integration of pods and payloads for unmanned systems.  These services have expanded from airborne platforms into ground, sea (surface and subsurface), and robotic platforms. NTS has conducted test programs for unmanned aerial systems (UAS) components, systems, payloads and completely integrated air vehicles. NTS is actively engaged in a variety of unmanned system test programs, and has performed environmental, vibration and EMI testing on a number of UAS systems.

Certification and supply chain management services span a wide range of development, oversight, and registration activities including product inspection, production monitoring and expediting, test witnessing and support, corrective action follow-up, supplier surveillance, sub-tier supplier management, new supplier surveys, systems evaluations and audits (including special processes), development of quality assurance protocols, supplier development and improvement, quality management system audit, certification and registration.

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

NTS has facilities that are specially constructed to store, handle, and test ordnance, munitions and hazardous materials.  Routine testing includes live fire, function, environmental, dynamics, safety, MIL-STD-901 shipboard shock, insensitive munitions, hazard classification, transportation and packaging safety.  These tests are done for prototype, developmental, qualification and production/lot acceptance testing.  Multiple NTS facilities around the country provide 200 v/m up to 40 GHz EMI/EMC testing of electronic and communications equipment.  Custom designed NTS data acquisition systems are capable of collecting data at speeds of 2,000,000 data points per second and digital photography capability of over 160,000 color photos per second.

NTS’ defense group provides energetic and prototype engineering services, including 2D and 3D CAD modeling; technical data package  development and modification; finite element analysis, projectile design and analysis; interior and exterior ballistics analysis, and design and development of custom test hardware and fixtures.  Other services include support, procurement and delivery of precision metal parts and explosive loading of prototype hardware.  Additional defense services include design, development, fabrication, and fielding of specialized high speed instrumentation and diagnostics for energetics and hazardous materials and ordnance testing.  This includes custom sensor suite design, fabrication and deployment, often through specialized test facility design.

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

Recent Developments

            Consolidated revenues for the three months ended April 30, 2013, were $45,017,000, an increase of $1,564,000 or 3.6% over the same period last year. The majority of this increase came from organic growth particularly in the civil aviation and space and energy markets, partially offset by a decrease in defense.  The increased revenues combined with prudent cost controls resulted in net income for the period of $1,616,000.

Unaudited Results of Operations for the Three Months Ended April 30, 2013

Revenues

REVENUES
Three months ended April 30,	2013	2012	% Change
(Dollars in thousands)
Total revenues	$45,017	$43,453	3.6%

            For the three months ended April 30, 2013, consolidated revenues increased by $1,564,000 or 3.6% when compared to the same period in fiscal year 2013. Organic growth (revenues from businesses owned throughout both reporting periods) accounted for the majority of the increase and was primarily related to an increase in the civil aviation and space and energy markets, partially offset by a decrease in defense.

Gross Profit

GROSS PROFIT
Three months ended April 30,	2013	2012	% Change
(Dollars in thousands)

Total	$13,530	$11,321	19.5%

Gross profit for the three months ended April 30, 2013 increased by $2,209,000 or 19.5% when compared to the same period in fiscal 2013. This increase in gross profit was primarily due to the higher volume, price increases and project mix. Approximately $700,000 of support-related expenses were included in cost of sales in the first quarter of the prior year, which due to the centralization of administrative functions that began in the current quarter is recorded to SG&A in the current quarter. Gross profit as a percentage of revenue, or gross margin, increased from 26.1% to 30.1%.

Selling, General & Administrative

SELLING, GENERAL & ADMINISTRATIVE
Three months ended April 30,	2013	2012	% Change
(Dollars in thousands)

Total	$10,039	$8,412	19.3%
% to total revenues	22.3%	19.4%

Total selling, general and administrative expenses increased by $1,627,000 or 19.3% for the three months ended April 30, 2013 when compared to the same period in fiscal 2013. With the centralization of administrative functions which began in the current quarter almost complete, SG&A expense for the first quarter of fiscal year 2014 has approximately $700,000 of support-related and other administrative expenses that were included in cost of sales in the earlier quarters. Additionally, the year-over-year increase in SG&A was also impacted by higher compensation and incentive-related expense, especially in the sales and marketing areas where the Company has expanded its resources to access growing market opportunities, and higher stock–based compensation expense.

Operating Income

OPERATING INCOME
Three months ended April 30,	2013	2012	% Change
(Dollars in thousands)

Total	$3,459	$2,896	19.4%
% to total revenues	7.7%	6.7%

Operating income for the three months ended April 30, 2013 increased by $563,000 or 19.4% when compared to the same period in fiscal 2013, primarily as a result of the increase in gross profit, partially offset by the increase in selling, general and administrative expense.

Interest Expense

Net interest expense decreased by $86,000 to $791,000 in the three months ended April 30, 2013 when compared to the same period in fiscal 2013. The decrease was due to lower debt balances in the current quarter.

Other Income

Other income was $14,000 for the three months ended April 30, 2013, consisting of various minor transactions.

Income Taxes

The income tax provision rate for the three months ended April 30, 2013 was 39.7% compared to 40.7% for the same period in the prior year.  Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

 Net income for the three months ended April 30, 2013 was $1,616,000 compared to $1,222,000 for the same period in fiscal 2013. This increase was primarily due to higher operating income, partially offset by higher income taxes.

For the three months ended April 30, 2013, net income attributable to noncontrolling interests was $185,000 compared to $268,000 in the prior year, a decrease of $83,000 or 31.0%.   The decrease was due to the Company’s purchase of the 49.9% minority interest of Unitek Technical Services, a consolidated subsidiary, on November 8, 2012.  Income related to Unitek is no longer included in noncontrolling interests.

  Net income attributable to NTS for the three months ended April 30, 2013 was $1,431,000 compared to $954,000 for the same period in fiscal 2013. This increase was primarily due to higher net income and the decrease in net income attributable to noncontrolling interests.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense or "adjusted EBITDA", was $6,659,000 for the first three months of fiscal year 2014 compared to $5,518,000 in the same period for the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity.  The Company’s senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure.  The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP.  A reconciliation of the Company's adjusted EBITDA to net income for the three months ended April 30, 2013 and 2012 is included in the table below.

	(Dollars in thousands) Three months ended April 30,
	2013	2012

Net Income	$1,616	$1,222
Add
Interest	791	877
Taxes	1,066	833
Depreciation	2,088	1,931
Amortization	510	503
EBITDA	6,071	5,366
Add
Share based compensation	588	152
Adjusted EBITDA	$6,659	$5,518

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Liquidity

A summary of key balance sheet items affecting liquidity at April 30, 2013 and January 31, 2013 is as follows:

	(Dollars in thousands)
	April 30, 2013	January 31, 2013
Cash and cash equivalents	$7,971	$8,875
Investments	$3,441	$3,410
Accounts receivable	$36,082	$33,573
Unbilled receivable	$8,567	$8,073
Working capital	$32,464	$33,338

A summary of cash flows at April 30, 2013 and January 31, 2013 is as follows:
	(Dollars in thousands)
	April 30, 2013	January 31, 2013	Change
Net cash provided by operating activities	$4,195	$206	$3,989
Net cash used in investing activities	(1,406)	(4,641)	3,235
Net cash (used) provided by financing activities	(3,653)	5,007	(8,660)
Effect of exchange rate changes on cash	(40)	121	(161)
Net (decrease) increase in cash and cash equivalents	$(904)	$693	$(1,597)

Net cash provided by operating activities was $4.2 million in the three months ended April 30, 2013 and primarily consisted of net income of $1.6 million, depreciation and amortization of $2.6 million, share-based compensation of $588,000 and allowance for doubtful accounts of $403,000, offset by changes in working capital.

Net cash used in investing activities in the three months ended April 30, 2013 was $1.4 million, which was related to capital expenditures.

Net cash used by financing activities in the three months ended April 30, 2013 was $3.7 million and consisted of net repayments of long-term debt.

Capital Resources

At April 30, 2013, the Company had cash and cash equivalents of $8.0 million and working capital of $32.5 million.  In addition to its cash and cash generated from operations, the Company has a $65 million senior credit facility, including a $25 million revolving credit line, that is described in more detail under “Long-term Debt” below.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable.  At April 30, 2013, 85% of eligible accounts receivable was $23,419,000 and the amount of available credit under the revolving credit line on that date was $17,419,000.

The term loan and the acquisition line have been fully utilized as of April 30, 2013 and the Company is making periodic payments as required by the credit facility.

Long-term Debt

The Company has a senior credit facility of up to $65 million from a banking group led by Comerica Bank that includes Bank of the West and U.S. Bank. The credit facility includes a $20 million term loan, a $25 million revolving credit line and a $20 million acquisition line.  Interest rates under the credit agreement are at either LIBOR plus a range of 175 to 275 basis points, or at Comerica Bank's prime rate plus a range of 75 to 175 basis points.  Commitment fees on the revolving credit line and acquisition line are 25 basis points and 35 basis points, respectively.

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital (MRC). Of the $14 million, $7 million was in the form of an interest-bearing, five-year subordinated note.

Long-term Debt as of April 30, 2013 and January 31, 2013 consisted of the following:

	April 30, 2013	January 31, 2013
Revolving credit line (a)	$6,000,000	$8,500,000
Term loan (b)	13,800,000	14,300,000
Acquisition and equipment credit line (c)	18,062,000	18,447,000
Mill Road debt (d)	7,143,000	6,983,000
Secured and other notes payable (e)	5,282,000	5,721,000
Subtotal	50,287,000	53,951,000
Less current installments	5,804,000	5,572,000
Total	$44,483,000	$48,379,000

(a)	The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. When interest is incurred at the Base Rate, interest is payable monthly in arrears on the first day of each month. When interest is incurred at the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from revolving credit lines at April 30, 2013 was $6,000,000. The revolving credit line is limited to 85% of eligible accounts receivable, which equates to $23,419,000 as of April 30, 2013. The available amount on the revolving credit line was $17,419,000 as of April 30, 2013.

(b)	The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month. When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). Excess cash flow payments as required under the credit agreement are applied to the term loan. The outstanding balance from term loans at April 30, 2013 was $13,800,000.

(c)	With respect to any credit advance under this line that is used to finance eligible acquisitions, the Company is required to make quarterly principal payments commencing one year after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. No principal payments are due during the first year following an advance. The amount of such quarterly principal payments is 1.25% of the aggregate original principal amount of such credit advance during the second year, increasing to 2.50% during the third year and increasing to 3.75% during the fourth and fifth years.

Interest on the acquisition credit line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance.  When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at April 30, 2013 was $16,459,000.

With respect to any credit advance under this line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make quarterly principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. The outstanding balance from equipment credit advances at April 30, 2013 was $1,603,000.

(d)	The outstanding principal and accrued and unpaid interest on the Mill Road subordinated note is due and payable on June 27, 2016. Cash based interest accrues at a rate of 10.0% per annum and is payable quarterly. Additional interest accrues at a rate of 5.0% per annum and is added automatically to the unpaid principal amount of the subordinated note on each date that cash interest is payable. The outstanding balance at April 30, 2013 was $7,143,000 calculated based on the fair value of the debt.

(e)	The Company has an additional $4,532,000 at April 30, 2013 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 0.00% to 5.24%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $750,000 at April 30, 2013. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%.  Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

Substantially all the assets of the Company are pledged as collateral.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s quantitative and qualitative market risk since the disclosure in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Securities and Exchange Commission on April 30, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013, based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes in Internal Controls over Financial Reporting

In the current quarter, the Company commenced a company-wide centralization of many administrative functions to take full advantage of its integrated ERP (enterprise resource planning) system.  The ERP solution provides a unified platform for financial and accounting information, superseding a number of disparate legacy systems.  The centralization of administrative functions are designed to improve the Company’s internal control over financial reporting through reduction of “off-system” processes and increased consistency across the Company’s  operating facilities.

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

ITEM 1A. RISK FACTORS

Please see the risk factors set for in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2013 filed with the SEC on April 30, 2013 for a discussion of factors which could materially affect our business, financial position and results of operations.

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

National Technical Systems, Inc.

Date: June 11, 2013	/s/ Michael El-Hillow
Michael El-Hillow, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation.
101.LAB*	XBRL Taxonomy Extension Labels.
101.PRE*	XBRL Taxonomy Extension Presentation.

*	Furnished herewith.