Form 10-Q
period 2013-07-31
NATIONAL TECHNICAL SYSTEMS INC /CA/
filed 2013-09-12
CIK 110536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-16438
_________________________

NATIONAL TECHNICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
_________________________

California	95-4134955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24007 Ventura Boulevard, Suite 200 Calabasas, California	91302
(Address of principal executive offices)	(Zip Code)

(818) 591-0776
(Issuer’s telephone number, including area code)
_________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 4, 2013
Common Stock, no par value	11,714,729 shares

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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
-ii-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	At	At
	July 31,	January 31,
	2013	2013
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,956,000	$8,875,000
Investments	3,691,000	3,410,000
Accounts receivable, less allowance for doubtful accounts of $701,000 at July 31, 2013 and $847,000 at January 31, 2013	31,928,000	33,573,000
Unbilled receivable	11,857,000	8,073,000
Income taxes receivable, net	2,586,000	639,000
Inventories, net	279,000	446,000
Deferred income taxes	4,959,000	4,959,000
Prepaid expenses	2,523,000	2,524,000
Total current assets	63,779,000	62,499,000

Property, plant and equipment, at cost	150,334,000	147,864,000
Less: accumulated depreciation	(89,670,000)	(85,586,000)
Net property, plant and equipment	60,664,000	62,278,000

Goodwill	21,799,000	21,799,000
Intangible assets, net	15,136,000	16,149,000
Other assets	912,000	1,904,000

TOTAL ASSETS	$162,290,000	$164,629,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,358,000	$7,473,000
Accrued expenses	15,596,000	13,142,000
Deferred income	4,767,000	2,974,000
Current installments of long-term debt	6,037,000	5,572,000
Total current liabilities	31,758,000	29,161,000

Long-term debt, excluding current installments	41,545,000	48,379,000
Deferred income taxes	16,461,000	16,461,000
Deferred compensation	1,288,000	1,794,000
Other long-term liabilites	437,000	382,000
Commitments and contingencies
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized; none issued	-	-
Common stock, no par value. Authorized, 20,000,000 shares; issued and outstanding, 11,660,000 as of July 31, 2013 and 11,475,000 as of January 31, 2013	29,841,000	29,053,000
Retained earnings	40,583,000	39,296,000
Accumulated other comprehensive loss	(248,000)	(142,000)
Total shareholders' equity	70,176,000	68,207,000
Noncontrolling interests	625,000	245,000
Total equity	70,801,000	68,452,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$162,290,000	$164,629,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012

Net revenues	$46,186,000	$47,329,000	$91,203,000	$90,782,000
Cost of sales	31,719,000	34,519,000	63,206,000	66,651,000
Gross profit	14,467,000	12,810,000	27,997,000	24,131,000

Selling, general and administrative expense	11,539,000	8,667,000	21,578,000	17,079,000
Restructuring costs	1,037,000	-	1,037,000	-
Equity loss from non-consolidated subsidiary	6,000	123,000	38,000	136,000
Operating income	1,885,000	4,020,000	5,344,000	6,916,000
Other income (expense):
Interest expense, net	(1,864,000)	(922,000)	(2,655,000)	(1,799,000)
Other income (expense), net	68,000	65,000	82,000	93,000
Total other income (expense), net	(1,796,000)	(857,000)	(2,573,000)	(1,706,000)

Income before income taxes and noncontrolling interests	89,000	3,163,000	2,771,000	5,210,000
Income taxes	38,000	1,313,000	1,104,000	2,146,000

Net income from continuing operations	51,000	1,850,000	1,667,000	3,064,000
Loss from discontinued operations, net of tax	-	(12,000)	-	(4,000)
Net income	51,000	1,838,000	1,667,000	3,060,000

Net income attributable to noncontrolling interests	(195,000)	(236,000)	(380,000)	(504,000)

Net (loss) income attributable to NTS	$(144,000)	$1,602,000	$1,287,000	$2,556,000

Net (loss) income from continuing operations attributable to NTS	$(144,000)	$1,614,000	$1,287,000	$2,560,000
Net loss from discontinued operations attributable to NTS	$-	$(12,000)	$-	$(4,000)

Basic earnings attributable to NTS per common share:
Net (loss) income from continuing operations	$(0.01)	$0.14	$0.11	$0.23
Net loss from discontinued operations	-	-	-	-
Net (loss) income attributable to NTS *	$(0.01)	$0.14	$0.11	$0.23

Diluted earnings attributable to NTS per common share:
Net (loss) income from continuing operations	$(0.01)	$0.14	$0.11	$0.22
Net loss from discontinued operations	-	-	-	-
Net (loss) income attributable to NTS *	$(0.01)	$0.13	$0.11	$0.22

Weighted average common shares outstanding	11,598,000	11,340,000	11,544,000	11,330,000
Dilutive effect of stock options, nonvested shares and warrants	611,000	552,000	621,000	531,000
Weighted average common shares outstanding, assuming dilution	12,209,000	11,892,000	12,165,000	11,861,000

* Per share data may not always add to the total for the year because each figure is independently calculated.

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012

Net income	$51,000	$1,838,000	$1,667,000	$3,060,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(66,000)	(30,000)	(106,000)	91,000
Comprehensive (loss) income	$(15,000)	$1,808,000	$1,561,000	$3,151,000
Comprehensive income attributable to non-controlling interest	(195,000)	(236,000)	(380,000)	(504,000)
Comprehensive (loss) income attributable to NTS	$(210,000)	$1,572,000	$1,181,000	$2,647,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the Six Months Ended July 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,667,000	$3,060,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,152,000	4,943,000
Amortization of debt issuance cost and debt discount	1,180,000	344,000
Allowance for doubtful accounts	(147,000)	129,000
Gain on investments	(51,000)	(37,000)
Deferred income taxes	-	128,000
Share based compensation	2,991,000	572,000
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,792,000	(2,255,000)
Unbilled accounts receivable	(3,784,000)	(4,624,000)
Inventories	167,000	796,000
Prepaid expenses	(514,000)	(182,000)
Other assets	406,000	190,000
Income taxes, net	(1,947,000)	2,293,000
Accounts payable	(2,115,000)	(4,190,000)
Accrued expenses	(385,000)	(268,000)
Deferred income	1,793,000	645,000
Deferred compensation	117,000	61,000
Net cash provided by operating activities	6,322,000	1,605,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,525,000)	(3,609,000)
Investment in life insurance	(267,000)	(1,000)
Cash surrender of insurance policy	-	476,000
Acquisition of businesses, net of cash aquired	-	(3,116,000)
Investment in retirement funds	-	(281,000)
Net cash used in investing activities	(2,792,000)	(6,531,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from current and long-term debt	9,783,000	10,579,000
Repayments of current and long-term debt	(16,817,000)	(5,963,000)
Proceeds from stock options exercised	618,000	65,000
Tax benefit from restricted stock issuance and stock options exercised	73,000	55,000
Net cash (used) provided by financing activities	(6,343,000)	4,736,000
Effect of exchange rate changes on cash	(106,000)	91,000

Net decrease in cash and cash equivalents	(2,919,000)	(99,000)
Beginning cash and cash equivalents balance	8,875,000	4,335,000

ENDING CASH AND CASH EQUIVALENTS BALANCE	$5,956,000	$4,236,000

See accompanying notes.

NATIONAL TECHNICAL SYSTEMS, INC. AND SUBSIDIARIES
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The statements presented as of July 31, 2013 and for the three and six months ended July 31, 2013 and 2012 are unaudited. In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation, and to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

On June 26, 2013, the Company sold its interest in XXCAL Japan, a previously 50% owned subsidiary for $240,000. The loss of $14,000 related to the sale is included in other expense.

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

Accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets consists of cumulative equity adjustments from foreign currency. During the six months ended July 31, 2013, total comprehensive income was $1,561,000 which included a foreign currency translation loss of $106,000.

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

Noncontrolling interest in the Company’s NQA, Inc. subsidiary is a result of 50% of the stock of NQA, Inc. being issued to Ascertiva Group Limited. Profits and losses are allocated 50.1% to NTS, and 49.9% to Ascertiva Group Limited. The balance in noncontrolling interests as of January 31, 2013 was $245,000. Net income attributable to noncontrolling interests for the six months ended July 31, 2013 was $380,000, resulting in a noncontrolling interest balance of $625,000 as of July 31, 2013.

7.	Earnings Per Share

Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the year. Basic earnings per share exclude any dilutive effects of options, warrants, non-vested restricted shares and convertible securities.

8.	Intangible Assets

The following table summarizes the Company’s intangible assets as at July 31, 2013 and January 31, 2013:

	July 31, 2013				January 31, 2013
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Useful	Carrying	Accum.	Carrying	Useful
	Amount	Amort.	Amount	Life	Amount	Amort.	Amount	Life

Intangible assets subject to amortization:

Covenants not to compete	$990,000	$793,000	$197,000	3-5 years	$990,000	$740,000	$250,000	3-5 years
Customer relationships	20,547,000	6,459,000	14,088,000	3-15 years	20,547,000	5,552,000	14,995,000	3-15 years
Accreditations and certifications	20,000	20,000	-	5 years	20,000	18,000	2,000	5 years
Trademarks and tradenames	258,000	96,000	162,000	3-10 years	258,000	86,000	172,000	3-10 years
GSA Schedule	800,000	211,000	589,000	10 years	800,000	170,000	630,000	10 years
Total	$22,615,000	$7,579,000	$15,036,000		$22,615,000	$6,566,000	$16,049,000

Intangible assets not subject to amortization:

Goodwill			$21,799,000				$21,799,000
Trademarks and tradenames			100,000				100,000
Total			$21,899,000				$21,899,000

9.	Accrued Expenses

A summary of accrued expenses at July 31, 2013 and January 31, 2013:

	July 31, 2013	January 31, 2013
Compensation and employee benefits	$7,583,000	$6,484,000
Garwood note payable	-	1,175,000
Acquistion holdback payable	1,650,000	1,650,000
Long term incentive plan	3,930,000	1,036,000
Other	2,433,000	2,797,000
Total accrued expenses	$15,596,000	$13,142,000

Accrued expenses related to the long term incentive plan increased from $1,036,000 at January 1, 2013 to $3,930,000 at July 31, 2013 due to a significant increase in the Company’s stock price in this fiscal year. The Garwood note payable of $1,175,000 was paid on June 14, 2013.

10.	Equity

Equity Incentive Plans

The Company has two employee incentive stock option plans: the “2002 stock option plan” and the “2006 equity incentive plan.” The 2006 equity incentive plan replaced the 2002 stock option plan, which was terminated and no further options will be granted under the 2002 stock option plan.

A summary of stock option activity under the 2002 stock option plan and 2006 equity incentive plan as of July 31, 2013 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract Life in years	Aggregate Intrinsic Value
Outstanding at January 31, 2013	368,550	$4.66	1.42	$1,229,000
Granted	-	-
Exercised	(167,300)	4.56
Canceled, forfeited or expired	(6,750)	4.44
Outstanding at July 31, 2013	194,500	$4.76	1.72	$2,176,595
Exercisable at July 31, 2013	194,500	$4.76	1.72	$2,176,595

There was no compensation expense related to stock options for the six months ended July 31, 2013 and 2012. As of July 31, 2013, there was no unamortized stock-based compensation expense related to unvested stock options, as the options are fully vested.

The Company’s outstanding restricted shares, which were issued under the 2006 equity incentive plan, vest at 25% per year commencing with the first anniversary of the grant date. Compensation expense, representing the fair market value of the shares at the date of grant, net of assumptions regarding estimated future forfeitures, is charged to earnings over the vesting period. Compensation expense included in general and administrative expenses in the Company’s consolidated statement of operations, relating to these grants was $97,000 and $138,000 for the six months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, 38,000 non-vested restricted shares were outstanding at a weighted average grant date value of $5.83. As of July 31, 2013, there was $165,000 of unamortized stock-based compensation cost related to these non-vested shares which is expected to be recognized over a remaining period of 26 months.

The Company adopted a Long Term Incentive Plan ("LTIP") in 2006 and another in 2010. The 2010 LTIP replaced the 2006 LTIP and no further awards are being made under the 2006 LTIP. Awards under the 2010 LTIP consist of either phantom stock full-value awards and/or phantom appreciation-only awards. Expense related to the 2010 LTIP was $2,894,000 and $434,000 for the six months ended July 31, 2013 and 2012, respectively, and was recorded to stock option expense.

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

Basis of Fair Value Measurement at Reporting Date Using

The following table summarizes the input levels that were used to determine the fair value of the Company’s investment securities and contingent consideration obligations at July 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,441,000	$3,441,000	$-	$-
Liability on earn-out for LTI acquisition	(705,000)	-	-	(705,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)

The following inputs were used to determine the fair value of the Company’s investment securities, contingent consideration obligation and embedded derivative at January 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)
SERP investment in mutual funds	$3,410,000	$3,410,000	$-	$-
Liability on earn-out for LTI acquisition	(650,000)	-	-	(650,000)
Liability on earn-out for Garwood acquisition	(200,000)	-	-	(200,000)
Embedded derivative in debt put option	(61,000)	-	-	(61,000)

The fair value of the contingent earn-out considerations related to the LTI and Garwood acquisitions were estimated by applying the income approach. That measure is based on significant inputs not observable in the market, which are considered to be Level 3 inputs. Key assumptions in establishing the fair value of these liabilities include the discount rate and probability adjusted future revenues. After review of performance as of July 31, 2013, the earn-out related to LTI was increased by $55,000 from January 31, 2013. The embedded derivative in debt put option decreased from $61,000 to zero as of July 31, 2013, upon repayment of the Mill Road debt.

12.	Acquisition of Garwood Laboratories

On April 17, 2012, the Company acquired all of the outstanding common stock of Garwood Laboratories, Inc. (Garwood), with testing facilities in Pico Rivera and San Clemente, CA. The aggregate purchase price was $5,092,000 and included cash paid at closing of $3,165,000, a promissory note for $1,175,000 and a purchase price holdback of $750,000 to secure Garwood’s indemnification obligations under the purchase agreement. The $1,175,000 promissory note was repaid during the current quarter. The purchase price holdback is for a period of 18 months after closing. In addition to the base purchase price, the Company agreed to pay an additional earn-out up to a maximum amount of $450,000 if Garwood meets certain targets related to customer retention and revenues for the 24 months following the purchase date. A liability of $200,000 has been recorded as an estimated fair value of the earn-out liability at July 31, 2013.

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

Amortization of the goodwill and other intangible assets on this transaction is not tax deductible. The Company’s consolidated statements of operations include Garwood’s results of operations for the period from April 17, 2012, the acquisition date, to July 31, 2012 and for the full six months ending July 31, 2013.

Fair value at the date of acquisition of the acquired tangible and intangible assets and liabilities of Garwood were as follows:

Cash paid	$3,165,000
Note payable	1,175,000
Purchase price held back	750,000
Working capital adjustment receivable	(198,000)
Fair value of earn-out	200,000
Aggregate purchase price	$5,092,000

Cash	49,000
Account Receivable, net	593,000
Property, plant and equipment	3,138,000
Other assets	23,000
Intangible assets	1,200,000
Accounts payable	(157,000)
Accrued expenses	(131,000)
Relocation expense	(300,000)
Deferred taxes	(1,678,000)

Fair value of assets and liabilities acquired	2,737,000
Goodwill	$2,355,000

13.	Debt

On June 27, 2013, the Company paid off the $7,000,000 subordinated note with Mill Road Capital as well as accrued interest of $745,000 and a prepayment penalty, using cash generated from operations and draws on the Company’s revolving credit line. The prepayment penalty of $387,000, accretion of the debt discount of $558,000 and expensing of prepaid loan fees of $342,000 were recorded to interest expense in the current quarter.

14.	Restructuring Costs

With the completion of the implementation of its ERP system, the company centralized many of its support activities and effected a reduction in force. This resulted in restructuring costs of $1,037,000 for the three months ended July 31, 2013 which included severance and other employment related costs of $963,000 and other facility consolidation costs of $74,000. These costs are recorded to restructuring costs on the consolidated statements of operations.

15.	Subsequent Events

On August 15, 2013, the Company entered into an Agreement and Plan of Merger ( The "Merger Agreement") with Nest Parent, Inc., a Delaware corporation (“Parent”), and Nest Merger Sub, Inc. a California corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Aurora Capital Group, a Los Angeles-based private equity firm.

Pursuant to the Merger Agreement, at the effective time of the Merger, and as a result of the Merger:

•	each outstanding share of Company common stock (other than shares held by any person who properly asserts dissenters’ rights under California law) will be converted into the right to receive an amount in cash equal to $23.00 per share (the "Per Share Merger Consideration");

•	each option to acquire Company common stock (whether vested or unvested) that is outstanding at the effective time of the Merger will become vested in full and will be cancelled in exchange for the right to receive the Per Share Merger Consideration minus the exercise price per share of the option;

•	each restricted share of Company common stock (whether vested or unvested) that is outstanding at the effective time of the Merger will vest in full and will be converted into the right to receive the Per Share Merger Consideration; and

•	each warrant to purchase Company common stock that is outstanding at the effective time of the Merger will be cancelled in exchange for the right to receive the Per Share Merger Consideration minus the exercise price per share of the warrant.

The board of directors of the Company, in accordance with and upon the unanimous recommendation of a special committee of independent directors, has unanimously approved, and declared to be in the best interest of the Company and its shareholders, the Merger Agreement and the transactions contemplated thereby, including the Merger.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants to conduct its businesses in the ordinary course between the execution and delivery of the Merger Agreement and the consummation of the Merger and not to engage in certain kinds of transactions during such period (including the payment of dividends). In addition, the Company made certain other customary covenants, including, among others, covenants, subject to certain exceptions, (A) to cause a shareholders meeting to be held to consider adopting the Merger Agreement, (B) for its board of directors to recommend adoption by the Company's shareholders of the Merger Agreement and the transactions contemplated by the Merger Agreement and to include such recommendation in any solicitation of votes from the Company's shareholders, (C) not to solicit proposals relating to alternative transactions and (D) not to enter into discussions concerning or provide confidential information in connection with alternative transactions. The restrictions in the preceding clauses (B) and (D) are subject to a "fiduciary out" provision that allows the Company under certain limited circumstances to provide information to, participate in negotiations and discussions with, and enter into an alternative transaction with a third party and/or to make a recommendation change adverse to the Merger.

Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transactions contemplated thereby to close before the end of 2013. Consummation of the Merger is not subject to a financing condition, but is subject to customary closing conditions, including (i) approval of the principal terms of the Merger by the Company's shareholders, (ii) receipt of applicable antitrust approval or the expiration of applicable waiting periods, (iii) absence of any order or injunction prohibiting the consummation of the Merger and (iv) subject to certain exceptions, the accuracy of the Company's representations and warranties contained in the Merger Agreement and compliance by the Company with its covenants contained in the Merger Agreement. Parent has obtained debt and equity financing commitments to fund the transactions contemplated by the Merger Agreement, the aggregate proceeds of which, together with cash and cash equivalents available to Parent, will be sufficient for Parent to pay the aggregate Merger Consideration and all related fees and expenses.

The Merger Agreement contains certain termination rights for both the Company and Parent. It provides that upon the Company’s termination of the Merger Agreement under specified circumstances (generally in the event the board of directors of the Company changes its recommendation that its shareholders approve the principal terms of the Merger Agreement and the Merger, or elects to pursue a superior acquisition proposal from a third party), the Company will be required to pay Parent a termination fee of $11,000,000. Conversely, upon Parent’s failure to close the transaction under specified circumstances, Parent will be required to pay the Company a “reverse” termination fee of $19,000,000.

The foregoing summary of the Merger Agreement is qualified in its eternity by reference to the full text of the Merger Agreement, a copy of which has been filed with the SEC.

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

General

National Technical Systems, Inc. is the leading independent provider of testing and certification services in the United States, serving numerous attractive and growing end markets. During its more than 50 years in the business, the Company has built the dominant testing platform in the country. NTS’ expansive geographic presence, experienced sales force, deep client relationships, breadth of capabilities and continuous innovation are unmatched by any competitor, making the Company a unique one-stop resource to meet its clients’ demanding and evolving requirements. NTS is accredited by numerous national and international technical organizations which allow the Company to have its test data accepted in most countries.

NTS serves customers primarily in the aerospace, defense, telecommunications, automotive, energy, consumer products, commercial and industrial products and medical markets. The Company operates facilities throughout the United States as well as a facility in Vietnam and Germany.

The following discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013 and the consolidated quarterly financial statements and notes thereto contained in this report. All information in this report is based upon unaudited operating results of the Company for the three and six month periods ended July 31, 2013 and 2012.

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

Testing services include providing a wide range of test capabilities for space and aircraft vehicles. NTS has extensive capability and expertise in static and fatigue testing, sonic fatigue, vibration, modal, ground vibration, high pressure/high flow air and fluid compatibility. Airborne equipment testing spans the full range of RTCA DO-160 requirements, including static and dynamic, electromagnetic effects (EME, EMI, EMC), electrostatic discharge (ESD), environmental, material and system compatibility, high intensity radiated field (HIRF), direct and indirect lightning effects and highly accelerated life testing (HALT) and highly accelerated stress screening (HASS).

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

Defense.

NTS plays an active role in numerous U.S. defense-related programs, performing a wide variety of defense technology research, development, test, and evaluation services for the Department of Defense and other, military and governmental agencies. These services evaluate the weapons, ordnance, munitions, avionics, electronics, hydraulic and pneumatic controls, engines and communication systems that make up the elements of today’s modern warfare. The Company’s testing platforms for the defense industry include fixed wing aircraft, helicopters, submarines, aircraft carriers and other naval ships, tanks and other tracked vehicles, trucks and road vehicles, command, control and communication systems and missiles and weapons systems. Testing includes associated system and component level tests of structures, hardware, electronics, personal protective equipment, armor, weapons and ammunition.

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

Telecommunications.

NTS provides engineering design, test evaluation and certification services for manufacturers of a broad array of telecommunications networking and storage equipment intended for commercial data centers, central/telecom offices and client premise environments. The Company’s services are performed in accordance with domestic and international regulatory standards, the network equipment building systems (NEBS) specifications, as required by the telecommunications industry. Globally, NTS represents the largest network of independent test laboratories (ITL) certified and recognized by most regional bell operating companies’ (RBOCs) carriers. The Company is also certified and accredited to support formal witness testing on behalf of the RBOC carriers at approved manufacturer’s internal test facilities. Rapid technological change in the telecommunication market, including the wireless telecom industry, is driving demand for engineering design, testing evaluation and certification services for faster and more robust backhaul networking equipment will continue to increase. The Company is well positioned to support this demand, currently providing accredited ITL services at laboratories in California, Massachusetts, New Jersey, Texas and Germany.

Automotive.

NTS supports the commercial and military vehicle industries with testing, including dynamometer operations on power train components, vibration and shock on mechanical and electrical assemblies, thermal and corrosion exposures on control and monitoring systems, pressure pulsing and burst on fluid handling items and fatigue and ultimate strength on mechanical components. NTS performs testing to support requirements in emerging markets of pure electric vehicles and electric hybrid vehicles. This includes electric motors, integrated motor/transmissions, specialized high speed transmissions, batteries and control/distribution modules. It also performs HALT and HASS analyzes. These tests combine extremes of temperature, rapid temperature change, and multi-axis vibration to rapidly expose design weaknesses and process flaws. NTS is accredited to ISO 17025 through the American Accreditation of Laboratories Association (A2LA). This accreditation allows NTS automotive test reports to be accepted throughout the U.S. and internationally.

Energy.

NTS offers multi-disciplinary expertise and capabilities to provide smart solutions to complex engineering, and scientific problems in the areas of nuclear energy, renewable energy, energy storage and smart grid. The services provided are:

•	Technical functional knowledge of engineering fundamentals: mechanical, structural, electrical, reliability, and high technology communication and security software system test and monitoring solutions.
•	Testing on a variety of smart energy/smart grid products with a focus on the communications functionality and network protocols of smart meters, smart outlets, thermostats/in-home displays and smart appliances.
•	Supply chain management focusing on assuring product integrity through quality process and product auditing, supplier improvement plans, and management of quality systems.
•	Multi-disciplinary expertise in global compliance and certification for components, devices, communication products, software/hardware interoperability, and system security vulnerability assessments and validation.
•	Testing on seismic, environmental, EMI, radiation, equipment qualification, commercial grade dedication, mechanical aging, thermal aging, vacuum testing, leak detection, and high expansion line breaks. Seismic and vibration simulation tests are conducted for a variety of products on single axis, dependent biaxial systems, or independent tri-axial and electro-mechanical shaker tables.
•	Certification and evaluation services to nuclear utilities and suppliers worldwide.
•	A full range of products, engineering and testing services under our NUPIC and NIAC audited 10CFR50, Appendix B quality program.

Consumer Products.

NTS provides engineering design, test evaluation and domestic and international certification services to manufacturers of a broad array of consumer products normally procured for use in a residence, school or recreation environment. This typically includes personal computing, PC peripheral, residential networking and personal wireless devices. These products are subjected to a wide range of electromagnetic compatibility, product safety, reliability, usability and interoperability tests and certifications to assure market compliance, reliability and effective use. The Company has been approved as an exclusive ITL to offer internet TV set-top box multimedia over coax (MoCA) certification. The Company is the exclusive certifications provider for the Sirius/XM radio ready program and holds a number of domestic and international test accreditations throughout its network of commercial laboratories. NTS is an accredited telecommunication certification body (TCB) in North America and an appointed notified body for wireless devices in the European Union. With the increased integration of wireless technology into traditional consumer products, the dramatic population growth, income gains, global macroeconomic shifts and the urbanization in regions throughout Asia, Central and South America and Africa, NTS is well positioned to support the growing market spaces to which manufacturers are seeking to sell. The Company’s service offerings offer a ‘one-stop-shop’ to the consumer product market, ensuring manufacturers a shorter time to market in the fierce ‘race to market.’

Commercial & Industrial.

NTS provides engineering design, test evaluation and domestic and international certification services to manufacturers of a broad array of commercial and industrial products normally procured for light and heavy industrial applications. This covers a wide range of industries from shipbuilding, semiconductor manufacturing equipment, automation, robotics, laboratory and materials handling devices. Various types of commercial grade electronic, hydraulic and pneumatic systems are subjected to electrical, environmental and safety testing to ensure regulatory compliance and safe and reliable use. Special combined mechanical and environmental testing processes, such as (HALT testing), are used to accelerate the effects of aging and wear to allow manufacturers to produce a more reliable product. Once this has been accomplished, similar HASS testing can be used to ensure consistent quality on the production line. Increasingly, these products are incorporating Wireless Local Area Network (WLAN) and Wide Wireless Access Network (WWAN) communication technologies, and the requirement for additional testing and certification.

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

NTS’ strategies for continued growth include:

•	increasing market share through leveraging its geographic reach and providing superior service that distinguishes it from its competition;
•	investing in human and capital resources to strengthen existing capabilities;
•	enhancing utilization of resources;
•	adding new, innovative service offerings to the Company’s repertoire;
•	identify, evaluate and acquire companies that can add significant value upon integration with NTS; and
•	continue to integrate companies recently acquired.

Recent Developments

Consolidated revenues for the six months ended July 31, 2013, were $91,203,000, an increase of $421,000 or 0.5% over the same period last year. The majority of this increase came from organic growth particularly in the aerospace market, partially offset by a decrease in the defense market. The increased revenues combined with prudent cost controls resulted in net income for the period of $1,667,000.

During the quarter ended July 31, 2013, the Company was involved in discussions with a number of perspective bidders regarding a potential sale transaction. On August 15, 2013, the Company entered into an Agreement and Plan of Merger with Nest Parent, Inc., a Delaware corporation (“Parent”), and Nest Merger Sub, Inc., affiliates of Aurora Capital Group. Upon closing, each outstanding share of Company common stock will be converted into the right to receive an amount in cash equal to $23.00 per share. Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transaction to close before the end of 2013. See Note 15 Subsequent Events in the accompanying financial statements for further detail. Costs incurred during the current quarter related to this transaction were $300,000 and are included in general and administrative expenses.

With the completion of the implementation of its ERP system, the company centralized many of its support activities and effected a reduction in force. This resulted in restructuring costs of $1,037,000 for the three months ended July 31, 2013 which included severance and other employment related costs of $963,000 and other facility consolidation costs of $74,000. These costs are recorded to restructuring costs on the consolidated statements of operations.

On June 27, 2013, the Company paid off the $7,000,000 subordinated note with Mill Road Capital as well as accrued interest of $745,000 and a prepayment penalty of $387,000, using cash generated from operations and draws on the Company’s revolving credit line. The prepayment penalty, accretion of the debt discount of $558,000 and expensing of prepaid loan fees of $342,000 were charged to interest expense in the current quarter.

On June 26, 2013, the Company sold its 50% interest in XXCAL Japan for $240,000. The loss of $14,000 related to the sale is included in other expense.

Unaudited Results of Operations for the Six Months Ended July 31, 2013

Revenues

REVENUES
Six months ended July 31,	2013	2012	% Change
(Dollars in thousands)
Total revenues	$91,203	$90,782	0.5%

For the six months ended July 31, 2013, consolidated revenues increased by $421,000 or 0.5% when compared to the same period in fiscal year 2013. Substantially all of this growth was organic (revenues from businesses owned throughout both reporting periods) and was primarily related to an increase in the aerospace market, partially offset by a decrease in the defense market.

Gross Profit

GROSS PROFIT
Six months ended July 31,	2013	2012	% Change
(Dollars in thousands)

Total	$27,997	$24,131	16.0%
% to total revenues	30.7%	26.6%

Gross profit for the six months ended July 31, 2013 increased by $3,866,000 or 16.0% when compared to the same period in fiscal year 2013. Several factors contributed to the increase, including price increases, favorable project mix, increased volume, and decreased costs related to the reduction in force. Also, with the centralization of administrative functions which began in the first quarter of the current fiscal year, SG&A expense for the six months ended July 31, 2013 included approximately $1,300,000 of support-related expenses that were classified as cost of sales in the prior fiscal year. Gross profit as a percentage of revenue, or gross margin, increased from 26.6% to 30.7%.

Selling, General & Administrative

SELLING, GENERAL & ADMINISTRATIVE
Six months ended July 31,	2013	2012	% Change
(Dollars in thousands)

Total	$21,578	$17,079	26.3%
% to total revenues	23.7%	18.8%

Total selling, general and administrative expenses increased by $4,499,000 or 26.3% for the six months ended July 31, 2013 when compared to the same period in fiscal year 2013. The increase is mainly due to additional share-based compensation expense of $2,419,000 driven by the significant increase in the Company’s stock price in this fiscal year, $300,000 in one-time transaction costs and $1,104,000 in additional incentive compensation. Also, with the centralization of administrative functions which began in the first quarter of the current fiscal year, SG&A expense for the first six months of fiscal year 2014 included approximately $1,300,000 of support-related expenses that were classified as cost of sales in the prior fiscal year.

Restructuring costs

With the completion of the implementation of its ERP system, the Company centralized many of its support activities and effected a reduction in force. This resulted in restructuring costs of $1,037,000 for the six months ended July 31, 2013 which included severance and other employment related costs of $963,000 and other facility consolidation costs of $74,000.

Operating Income

OPERATING INCOME

Six months ended July 31,	2013	2012	% Change
(Dollars in thousands)

Total	$5,344	$6,916	(22.7)%
% to total revenues	5.9%	7.6%

Operating income for the six months ended July 31, 2013 decreased by $1,572,000 or 22.7% when compared to the same period in fiscal year 2013, primarily as a result of the increase in SG&A expense and restructuring costs, partially offset by the increase in gross profit.

Interest Expense

Net interest expense increased by $856,000 to $2,655,000 in the six months ended July 31, 2013 when compared to the same period in fiscal year 2013. The increase was primarily due to prepayment of the Mill Road subordinated note, which included the prepayment penalty of $387,000, accretion of the debt discount of $558,000 and expensing of prepaid loan fees of $342,000, partially offset by lower debt balances in the current year.

Other Income

Other income was $82,000 for the six months ended July 31, 2013, consisting of various minor transactions.

Income Taxes

The income tax provision rate for the six months ended July 31, 2013 was 39.8% compared to 41.2% for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

Net income for the six months ended July 31, 2013 was $1,667,000 compared to $3,060,000 for the same period in fiscal year 2013. This decrease was primarily due to higher SG&A expense and restructuring costs, partially offset by higher gross profit and lower income taxes.

For the six months ended July 31, 2013, net income attributable to noncontrolling interests was $380,000 compared to $504,000 in the prior year, a decrease of $124,000 or 24.6%. The decrease was due to the Company’s purchase of the 49.9% minority interest of Unitek Technical Services, a consolidated subsidiary, on November 8, 2012. Income related to Unitek is no longer included in noncontrolling interests, since the purchase.

Net income attributable to NTS for the six months ended July 31, 2013 was $1,287,000 compared to $2,556,000 for the same period in fiscal year 2013. This decrease was primarily due to lower net income, partially offset by the decrease in net income attributable to noncontrolling interests.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense, or "adjusted EBITDA", was $13,569,000 for the six months ended July 31, 2013 compared to $12,520,000 in the same period of the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity. Our senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure. The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP. A reconciliation of the Company's adjusted EBITDA to net income for the six months ended July 31, 2013 and 2012 is included in the table below.

	(Dollars in thousands)
	Six months ended July 31,
	2013	2012

Net Income	$1,667	$3,060
Add
Interest	2,655	1,799
Taxes	1,104	2,146
Depreciation	4,136	3,934
Amortization	1,016	1,009
EBITDA	10,578	11,948
Add
Share based compensation	2,991	572
Adjusted EBITDA	$13,569	$12,520

Unaudited Results of Operations for the Three Months Ended July 31, 2013

Revenues

REVENUES
Three months ended July 31,	2013	2012	% Change
(Dollars in thousands)
Total revenues	$46,186	$47,329	(2.4)%

For the three months ended July 31, 2013, consolidated revenues decreased by $1,143,000 or 2.4% when compared to the same period in fiscal year 2013, primarily due to decreases in the defense and energy markets, partially offset by an increase in the aerospace market.

Gross Profit

GROSS PROFIT
Three months ended July 31,	2013	2012	% Change
(Dollars in thousands)

Total	$14,467	$12,810	12.9%
% to total revenues	31.3%	27.1%

Gross profit for the three months ended July 31, 2013 increased by $1,657,000 or 12.9% when compared to the same period in fiscal year 2013. This increase in gross profit was primarily due to price increases, favorable project mix and decreased costs related to the reduction in force. Approximately $600,000 of support-related expenses were included in cost of sales in the second quarter of the prior year, which due to the centralization of administrative functions that began in the first quarter is recorded to SG&A in the current quarter. Gross profit as a percentage of revenue, or gross margin, increased from 27.1% to 31.3%.

Selling, General & Administrative

SELLING, GENERAL & ADMINISTRATIVE
Three months ended July 31,	2013	2012	% Change
(Dollars in thousands)

Total	$11,539	$8,667	33.1%
% to total revenues	25.0%	18.3%

Total selling, general and administrative expenses increased by $2,872,000 or 33.1% for the three months ended July 31, 2013 when compared to the same period in fiscal year 2013. The increase is mainly due to additional share-based compensation expense of $1,983,000 driven by the significant increase in the Company’s stock price in the current quarter, $300,000 in one-time transaction costs and $706,000 in additional incentive compensation. Also, with the centralization of administrative functions which began in the first quarter of the current fiscal year, SG&A expense for the current quarter included approximately $600,000 of support-related expenses that were classified as cost of sales in the prior fiscal year.

Restructuring costs

With the completion of the implementation of its ERP system, the Company centralized many of its support activities and effected a reduction in force. This resulted in restructuring costs of $1,037,000 for the three months ended July 31, 2013 which included severance and other employment related costs of $963,000 and other facility consolidation costs of $74,000.

Operating Income

OPERATING INCOME
Three months ended July 31,	2013	2012	% Change
(Dollars in thousands)

Total	$1,885	$4,020	(53.1)%
% to total revenues	4.1%	8.5%

Operating income for the three months ended July 31, 2013 decreased by $2,135,000 or 53.1% when compared to the same period in fiscal year 2013, primarily as a result of the increase in SG&A expense and restructuring costs, partially offset by the increase in gross profit.

Interest Expense

Net interest expense increased by $942,000 to $1,864,000 in the three months ended July 31, 2013 when compared to the same period in fiscal year 2013. The increase was primarily due to prepayment of the Mill Road subordinated note, which included the prepayment penalty of $387,000, accretion of the debt discount of $558,000 and expensing of prepaid loan fees of $342,000, partially offset by lower debt balances in the current quarter.

Other Income

Other income was $68,000 for the three months ended July 31, 2013, consisting of various minor transactions.

Income Taxes

The income tax provision rate for the three months ended July 31, 2013 was 42.7% compared to 41.5% for the same period in the prior year. Management has determined that it is more likely than not that the deferred tax assets will be realized on the basis of offsetting them against the reversal of deferred tax liabilities. The Company analyzes the value of the deferred income tax asset quarterly.

Net Income

Net income for the three months ended July 31, 2013 was $51,000 compared to $1,838,000 for the same period in fiscal year 2013. This decrease was primarily due to higher SG&A expense and restructuring costs, partially offset by higher gross margin and lower income taxes.

For the three months ended July 31, 2013, net income attributable to noncontrolling interests was $195,000 compared to $236,000 in the prior year, a decrease of $41,000 or 17.4%. The decrease was due to the Company’s purchase of the 49.9% minority interest of Unitek Technical Services, a consolidated subsidiary, on November 8, 2012. Income related to Unitek is no longer included in noncontrolling interests, since the purchase.

Net loss attributable to NTS for the three months ended July 31, 2013 was $144,000 compared to net income attributable to NTS of $1,602,000 for the same period in fiscal year 2013. This decrease was primarily due to lower net income, partially offset by the decrease in net income attributable to noncontrolling interests.

Adjusted EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) as adjusted to remove the effect of share based compensation expense, or "adjusted EBITDA", was $6,910,000 for the three months ended July 31, 2013 compared to $7,002,000 in the same period of the prior year.

Management uses adjusted EBITDA to evaluate the Company's core operations without reference to the impact of interest and tax payments resulting from its capital structure and tax jurisdictions, or depreciation and amortization which can fluctuate based on acquisition activity. Our senior credit facility also includes covenants related to adjusted EBITDA.

Adjusted EBITDA is a non-GAAP financial measure. The Company calculates adjusted EBITDA by taking net income, and adding back the expenses related to interest, taxes, depreciation, amortization, share based compensation expense and non-cash impairment loss, as each of those elements are calculated in accordance with GAAP. A reconciliation of the Company's adjusted EBITDA to net income for the three months ended July 31, 2013 and 2012 is included in the table below.

	(Dollars in thousands)
	Three months ended July 31,
	2013	2012

Net Income	$51	$1,838
Add
Interest	1,864	922
Taxes	38	1,313
Depreciation	2,048	2,003
Amortization	506	506
EBITDA	4,507	6,582
Add
Share based compensation	2,403	420
Adjusted EBITDA	$6,910	$7,002

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

Liquidity

A summary of key balance sheet items affecting liquidity at July 31, 2013 and January 31, 2013 is as follows:

	(Dollars in thousands)
	July 31, 2013	January 31, 2013
Cash and cash equivalents	$5,956	$8,875
Investments	$3,691	$3,410
Accounts receivable	$31,928	$33,573
Unbilled receivable	$11,857	$8,073
Working capital	$32,021	$33,338

Summary of cash flows:

(Dollars in thousands)
July 31, 2013
Net cash provided by operating activities	$6,322
Net cash used in investing activities	(2,792)
Net cash used by financing activities	(6,343)
Effect of exchange rate changes on cash	(106)
Net decrease in cash and cash equivalents	$(2,919)

Net cash provided by operating activities was $6.3 million in the six months ended July 31, 2013 and primarily consisted of net income of $1.7 million, depreciation and amortization of $5.2 million, and share-based compensation of $3.0 million, offset by changes in working capital.

Net cash used in investing activities in the six months ended July 31, 2013 was $2.8 million, which primarily was related to capital expenditures.

Net cash used by financing activities in the six months ended July 31, 2013 was $6.3 million and consisted of net repayments of long-term debt, including the prepayment of the Mill Road subordinated note.

Capital Resources

At July 31, 2013, the Company had cash and cash equivalents of $6.0 million and working capital of $32.0 million. In addition to its cash and cash generated from operations, the Company has a $65 million senior credit facility that is comprised of a $20 million term loan, a $25 million revolving credit line, and a $20 million acquisition line. The senior credit facility described in more detail under “Long-term Debt” below.

Under the revolving credit line the Company can borrow up to 85% of eligible accounts receivable. At July 31, 2013, 85% of eligible accounts receivable was $24,980,000 and the amount of available credit under the revolving credit line on that date was $8,578,000.

The term loan and the acquisition line have been fully utilized as of July 31, 2013 and the Company is making periodic payments as required by the credit facility.

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

On June 27, 2011, the Company completed a $14 million private placement of debt and equity with Mill Road Capital. Of the $14 million, $7 million was in the form of an interest-bearing, five-year subordinated note. On June 27, 2013, the Company paid off the $7 million subordinated note with Mill Road as well as accrued interest of $745,000 and a prepayment penalty, using cash generated from operations and draws on the Company’s revolving credit line. The prepayment penalty of $387,000, accretion of the debt discount of $558,000 and expensing of prepaid loan fees of $342,000 were recorded to interest expense in the current quarter.

Debt as of July 31, 2013 and January 31, 2013 consisted of the following:

	(Dollars in thousands)
	July 31, 2013	January 31, 2013
Revolving credit line (a)	$12,655	$8,500
Term loan (b)	12,450	14,300
Acquisition and equipment credit line (c)	17,636	18,447
Mill Road debt (d)	-	6,983
Secured and other notes payable (e)	4,841	5,721
Subtotal	47,582	53,951
Less current installments	6,037	5,572
Total	$41,545	$48,379

(a)	The Company is required to repay the outstanding principal under the revolving credit line on November 10, 2015. Interest accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 75 and 150 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 175 and 250 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. When interest is incurred at the Base Rate, interest is payable monthly in arrears on the first day of each month. When interest is incurred at the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from revolving credit lines at July 31, 2013 was $12,655,000. The revolving credit line is limited to 85% of eligible accounts receivable, which equates to $24,980,000 as of July 31, 2013. The available amount on the revolving credit line was $8,578,000 as of July 31, 2013.

(b)	The Company is required to repay the $20 million five-year term loan in equal quarterly principal installments of $500,000 commencing on February 1, 2011 until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. Interest accrues at a specified margin plus either: (i) the greatest of (a) the prime rate announced by Comerica Bank, (b) the federal funds effective rate as published by the Federal Reserve Bank of New York plus 1.0%, and (c) a daily adjusting LIBOR rate plus 1.0%; or (ii) a rate based on LIBOR. The Company refers to the rates described in clauses (i) and (ii) in the preceding sentence, respectively, as the "Base Rate" and as the "Eurodollar Rate." The specific per annum interest rate will be, at the Company’s option, either the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month. When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable loan is disbursed to the Company (except that with respect to six month interest periods, interest is payable at three month intervals). Excess cash flow payments as defined under the credit agreement are required to be applied to the prepayment of the term loan. The outstanding balance from term loans at July 31, 2013 was $12,450,000.

(c)	With respect to any credit advance under the acquisition and equipment line that is used to finance eligible acquisitions, the Company is required to make quarterly principal payments commencing one year after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. No principal payments are due during the first year. The amount of such quarterly principal payments is 1.25% of the aggregate original principal amount of such credit advance during the second year, increasing to 2.50% during the third year and increasing to 3.75% during the fourth and fifth years.

Interest on the acquisition and equipment line accrues at the Company’s option at either (i) the Base Rate plus a specified margin ranging between 100 and 175 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio or (ii) the Eurodollar Rate plus a specified margin ranging between 200 and 275 basis points depending on the Company’s consolidated total debt to consolidated EBITDA ratio. When interest is based on the Base Rate, interest is payable monthly in arrears on the first day of each month following the disbursement of an advance. When interest is based on the Eurodollar Rate, interest is payable at the end of each interest period, which is defined as one, two, three or six months after the applicable advance is disbursed to us (except that with respect to six month interest periods, interest is payable at three month intervals). The outstanding balance from acquisitions at July 31, 2013 was $16,163,000.

With respect to any credit advance under the acquisition and equipment line that is used to finance the purchase of eligible machinery and equipment, the Company is required to make quarterly principal payments in an amount equal to 5% of the aggregate original principal amount of such credit advance. Such principal payments are due quarterly after the date such credit advance is made, until November 10, 2015, the maturity date, when all remaining outstanding principal plus accrued interest thereon is due and payable in full. The outstanding balance from equipment credit advances at July 31, 2013 was $1,473,000.

(d)	The outstanding principal of $7,000,000, accrued interest of $745,000 and the prepayment penalty of $387,000, related to the Mill Road subordinated note were paid on June 27, 2013. There was no outstanding balance at July 31, 2013.

(e)	The Company has an additional $4,178,000 at July 31, 2013 in equipment line balances which were used to finance various test equipment with terms of 60 months for each equipment schedule at interest rates ranging from 0.00% to 5.24%.

The Company’s 50% owned subsidiary, NQA, Inc., has total borrowings of $663,000 at July 31, 2013. Advances under the business acquisitions line of credit bear interest, at the option of NQA, at a fluctuating rate equal to the lender’s corporate base rate plus 0.5% or at a fixed rate based on the Federal Home Loan Bank Advance Rate plus 3.0%. Advances under the business acquisitions line of credit are due and payable, at the option of NQA, 3 or 5 years from the advance date and are subject to additional interest charges in the event of prepayment.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and principal financial officer, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required und the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013, based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter, in connection with our reduction in force, we eliminated certain accounting functions at individual laboratory facilities, centralizing these functions at our corporate headquarters. This change was designed to improve the consistency, quality and timeliness of our financial reporting.

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

Litigation Relating to the Merger

On August 23, 2013, a putative stockholder class action lawsuit entitled Elias v. National Technical Systems, Inc., Case No. BC519271, was filed in the Superior Court of the State of California, Los Angeles County, against the Company, the members of the Company’s board of directors, Aurora Capital Group, Nest Parent, Inc. and Nest Merger Sub, Inc.  The lawsuit asserts generally that the members of the Company’s board of directors breached their fiduciary duty to maximize the value of the Company and its shares of common stock by agreeing to a proposed merger at a “woefully inadequate” price and by failing to provide adequate information about the proposed merger.  The lawsuit further asserts that the Company, Aurora Capital Group, Nest Parent, Inc. and Nest Merger Sub, Inc. aided and abetted those alleged breaches of fiduciary duty.  The lawsuit seeks, among other relief, an order enjoining the consummation of the merger, damages in an unspecified amount and an award of attorneys’ fees and expenses of litigation.  Defendants believe that the lawsuit is without merit and intend to defend it vigorously.

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

National Technical Systems, Inc.

Date: September 12, 2013	/s/ Michael El-Hillow
Michael El-Hillow, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1*
Agreement and Plan of Merger dated August 15, 2013 among Nest Parent, Inc., Nest Merger Sub, Inc. and the registrant (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2013).

10.1*
Limited Guaranty dated August 15, 2013 by Aurora Equity Partners IV L.P. and Aurora Overseas Equity Partners IV L.P. in favor of the registrant (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2013).

10.2*
Form of Voting Agreement dated August 15, 2013 among Nest Parent, Inc. and certain shareholders of the Company (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2013).

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